Form 10-Q
period 2017-09-27
DENNYS CORP
filed 2017-11-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2017

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
Yes  ☐  No  ☑

 As of October 27, 2017, 65,282,790 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 27, 2017	December 28, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,663	$2,592
Receivables	17,423	19,841
Inventories	2,998	3,046
Assets held for sale	—	1,020
Prepaid and other current assets	8,573	9,408
Total current assets	30,657	35,907
Property, net of accumulated depreciation of $243,107 and $255,185, respectively	138,049	133,102
Goodwill	37,821	35,233
Intangible assets, net	56,075	54,493
Deferred financing costs, net	1,491	1,936
Deferred income taxes	17,966	17,683
Other noncurrent assets	27,167	27,797
Total assets	$309,226	$306,151

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,289	$3,285
Accounts payable	19,002	25,289
Other current liabilities	53,748	64,796
Total current liabilities	76,039	93,370
Long-term liabilities:
Long-term debt, less current maturities	261,800	218,500
Capital lease obligations, less current maturities	26,296	23,806
Liability for insurance claims, less current portion	13,584	14,853
Other noncurrent liabilities	29,104	26,734
Total long-term liabilities	330,784	283,893
Total liabilities	406,823	377,263

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; September 27, 2017: 107,554 shares issued and 65,685 shares outstanding; December 28, 2016: 107,115 shares issued and 71,358 shares outstanding	$1,076	$1,071
Paid-in capital	591,773	577,951
Deficit	(347,976)	(382,843)
Accumulated other comprehensive loss, net of tax	(3,323)	(1,407)
Shareholders’ equity before treasury stock	241,550	194,772
Treasury stock, at cost, 41,869 and 35,757 shares, respectively	(339,147)	(265,884)
Total shareholders' deficit	(97,597)	(71,112)
Total liabilities and shareholders' deficit	$309,226	$306,151
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$97,915	$93,122	$290,049	$272,718
Franchise and license revenue	34,469	35,264	103,621	104,625
Total operating revenue	132,384	128,386	393,670	377,343
Costs of company restaurant sales:
Product costs	24,896	22,819	72,798	67,253
Payroll and benefits	37,332	35,999	113,221	104,548
Occupancy	5,054	4,928	15,291	14,721
Other operating expenses	14,040	13,372	39,544	37,544
Total costs of company restaurant sales	81,322	77,118	240,854	224,066
Costs of franchise and license revenue	9,493	10,275	29,483	31,037
General and administrative expenses	16,446	17,558	50,536	50,691
Depreciation and amortization	5,958	5,609	17,493	16,207
Operating (gains), losses and other charges, net	630	249	3,459	24,365
Total operating costs and expenses, net	113,849	110,809	341,825	346,366
Operating income	18,535	17,577	51,845	30,977
Interest expense, net	4,067	3,117	11,348	8,905
Other nonoperating income, net	(286)	(543)	(1,053)	(635)
Net income before income taxes	14,754	15,003	41,550	22,707
Provision for income taxes	5,429	5,277	15,103	14,579
Net income	$9,325	$9,726	$26,447	$8,128

Basic net income per share	$0.14	$0.13	$0.38	$0.11
Diluted net income per share	$0.13	$0.13	$0.37	$0.10

Basic weighted average shares outstanding	66,873	74,851	69,095	76,214
Diluted weighted average shares outstanding	69,210	76,791	71,377	78,052

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Net income	$9,325	$9,726	$26,447	$8,128
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $9, $8, $27 and $2,168	14	13	42	21,851
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $133, $20, $(1,249) and $(5,034)	209	32	(1,958)	(7,882)
Other comprehensive income (loss)	223	45	(1,916)	13,969
Total comprehensive income	$9,548	$9,771	$24,531	$22,097

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,420	—	8,971
Net income	—	—	—	—	—	26,447	—	26,447
Other comprehensive loss	—	—	—	—	—	—	(1,916)	(1,916)
Share-based compensation on equity classified awards	—	—	—	—	6,219	—	—	6,219
Purchase of treasury stock	—	—	(5,558)	(66,379)	—	—	—	(66,379)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	398	4	—	—	(4)	—	—	—
Exercise of common stock options	41	1	—	—	172	—	—	173
Balance, September 27, 2017	107,554	$1,076	(41,869)	$(339,147)	$591,773	$(347,976)	$(3,323)	$(97,597)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 27, 2017	September 28, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$26,447	$8,128
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,493	16,207
Operating (gains), losses and other charges, net	3,459	24,365
Amortization of deferred financing costs	446	445
(Gain) loss on early extinguishments of debt and leases	68	(3)
Deferred income tax expense	9,936	8,942
Share-based compensation	6,546	5,625
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,279	2,582
Inventories	(55)	108
Other current assets	834	6,662
Other assets	(5,068)	(1,800)
Increase (decrease) in liabilities:
Accounts payable	(5,121)	(83)
Accrued salaries and vacations	(9,094)	(11,006)
Accrued taxes	1,474	1,647
Other accrued liabilities	(4,834)	(16,627)
Other noncurrent liabilities	(2,285)	(2,060)
Net cash flows provided by operating activities	43,525	43,132
Cash flows from investing activities:
Capital expenditures	(13,558)	(14,615)
Acquisition of restaurants and real estate	(10,043)	(12,956)
Proceeds from disposition of property	2,318	1,921
Collections on notes receivable	3,773	1,151
Issuance of notes receivable	(2,278)	(1,394)
Net cash flows used in investing activities	(19,788)	(25,893)
Cash flows from financing activities:
Revolver borrowings	105,900	38,000
Revolver payments	(62,600)	(30,000)
Long-term debt payments	(2,467)	(2,378)
Proceeds from exercise of stock options	173	492
Purchase of treasury stock	(65,951)	(19,137)
Net bank overdrafts	279	(4,361)
Net cash flows used in financing activities	(24,666)	(17,384)
Decrease in cash and cash equivalents	(929)	(145)
Cash and cash equivalents at beginning of period	2,592	1,671
Cash and cash equivalents at end of period	$1,663	$1,526

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 27, 2017, the Denny's brand consisted of 1,725 restaurants, 1,551 of which were franchised/licensed restaurants and 174 of which were company operated.

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

The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, are expected to be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. During the year ended December 28, 2016, we recognized revenue related to initial franchise fees of $2.7 million.

The new guidance will also impact our advertising arrangements with franchisees. Currently we record advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. Under the new guidance, we would include franchisee contributions to and expenditures from our advertising programs on a gross basis within the consolidated statements of income. While this change will materially impact the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact would be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on operating income and net income. During the year ended December 28, 2016, contributions from franchisees to our advertising programs, including local co-operatives, were $76.5 million.

Gift card breakage will also be impacted by the new guidance. Currently we record breakage income as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold, and breakage is recognized when the likelihood of redemption is remote. Upon adoption, gift card breakage income will be presented within revenue and breakage will be recognized proportionately as redemptions occur. During the year ended December 28, 2016, we recognized breakage of $0.3 million.

We are currently evaluating the impact this guidance will have on our consolidated financial statements related to other transactions with our franchisees and the effect it will have on our disclosures. We preliminarily expect to use the modified retrospective method of adoption.  However, the adoption method is subject to change as we continue to evaluate the impact of the standard.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new update better aligns an entity’s risk management activities and financial reporting for hedging relationships, simplifies the hedge accounting requirements, and improves the disclosures of hedging arrangements. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The amended presentation and disclosure guidance is to be applied on a prospective basis. Adjustments to the measurement of ineffectiveness should be recorded through a cumulative effect adjustment as of the beginning of the adoption period. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	September 27, 2017	December 28, 2016
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$11,471	$10,513
Financing receivables from franchisees	2,228	2,804
Vendor receivables	1,844	3,865
Credit card receivables	1,505	1,678
Other	656	1,261
Allowance for doubtful accounts	(281)	(280)
Total current receivables, net	$17,423	$19,841

Noncurrent assets (included as a component of other noncurrent assets):
Financing receivables from franchisees	$479	$732

During the three quarters ended September 27, 2017, we wrote-off $0.2 million of financing receivables from a franchisee. Also, during the three quarters ended September 27, 2017, we recorded $0.4 million of insurance receivables related to hurricane damages incurred during the period, which are included as a component of other receivables in the above table.

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 28, 2016	$35,233
Additions related to acquisition	2,573
Adjustments related to the sale of restaurants	15
Balance, September 27, 2017	$37,821

Other intangible assets were comprised of the following:

	September 27, 2017		December 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,076	$—	$44,076	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Franchise and license agreements	—	—	190	186
Reacquired franchise rights	14,363	2,530	11,498	1,251
Intangible assets	$58,605	$2,530	$55,930	$1,437

During the three quarters ended September 27, 2017, we acquired seven franchised restaurants and one former franchised restaurant, which was being remodeled and subsequently opened in the fourth quarter of fiscal 2017, for $6.5 million, of which $2.9 million was allocated to reacquired franchise rights, $1.0 million to property and $2.6 million to goodwill. In addition, we recorded $1.9 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 27, 2017	December 28, 2016
	(In thousands)
Accrued payroll	$18,321	$27,056
Accrued insurance, primarily current portion of liability for insurance claims	6,481	6,651
Accrued taxes	8,880	7,407
Accrued advertising	6,066	8,051
Gift cards	4,537	5,474
Other	9,463	10,157
Other current liabilities	$53,748	$64,796

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Pension settlement loss	$—	$—	$—	$24,297
Software implementation costs	1,001	—	4,669	—
Gains on sales of assets and other, net	(411)	(77)	(1,646)	(764)
Restructuring charges and exit costs	40	326	436	832
Operating (gains), losses and other charges, net	$630	$249	$3,459	$24,365

Software implementation costs of $4.7 million for the three quarters ended September 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.6 million for the three quarters ended September 27, 2017 primarily related to real estate sold to franchisees. The pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan during the three quarters ended September 28, 2016. Gains on sales of assets and other, net of $0.8 million for the three quarters ended September 28, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Exit costs	$40	$154	$366	$269
Severance and other restructuring charges	—	172	70	563
Total restructuring charges and exit costs	$40	$326	$436	$832

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 28, 2016	$1,896
Exit costs (1)	366
Payments, net of sublease receipts	(1,067)
Interest accretion	69
Balance, September 27, 2017	1,264
Less current portion included in other current liabilities	309
Long-term portion included in other noncurrent liabilities	$955

(1)	Included as a component of operating (gains), losses and other charges, net.

As of September 27, 2017 and December 28, 2016, we had accrued severance and other restructuring charges of less than $0.1 million and $0.4 million, respectively. The balance as of September 27, 2017 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of September 27, 2017:
Deferred compensation plan investments (1)	$12,036	$12,036	$—	$—	market approach
Interest rate swaps, net (2)	(3,962)	—	(3,962)	—	income approach
Total	$8,074	$12,036	$(3,962)	$—

Fair value measurements as of December 28, 2016:
Deferred compensation plan investments (1)	$11,248	$11,248	$—	$—	market approach
Interest rate swaps (2)	(756)	—	(756)	—	income approach
Total	$10,492	$11,248	$(756)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

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

(1)
As of December 28, 2016, assets were classified as assets held for sale and were written down to their fair value. The fair value of assets held for sale was based upon Level 2 inputs, which included sales agreements.

Note 8.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of September 27, 2017, we had outstanding revolver loans of $261.8 million and outstanding letters of credit under the senior secured revolver of $21.5 million. These balances resulted in availability of $41.7 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.27% and 2.45% as of September 27, 2017 and December 28, 2016, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.22% and 2.74% as of September 27, 2017 and December 28, 2016, respectively.

A commitment fee is paid on the unused portion of the revolving credit facility and was 0.30% as of September 27, 2017. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of September 27, 2017. The maturity date for the credit facility is March 30, 2020.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 27, 2017.

Subsequent to the end of the quarter, we refinanced our credit facility. See Note 16.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 27, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of September 27, 2017, the fair value of the interest rate swaps was a net liability of $4.0 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $4.1 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

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

The components of net periodic benefit cost were as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Pension Plan:
Service cost	$—	$—	$—	$105
Net periodic benefit cost	$—	$—	$—	$105

Other Defined Benefit Plans:
Interest cost	$20	$23	$62	$69
Amortization of net loss	23	21	69	64
Net periodic benefit cost	$43	$44	$131	$133

We made contributions of $0.2 million and $0.1 million to our other defined benefit plans during the three quarters ended September 27, 2017 and September 28, 2016, respectively. We expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2017.

Additional minimum pension liability, net of tax, of $0.9 million related to our other defined benefit plans is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of both September 27, 2017 and December 28, 2016, respectively.

Note 10.     Share-Based Compensation

Refer to Note 2 for the impact of the adoption of ASU 2016-09. Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Performance share awards	$2,246	$1,862	$6,090	$5,284
Restricted stock units for board members	247	(87)	456	341
Total share-based compensation	$2,493	$1,775	$6,546	$5,625

Performance Share Awards

During the three quarters ended September 27, 2017, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $13.05 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $12.17 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 27, 2017. The performance period for these performance shares is the three year fiscal period beginning December 29, 2016 and ending December 25, 2019. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the three quarters ended September 27, 2017, we made payments of $3.9 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of September 27, 2017, we had approximately $10.5 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the three quarters ended September 27, 2017, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $12.04 per unit to non-employee members of our Board of Directors. The deferred stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. Also during the three quarters ended September 27, 2017, we made cash payments of $0.5 million related to the replacement cash awards issued in 2016 related to the canceled deferred stock units awards. As of September 27, 2017, we had approximately $0.7 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 36.8% for the quarter ended September 27, 2017 and 36.3% for the three quarters ended September 27, 2017 compared to 35.2% and 64.2%, respectively, for the prior year periods. Refer to Note 2 for the impact of the adoption of ASU 2016-09. For the 2016 periods, the difference in the overall effective rate from the U.S. statutory rate was primarily due to the Pension Plan liquidation, foreign tax credits and certain discrete items. During the three quarters ended September 28, 2016, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction. This created a benefit to the effective tax rate of 4.8% for the quarter and 4.6% year-to-date. In addition, during the three quarters ended September 28, 2016, certain discrete items created an increase to the effective tax rate of 4.3% for the quarter and 4.7% year-to-date.

In addition to the items noted above, the 2016 year-to-date rate of 64.2% was also impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 35.6% for the three quarters ended September 28, 2016.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
			(In thousands, except for per share amounts)
Net income	$9,325	$9,726	$26,447	$8,128

Weighted average shares outstanding - basic	66,873	74,851	69,095	76,214
Effect of dilutive share-based compensation awards	2,337	1,940	2,282	1,838
Weighted average shares outstanding - diluted	69,210	76,791	71,377	78,052

Basic net income per share	$0.14	$0.13	$0.38	$0.11
Diluted net income per share	$0.13	$0.13	$0.37	$0.10

Anti-dilutive share-based compensation awards	606	—	606	—

Note 13.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 27, 2017	September 28, 2016
	(In thousands)
Income taxes paid, net	$5,039	$1,140
Interest paid	$10,547	$8,197

Noncash investing and financing activities:
Property acquisition payable	$500	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,961	$3,597
Execution of capital leases	$4,959	$7,180
Treasury stock payable	$741	$695
Notes received in connection with disposition of property	$1,750	$—

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

During the three quarters ended September 27, 2017, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 2.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $12.36 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.9 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR agreement, during the three quarters ended September 27, 2017, we repurchased 5.6 million shares of our common stock for approximately $66.4 million. This brings the total amount repurchased under the May 2016 repurchase program to 7.2 million shares of our common stock for approximately $87.2 million, leaving approximately $12.8 million that can be used to repurchase our common stock under this program as of September 27, 2017.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Subsequent to the end of the quarter, the Board of Directors of Denny’s Corporation approved a new share repurchase program. See Note 16.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Amortization of net loss (1)	69	—	69
Net change in fair value of derivatives	—	(3,091)	(3,091)
Reclassification of derivatives to interest expense (2)	—	(116)	(116)
Income tax (expense) benefit related to items of other comprehensive loss	(27)	1,249	1,222
Balance as of September 27, 2017	$(903)	$(2,420)	$(3,323)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 27, 2017. See Note 9 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $1.0 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 27, 2017, no events had occurred that caused us to make payments under these guarantees. There were $6.0 million and $7.9 million of loans outstanding under these programs as of September 27, 2017 and December 28, 2016, respectively. As of September 27, 2017, the maximum amounts payable under the loan guarantees was $1.2 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 27, 2017 and December 28, 2016, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Note 16.     Subsequent Events

Share Repurchase Program

On October 27, 2017, the Board of Directors of Denny’s Corporation approved a new share repurchase program authorizing the Company to repurchase an additional $200 million of its common stock, in addition to repurchases previously authorized. As of October 27, 2017, the Company had approximately $7.6 million remaining available in its current $100 million share stock repurchase program announced in May 2016.

Refinancing of Credit Facility

On October 26, 2017, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. A commitment fee, initially set at 0.30%, is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is October 26, 2022.

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

	Quarter Ended				Three Quarters Ended
	September 27, 2017		September 28, 2016		September 27, 2017		September 28, 2016
	(Dollars in thousands)
Revenue:
Company restaurant sales	$97,915	74.0%	$93,122	72.5%	$290,049	73.7%	$272,718	72.3%
Franchise and license revenue	34,469	26.0%	35,264	27.5%	103,621	26.3%	104,625	27.7%
Total operating revenue	132,384	100.0%	128,386	100.0%	393,670	100.0%	377,343	100.0%
Costs of company restaurant sales (a):
Product costs	24,896	25.4%	22,819	24.5%	72,798	25.1%	67,253	24.7%
Payroll and benefits	37,332	38.1%	35,999	38.7%	113,221	39.0%	104,548	38.3%
Occupancy	5,054	5.2%	4,928	5.3%	15,291	5.3%	14,721	5.4%
Other operating expenses	14,040	14.3%	13,372	14.4%	39,544	13.6%	37,544	13.8%
Total costs of company restaurant sales	81,322	83.1%	77,118	82.8%	240,854	83.0%	224,066	82.2%
Costs of franchise and license revenue (a)	9,493	27.5%	10,275	29.1%	29,483	28.5%	31,037	29.7%
General and administrative expenses	16,446	12.4%	17,558	13.7%	50,536	12.8%	50,691	13.4%
Depreciation and amortization	5,958	4.5%	5,609	4.4%	17,493	4.4%	16,207	4.3%
Operating (gains), losses and other charges, net	630	0.5%	249	0.2%	3,459	0.9%	24,365	6.5%
Total operating costs and expenses, net	113,849	86.0%	110,809	86.3%	341,825	86.8%	346,366	91.8%
Operating income	18,535	14.0%	17,577	13.7%	51,845	13.2%	30,977	8.2%
Interest expense, net	4,067	3.1%	3,117	2.4%	11,348	2.9%	8,905	2.4%
Other nonoperating income, net	(286)	(0.2)%	(543)	(0.4)%	(1,053)	(0.3)%	(635)	(0.2)%
Net income before income taxes	14,754	11.1%	15,003	11.7%	41,550	10.6%	22,707	6.0%
Provision for income taxes	5,429	4.1%	5,277	4.1%	15,103	3.8%	14,579	3.9%
Net income	$9,325	7.0%	$9,726	7.6%	$26,447	6.7%	$8,128	2.2%

Other Data:
Company average unit sales	$577		$573		$1,706		$1,689
Franchise average unit sales	$403		$396		$1,188		$1,174
Company equivalent units (b)	170		163		170		161
Franchise equivalent units (b)	1,550		1,560		1,557		1,554
Company same-store sales increase (c)(d)	0.6%		1.0%		0.6%		1.5%
Domestic franchise same-store sales increase (c)(d)	0.6%		1.0%		0.7%		0.9%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2017 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
Company restaurants, beginning of period	172	162	169	164
Units opened	1	—	2	1
Units acquired from franchisees	1	6	7	9
Units sold to franchisees	—	—	(4)	(6)
Units closed	—	—	—	—
End of period	174	168	174	168

Franchised and licensed restaurants, beginning of period	1,552	1,558	1,564	1,546
Units opened	8	13	23	37
Units purchased from Company	—	—	4	6
Units acquired by Company	(1)	(6)	(7)	(9)
Units closed	(8)	(5)	(33)	(20)
End of period	1,551	1,560	1,551	1,560
Total restaurants, end of period	1,725	1,728	1,725	1,728

Company Restaurant Operations

During the quarter ended September 27, 2017, company restaurant sales increased $4.8 million, or 5.1%, primarily resulting from a seven equivalent unit increase in company restaurants and a 0.6% increase in company same-store sales as compared to the prior year period. During the three quarters ended September 27, 2017, company restaurant sales increased $17.3 million, or 6.4%, primarily resulting from a nine equivalent unit increase in company restaurants and a 0.6% increase in company same-store sales as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 83.1% for the quarter and 83.0% year-to-date from 82.8% and 82.2%, respectively, in the prior year periods.

Product costs were 25.4% for the quarter and 25.1% year-to-date compared to 24.5% and 24.7%, respectively, in the prior year periods. The increase for the quarter was primarily due to increased commodity costs.

Payroll and benefits were 38.1% for the quarter and 39.0% year-to-date compared to 38.7% and 38.3%, respectively, in the prior year periods. The decrease for the quarter was primarily due to a 1.1 percentage point decrease in workers' compensation costs, as the current quarter included $1.3 million in favorable workers' compensation experience compared to $0.3 million of favorable workers' compensation experience in the prior year period. The increase year-to-date was primarily due to a 0.7 percentage point increase in labor costs resulting from minimum wage increases and a 0.1 percentage point increase in workers' compensation costs. The three quarters ended September 27, 2017 included $1.6 million in favorable workers' compensation experience, as compared to $1.9 million of favorable workers' compensation experience in the prior year period.

Occupancy costs were 5.2% for the quarter and 5.3% year-to-date compared to 5.3% and 5.4%, respectively, in the prior year periods. The decreases were primarily related to the increases in capital leases.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 27, 2017		September 28, 2016		September 27, 2017		September 28, 2016
	(Dollars in thousands)
Utilities	$3,767	3.8%	$3,429	3.7%	$9,873	3.4%	$9,232	3.4%
Repairs and maintenance	1,642	1.7%	1,559	1.7%	4,972	1.7%	4,893	1.8%
Marketing	3,740	3.8%	3,500	3.8%	10,982	3.8%	10,123	3.7%
Other direct costs	4,891	5.0%	4,884	5.2%	13,717	4.7%	13,296	4.9%
Other operating expenses	$14,040	14.3%	$13,372	14.4%	$39,544	13.6%	$37,544	13.8%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 27, 2017		September 28, 2016		September 27, 2017		September 28, 2016
	(Dollars in thousands)
Royalties	$25,174	73.0%	$25,039	71.0%	$75,056	72.4%	$73,694	70.4%
Initial fees	507	1.5%	757	2.1%	1,579	1.5%	2,081	2.0%
Occupancy revenue	8,788	25.5%	9,468	26.8%	26,986	26.0%	28,850	27.6%
Franchise and license revenue	$34,469	100.0%	$35,264	100.0%	$103,621	100.0%	$104,625	100.0%

Occupancy costs	$6,343	18.4%	$7,023	19.9%	$19,420	18.7%	$21,373	20.4%
Other direct costs	3,150	9.1%	3,252	9.2%	10,063	9.7%	9,664	9.2%
Costs of franchise and license revenue	$9,493	27.5%	$10,275	29.1%	$29,483	28.5%	$31,037	29.7%

During the quarter ended September 27, 2017, royalties increased $0.1 million, or 0.5%, primarily resulting from a 0.6% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period, partially offset by a 10 equivalent unit decrease in franchised and licensed restaurants. During the three quarters ended September 27, 2017, royalties increased $1.4 million, or 1.8%, primarily resulting from a higher average royalty rate as compared to the prior year period, a three equivalent unit increase in franchised and licensed restaurants and a 0.7% increase in domestic same-store sales. Initial fees decreased $0.3 million for the quarter and $0.5 million year-to-date as a higher number of restaurants were opened by franchisees during the prior year periods. The decrease in occupancy revenue of $0.7 million, or 7.2%, for the quarter and $1.9 million, or 6.5%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.8 million, or 7.6%, for the quarter and decreased $1.6 million, or 5.0%, year-to-date. Occupancy costs decreased $0.7 million, or 9.7%, for the quarter and $2.0 million, or 9.1%, year-to-date, primarily resulting from lease expirations. Other direct costs decreased $0.1 million, or 3.1%, for the quarter and increased $0.4 million, or 4.1%, year-to-date. The increase for the year-to-date period primarily resulted from increased franchise administration costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 27.5% for the quarter from 29.1% for the prior year quarter and decreased to 28.5% year-to-date from 29.7% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Share-based compensation	$2,493	$1,775	$6,546	$5,625
Other general and administrative expenses	13,953	15,783	43,990	45,066
Total general and administrative expenses	$16,446	$17,558	$50,536	$50,691

Other general and administrative expenses decreased by $1.8 million for the quarter and $1.1 million year-to-date. The decrease for the quarter primarily resulted from a $1.1 million reduction in professional fees, a $0.5 million decrease in incentive compensation and $0.3 million related to market valuation changes in our non-qualified deferred compensation plan liabilities. The decrease for the year-to-date period primarily resulted from a $2.2 million decrease in incentive compensation. This decrease was partially offset by a $0.7 million increase in investments in personnel and a $0.5 million increase related to market valuation changes in our non-qualified deferred compensation plan liabilities. Offsetting gains on the underlying non-qualified deferred plan investments are included as a component of other non-operating income, net. Share-based compensation increased by $0.7 million for the quarter and $0.9 million year-to-date due in part to the cancellation of equity awards and subsequent issuance of cash awards to non-employee members of our Board of Directors in the 2016 period. Additionally, share-based compensation was impacted by the election to account for forfeitures as they occur, which was effective beginning in fiscal 2017. There have been no actual forfeitures during fiscal 2017.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Depreciation of property and equipment	$4,261	$4,289	$12,711	$12,568
Amortization of capital lease assets	1,021	941	3,011	2,629
Amortization of intangible and other assets	676	379	1,771	1,010
Total depreciation and amortization expense	$5,958	$5,609	$17,493	$16,207

The increase in amortization of intangible and other assets is primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Pension settlement loss	$—	$—	$—	$24,297
Software implementation costs	1,001	—	4,669	—
Gains on sales of assets and other, net	(411)	(77)	(1,646)	(764)
Restructuring charges and exit costs	40	326	436	832
Operating (gains), losses and other charges, net	$630	$249	$3,459	$24,365

Software implementation costs of $4.7 million for the three quarters ended September 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. We expect to recognize additional costs of approximately $0.5 million during the remainder of 2017 to complete the implementation. Gains on sales of assets and other, net of $1.6 million for the three quarters ended September 27, 2017 primarily related to real estate sold to franchisees. The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the three quarters ended September 28, 2016. Gains on sales of assets and other, net of $0.8 million for the three quarters ended September 28, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Exit costs	$40	$154	$366	$269
Severance and other restructuring charges	—	172	70	563
Total restructuring and exit costs	$40	$326	$436	$832

Operating income was income of $18.5 million for the quarter and $51.8 million year-to-date compared with $17.6 million and $31.0 million, respectively, for the prior year periods. The 2016 year-to-date period was significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Interest expense, net was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
	(In thousands)
Interest on credit facilities	$2,078	$1,158	$5,333	$3,352
Interest on interest rate swaps	(30)	193	116	614
Interest on capital lease liabilities	1,470	1,287	4,286	3,389
Letters of credit and other fees	303	304	886	895
Interest income	(21)	(73)	(85)	(100)
Total cash interest	3,800	2,869	10,536	8,150
Amortization of deferred financing costs	149	149	446	445
Interest accretion on other liabilities	118	99	366	310
Total interest expense, net	$4,067	$3,117	$11,348	$8,905

Interest expense, net increased by $1.0 million for the quarter and $2.4 million year-to-date primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating income, net was $0.3 million for the quarter and $1.1 million year-to-date compared to $0.5 million and $0.6 million, respectively, for the prior year periods. The nonoperating income was primarily the result of gains on deferred compensation plan investments.

The provision for income taxes was $5.4 million for the quarter and $15.1 million year-to-date compared to $5.3 million and $14.6 million, respectively, for the prior year periods. The effective tax rate was 36.8% for the quarter and 36.3% year-to-date compared to 35.2% and 64.2%, respectively, for the prior year periods. Refer to Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for the impact of the adoption of ASU 2016-09. We expect the 2017 fiscal year effective tax rate to be between 35% and 37%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

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

Net income was $9.3 million for the quarter and $26.4 million year-to-date compared with $9.7 million and $8.1 million, respectively, for the prior year periods. The 2016 periods were significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Impact of Recent Hurricanes

During the quarter ended September 27, 2017, Hurricanes Harvey, Irma and Maria impacted approximately 25 company and 195 franchised locations in Texas, Florida, Georgia, South Carolina and Puerto Rico. However, for the quarter ended September 27, 2017, we estimate that the overall impact to our condensed consolidated financial statements was insignificant. During the quarter, we recorded $0.4 million in expected insurance recoveries receivable and approximately $0.1 million of losses related to fixed asset impairments and inventory write-offs. Due to significant damages to one company unit in Texas and franchised restaurants in Puerto Rico, we estimate lost company sales and royalties during the fourth quarter of 2017 of up to $0.4 million and $0.2 million, respectively. Any insurance proceeds related to lost income due to business interruption will be recorded when we settle our insurance claims.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 27, 2017	September 28, 2016
	(In thousands)
Net cash provided by operating activities	$43,525	$43,132
Net cash used in investing activities	(19,788)	(25,893)
Net cash used in financing activities	(24,666)	(17,384)
Decrease in cash and cash equivalents	$(929)	$(145)

Net cash flows provided by operating activities were $43.5 million for the three quarters ended September 27, 2017 compared to $43.1 million for the three quarters ended September 28, 2016. The slight increase in cash flows provided by operating activities was primarily due to the funding of our pension liability during the three quarters ended September 28, 2016, partially offset by increased tax payments during the current year. We believe that our estimated cash flows from operations for 2017, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $19.8 million for the three quarters ended September 27, 2017. These cash flows were primarily comprised of capital expenditures of $13.6 million and acquisitions of restaurants and real estate of $10.0 million. Cash flows for acquisitions include $4.0 million of real estate associated with relocating two high-performing company restaurants due to the impending loss of property control and $6.0 million for the reacquisition of seven franchised restaurants and one former franchised restaurant, which was being remodeled and opened in the fourth quarter of fiscal 2017.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 27, 2017	September 28, 2016
	(In thousands)
Facilities	$5,243	$5,615
New construction	5,208	2,958
Remodeling	1,521	4,714
Information technology	338	803
Other	1,248	525
Capital expenditures (excluding acquisitions)	$13,558	$14,615

Capital expenditures and acquisitions for fiscal 2017 are expected to be approximately $32 to $34 million, including the relocation of two high-performing company restaurants due to the impending loss of property control, the above mentioned acquisitions of real estate and franchised restaurants and additional acquisitions of franchised restaurants anticipated to close in the fourth quarter of fiscal 2017.

Cash flows used in financing activities were $24.7 million for the three quarters ended September 27, 2017, which included cash payments for stock repurchases of $66.0 million, partially offset by net long-term debt borrowings of $40.8 million.

Our working capital deficit was $45.4 million at September 27, 2017 compared to $57.5 million at December 28, 2016. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation during the three quarters ended September 27, 2017. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of September 27, 2017, we had outstanding revolver loans of $261.8 million and outstanding letters of credit under the senior secured revolver of $21.5 million. These balances resulted in availability of $41.7 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.27% as of September 27, 2017. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.22% as of September 27, 2017.

A commitment fee is paid on the unused portion of the revolving credit facility and was 0.30% as of September 27, 2017. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of September 27, 2017. The maturity date for the credit facility is March 30, 2020.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 27, 2017.

Refinancing of Credit Facility

On October 26, 2017, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. A commitment fee, initially set at 0.30%, is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is October 26, 2022.

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

Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 27, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of September 27, 2017, the fair value of the interest rate swaps was a net liability of $4.0 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $4.1 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

With the exception of the details noted below, information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

In regards to the adoption of ASU 2014-09, we are currently reviewing our franchise agreements to obtain the data necessary to implement the guidance, but believe the deferral of initial franchise fees will be in the range of $19 million to $21 million. This amount will be recorded as a cumulative effect adjustment to retained earnings and deferred revenue upon adoption at the beginning of fiscal 2018 and will be amortized into revenue over the remaining life of the related franchise agreements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2017, the swaps effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 51% of total debt. We expect to reclassify approximately $1.0 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 7, 8 and 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Based on the levels of borrowings under the credit facility at September 27, 2017, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.4 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at September 27, 2017, taking into consideration the interest rate swaps. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

With the exception of the items noted above, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period.

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

During the first quarter of 2017, we implemented a new human resources and payroll system as well as new lease administration software. During the second quarter of 2017, we introduced additional functionality and enhancements related to the new human resources and payroll system. During the third quarter of 2017, we implemented a new financial management system.  These new systems resulted in significant changes to certain of our processes and procedures for internal control over financial reporting. We assessed the control design during implementation and are in the process of conducting post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 27, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 29, 2017 - July 26, 2017	852	$11.57	852	$32,579
July 27, 2017 - August 23, 2017	745	11.99	745	$23,633
August 24, 2017 - September 27, 2017	915	11.83	915	$12,791
Total	2,512	$11.79	2,512

(1)	Average price paid per share excludes commissions.

(2)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 27, 2017, we purchased 2,512,130 shares of our common stock for an aggregate consideration of approximately $29.7 million, pursuant to the share repurchase program. On October 27, 2017, the Board of Directors of Denny’s Corporation approved a new share repurchase program authorizing the Company to repurchase an additional $200 million of its common stock, in addition to repurchases previously authorized. As of October 27, 2017, the Company has approximately $7.6 million remaining available in its current $100 million share stock repurchase program announced in May 2016.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement dated July 31, 2017 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 28, 2017).

10.2	Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	November 1, 2017	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	November 1, 2017	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller