Form 10-K
period 2017-12-27
DENNYS CORP
filed 2018-02-26
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 27, 2017
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
Yes ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $598.4 million as of June 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $11.76 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 21, 2018, 64,271,405 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s), a Delaware corporation, is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 27, 2017, the Denny’s brand consisted of 1,735 franchised, licensed and company operated restaurants around the world with combined sales of $2.9 billion, including 1,607 restaurants in the United States and 128 international locations. As of December 27, 2017, 1,557 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 178 were company operated.

Denny’s is known as America's Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny's has been serving guests for nearly 65 years and is best known for its breakfast fare, which is available around the clock. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. In addition to our breakfast-all-day items, Denny's offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2017, Denny's average annual restaurant sales were $2.3 million for company restaurants and $1.6 million for domestic franchised restaurants. At our company restaurants, the guest check average was $10.14 with an approximate average of 4,300 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 25%, 35%, 22% and 18%, respectively, of average daily sales at company restaurants. Due to the launch of Denny’s On Demand in May 2017, average takeout sales across all dayparts grew from 6.6% of total sales in December 2016 to 8.7% of total sales in December 2017. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2017, 36% of an average week of sales at company restaurants occurred from Friday late night through Sunday lunch.

References to “Denny's,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny's Corporation and its subsidiaries. Financial information about our operations, including our revenues and net income for the years ended
December 27, 2017, December 28, 2016, and December 30, 2015, and our total assets as of December 27, 2017 and December 28, 2016, is included in our Consolidated Financial Statements set forth in Part II, Item 8 of this report. Approximately 95% of our revenues are generated and substantially all of our assets are located in the United States.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Traditional twenty-year Denny’s franchise agreements have an initial fee of up to $40,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic royalty rate averaged approximately 4.14% during 2017.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny's Franchisee Association (“DFA”) was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing, Operations and Technology matters, as well as through a Supply Chain Oversight Committee for procurement and distribution matters.

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

Domestic Development

To accelerate the growth of the brand in certain under-penetrated markets, we offer certain incentive programs. These programs provide significant incentives for franchisees to develop locations in areas where Denny's does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties for a limited time period and credits towards certain development services, such as training fees.

In recent years, we have opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. Additionally, we have opened nontraditional locations, which are primarily on university campuses. As of December 27, 2017, there were approximately 155 travel center and nontraditional locations.

Through our various development efforts, as of December 27, 2017, we have approximately 60 domestic franchised restaurants in our development pipeline. The majority of these restaurants are expected to open over the next five years. While we anticipate the majority of the restaurants to be opened under these agreements, generally as scheduled, from time to time some of our franchisees' ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 27, 2017, we have the potential to develop up to 80 international franchised restaurants with our current development partners in various countries including Canada, Indonesia, Mexico, the Middle East, the Philippines and the United Kingdom. During 2017, we opened seven international franchised locations, including three in the Philippines, one in Canada, one in Mexico, one in Guatemala and one in the United Kingdom.

During 2018, we expect to open a total of 40 to 50 franchised restaurants in domestic and international markets, resulting in approximately flat growth.

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

	2017	2016	2015	2014	2013
Company restaurants, beginning of period	169	164	161	163	164
Units opened	3	1	3	1	—
Units acquired from franchisees	10	10	3	—	2
Units sold to franchisees	(4)	(6)	(1)	—	(2)
Units closed	—	—	(2)	(3)	(1)
End of period	178	169	164	161	163

Franchised and licensed restaurants, beginning of period	1,564	1,546	1,541	1,537	1,524
Units opened	36	49	42	37	46
Units purchased from Company	4	6	1	—	2
Units acquired by Company	(10)	(10)	(3)	—	(2)
Units closed	(37)	(27)	(35)	(33)	(33)
End of period	1,557	1,564	1,546	1,541	1,537
Total restaurants, end of period	1,735	1,733	1,710	1,702	1,700

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 27, 2017:

Number of Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	92	35.6%	92	5.9%
Two to five	96	37.2%	278	17.8%
Six to ten	36	14.0%	275	17.7%
Eleven to fifteen	13	5.0%	163	10.5%
Sixteen to thirty	11	4.3%	246	15.8%
Thirty-one and over	10	3.9%	503	32.3%
Total	258	100.0%	1,557	100.0%

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

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Our Pride Review Program, executed by the Franchise Business Coaches and District Managers, is designed to continuously improve the execution of our brand standards and shift management at each company and franchised restaurant. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including online learning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant. The MIT program is required for all new managers of company restaurants and is also available to Denny's franchisees to train their managers.

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

Product Sources and Availability

Our Purchasing department administers programs for the procurement of food and non-food products. Our franchisees also purchase food and non-food products directly from our vendors under these programs. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. The size of our brand provides significant purchasing power, which often enables us to obtain products at favorable prices from nationally recognized suppliers.

While our Purchasing department negotiates contracts for nearly all products used in our restaurants, the majority of such products are purchased and distributed through Meadowbrook Meat Company (“MBM”), a wholly owned subsidiary of McLane Company, Inc., under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

We focus our marketing campaigns on amplifying Denny's brand strengths as America's Diner, promoting the various breakfast, lunch, dinner, late night and Fit Fare® menu offerings in addition to both value and premium limited time only offerings, and the convenience of online and mobile ordering, payment and delivery options through Denny’s On Demand. Denny's deploys comprehensive marketing strategies on a national level and through local co-operatives, targeting customers through network, cable and local television, radio, online, digital, social, outdoor and print media.

Brand Protection, Quality & Regulatory Compliance

Denny’s will only serve our guests food that is safe, wholesome and meets our quality standards. Our systems, from “farm to fork,” are based on Hazard Analysis and Critical Control Points (“HACCP”), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of our employees and guests. To ensure this basic expectation of our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

The Current Good Manufacturing Practice, Hazard Analysis, and Risk-based Preventive Controls for Human Food regulation (referred to as the Preventive Controls for Human Food Regulation) is intended to ensure safe manufacturing/processing, packing and holding of food products for human consumption in the United States. The regulation requires that certain activities must be completed by a “preventive controls qualified individual” who has “successfully completed training in the development and application of risk-based preventive controls”. Our Chief Food Safety Officer and Food Safety and Quality Assurance teams have been certified.
We use multiple approaches to ensure food safety and quality including quarterly third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews, guest complaints and employee/manager training in their respective roles. It is a brand standard that all regulatory reviews/inspections be submitted to the Brand Protection, Quality & Regulatory Compliance department within 24 hours. We follow-up on all inspections received, and assist operations and facilities personnel, as well as franchisees, where applicable, to bring resolution to regulatory issues or concerns. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our Food Safety/HACCP program uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.
All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers. We continuously work toward improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants (“NCCR”), NCCR Food Safety Task Force, the National Restaurant Association (“NRA”) and the NRA's Quality Assurance Executive Study Groups.

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

Competition

The restaurant industry is highly competitive. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety and perceived value of their food offerings; the quality and speed of their guest service; the location and attractiveness of their facilities; and the convenience of to-go ordering and delivery options.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism); changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu viruses (such as avian flu) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utilities expenses and unfavorable weather. See “Risk Factors” for additional information.

Government Regulations

We and our franchisees are subject to local, state, federal and international laws and regulations governing various aspects of the restaurant business, such as compliance with various minimum wage, overtime, health care, food safety, citizenship, and fair labor standards. We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship.

We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.
Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny's Inc.:

Name		Positions
Christopher D. Bode	55	Senior Vice President, Chief Operating Officer

John W. Dillon	46	Senior Vice President, Chief Marketing Officer

Stephen C. Dunn	53	Senior Vice President, Chief Global Development Officer

Timothy E. Flemming	57	Senior Vice President, General Counsel and Chief Legal Officer

Michael L. Furlow	60	Senior Vice President and Chief Information Officer

John C. Miller	62	Chief Executive Officer and President

Jill A. Van Pelt	49	Senior Vice President, Chief People Officer

Robert P. Verostek	46	Senior Vice President, Finance

F. Mark Wolfinger	62	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

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
Mr. Furlow has been Senior Vice President and Chief Information Officer since April 2017. Prior to joining the Company, he served as Chief Information Officer and Senior Vice President of IT at Red Robin Gourmet Burgers, Inc. from October 2015 to April 2017 and Chief Information Officer and Senior Vice President of IT of CEC Entertainment, Inc. (an operator and franchisor of Chuck E. Cheese’s and Peter Piper Pizza) from May 2011 to February 2015.

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

Employees

At December 27, 2017, we had approximately 8,900 employees, of whom 8,500 were restaurant employees, 100 were field support employees and 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and all are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the VP of Franchise Operations, the VP of Training and the VP of Company Operations and Strategic Initiatives, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ a Director of International Operations, four Directors of Company Operations, five Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Coaches to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

A decline in general economic conditions could adversely affect our financial results.

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors including:

•	prevailing economic conditions, including interest rates;

•	energy costs, especially gasoline prices;

•	levels of employment;

•	salaries and wage rates, including tax rates; and

•	consumer confidence.

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brand could be harmed, which in turn could negatively impact our business. Additional risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as the inability to pay financial obligations including royalties, rent on leases on which we retain contingent liability, and certain loans on which we have guarantees; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; the inability to participate in business strategy changes due to financial constraints; and failure to operate restaurants in accordance with required standards, including food quality and safety. If a significant number of franchisees become financially distressed, it could harm our operating results. For 2017, our ten largest franchisees accounted for 31% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 248 franchisees.

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

The international markets in which our franchisees currently operate and any additional markets our franchisees may enter outside of the United States, have many differences compared to our domestic markets. There may be lower consumer familiarity with the Denny’s brand in these markets, as well as different competitive conditions, consumer tastes and economic, political and health conditions. Additionally, there are risks associated with sourcing quality ingredients and other commodities in a cost-effective and timely manner. As a result, our franchised international restaurants may take longer to reach expected sales and profit levels, or may never do so, thereby affecting the brand’s overall growth and profitability. Building brand awareness may take longer than expected, which could negatively impact our profitability in those markets.
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

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	preparation, labeling, advertising and sale of food;

•	sanitation;

•	health and fire safety;

•	land use, sign restrictions and environmental matters;

•	employee health care requirements, including the implementation and uncertain legal, regulatory and cost implications of the health care reform law;

•	management and protection of the personnel data of our guests, employees and franchisees;

•	payment card regulation and related industry rules;

•	the sale of alcoholic beverages;

•	hiring and employment practices, including minimum wage and tip credit laws and fair labor standards; and

•	Americans with Disabilities Act.

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

We have implemented various aspects of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, however the law or other related requirements may change. Additionally, the health care reform laws will require restaurant companies such as ours to disclose calorie information on their menus effective May 4, 2018. We early adopted this requirement during 2015 and did not incur any material costs from compliance with this provision of the law.

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

Incidents or reports of food- or water-borne illness, or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, improper employee conduct, or presence of communicable disease at our restaurants or suppliers could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation, and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at other restaurant brands unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

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

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu viruses (such as avian flu) or other health concerns, criminal activity, guest discrimination, harassment, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of the entire brand.

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

As of December 27, 2017, we had total indebtedness of $289.2 million, including capital leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until October 2022. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Though we currently participate in a share repurchase program, it is subject to restrictions under our credit agreement and there can be no assurance that we will repurchase our common stock pursuant to the program. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 27, 2017 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	3	3
Arizona	10	74	84
Arkansas	—	8	8
California	63	335	398
Colorado	—	20	20
Connecticut	—	11	11
Delaware	—	1	1
District of Columbia	—	2	2
Florida	19	118	137
Georgia	1	21	22
Hawaii	2	3	5
Idaho	—	10	10
Illinois	7	50	57
Indiana	—	38	38
Iowa	—	3	3
Kansas	—	8	8
Kentucky	1	15	16
Louisiana	1	4	5
Maine	—	6	6
Maryland	4	19	23
Massachusetts	1	4	5
Michigan	4	17	21
Minnesota	—	18	18
Mississippi	—	5	5
Missouri	5	37	42
Montana	—	4	4
Nebraska	—	4	4
Nevada	6	28	34
New Hampshire	3	—	3
New Jersey	—	10	10
New Mexico	—	29	29
New York	1	54	55
North Carolina	—	30	30
North Dakota	—	4	4
Ohio	4	38	42
Oklahoma	—	15	15
Oregon	—	23	23
Pennsylvania	13	26	39
Rhode Island	—	5	5
South Carolina	3	13	16
South Dakota	—	3	3
Tennessee	—	8	8
Texas	19	176	195
Utah	—	30	30
Vermont	2	—	2
Virginia	9	18	27
Washington	—	44	44
West Virginia	—	3	3
Wisconsin	—	24	24
Wyoming	—	4	4
Total Domestic	178	1,429	1,607

International	Company	Franchised / Licensed	Total
Canada	—	73	73
Costa Rica	—	3	3
Curacao N.V.	—	1	1
Dominican Republic	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Guatemala	—	1	1
Honduras	—	5	5
Mexico	—	10	10
New Zealand	—	7	7
Philippines	—	5	5
Puerto Rico	—	13	13
United Arab Emirates	—	3	3
United Kingdom	—	1	1
Total International	—	128	128
Total Domestic	178	1,429	1,607
Total	178	1,557	1,735

Of the total 1,735 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	38	54	92
Leased properties	140	212	352
	178	266	444

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 45 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). The following table lists the high and low sales prices of our common stock for each quarter of fiscal years 2017 and 2016, according to NASDAQ.

	High	Low
2017
First quarter	$14.25	$11.81
Second quarter	13.05	10.87
Third quarter	12.99	11.24
Fourth quarter	13.77	12.09
2016
First quarter	$10.59	$8.71
Second quarter	11.36	9.84
Third quarter	11.89	10.28
Fourth quarter	13.16	10.02

Stockholders

As of February 21, 2018, there were 64,271,405 shares of our common stock outstanding and approximately 9,956 record and beneficial holders of our common stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our common stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An aggregate amount is available for such dividends or stock repurchases as follows:

•
an amount not to exceed $50.0 million if the Consolidated Leverage Ratio (as defined in the credit agreement, as amended) is 3.5x or greater and an unlimited amount if the Consolidated Leverage Ratio is below 3.5x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•
an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of our common stock, as of September 27, 2017, plus each additional share of our common stock that is issued after such date.

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 27, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
September 28, 2017 - October 25, 2017	363	$12.87	363	$8,116
October 26, 2017 – November 22, 2017	620	12.60	620	$200,293
November 23, 2017 – December 27, 2017	299	13.29	299	$196,313
Total	1,282	$12.84	1,282

(1)	Average price paid per share excludes commissions.

(2)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 27, 2017, we purchased 1,005,638 shares of our common stock for an aggregate consideration of approximately $12.8 million, pursuant to this share repurchase program, thus completing the program.

(3)
On October 31, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the May 26, 2016 repurchase program. During the quarter ended December 27, 2017, we purchased 276,059 shares of our common stock for an aggregate consideration of approximately $3.7 million, pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock for the five fiscal years ended December 27, 2017 (December 26, 2012 to December 27, 2017) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 26, 2012 (the last day of fiscal year 2012) in each of the Company’s common stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 26, 2012
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 27, 2017

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 26, 2012	$100.00	$100.00	$100.00
December 25, 2013	$140.35	$167.93	$153.85
December 31, 2014	$147.53	$213.82	$214.35
December 30, 2015	$142.72	$195.31	$207.69
December 28, 2016	$171.52	$227.81	$267.57
December 27, 2017	$197.07	$213.45	$278.59

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 27, 2017, the weighted average market capitalization of companies within the index was approximately $2.4 billion with the median market capitalization being approximately $0.9 billion.

(2)
The peer group consists of 11 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ's Restaurants, Inc. (BJRI), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), DineEquity, Inc. (DIN), Brinker International, Inc. (EAT), Fiesta Restaurant Group, Inc. (FRGI), Jack In The Box Inc. (JACK), Red Robin Gourmet Burgers, Inc. (RRGB), Sonic Corp. (SONC) and Texas Roadhouse, Inc. (TXRH).

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

	Fiscal Year Ended
	December 27, 2017	December 28, 2016 (a)	December 30, 2015	December 31, 2014 (b)	December 25, 2013
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$529.2	$506.9	$491.3	$472.3	$462.6
Operating income	$70.7	$47.0	$63.2	$57.3	$47.5
Net income	$39.6	$19.4	$36.0	$32.7	$24.6
Basic net income per share:	$0.58	$0.26	$0.44	$0.38	$0.27
Diluted net income per share:	$0.56	$0.25	$0.42	$0.37	$0.26

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (d)	$41.3	$35.9	$36.4	$56.1	$53.8
Working capital deficit (e)	$(53.6)	$(57.5)	$(65.1)	$(24.3)	$(20.3)
Net property and equipment	$139.9	$133.1	$124.8	$109.8	$105.6
Total assets	$323.8	$306.2	$297.0	$289.9	$295.8
Long-term debt and capital lease obligations, excluding current portion	$286.1	$242.3	$212.5	$151.1	$165.9

(a)
During 2016, we completed the liquidation of the Advantica Pension Plan (the “Pension Plan”). Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.

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

(d)
During 2015, we early adopted ASU 2015-17, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We chose to prospectively apply the guidance. Therefore, as a result of our early adoption, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheet as of December 30, 2015. Prior periods were not retrospectively adjusted.

(e)	A negative working capital position is not unusual for a restaurant operating company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the notes thereto.

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 27, 2017, the Denny’s brand consisted of 1,735 franchised, licensed and company operated restaurants. Of this amount, 1,557 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 178 were company operated.

Our revenues are derived primarily from two sources: the sale of food and beverages at our company restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests' tastes and preferences. Sales at company restaurants and royalty and fee income from franchise restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

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

2017 Summary of Operations

During 2017, we achieved domestic system-wide same-stores sales growth of 1.1%, comprised of a 1.0% increase at company restaurants and a 1.1% increase at domestic franchised restaurants. In addition to growing system-wide same-store sales in 17 of the past 19 quarters, Denny’s achieved its seventh consecutive year of positive system-wide same-store sales.

A total of 250 remodels were completed during 2017, comprised of 247 at franchised restaurants and three at company restaurants. These remodels were in our Heritage image, which we launched in late 2013. This updated look reflects a more contemporary diner feel to further reinforce our America's Diner positioning. By the end of 2018, we expect approximately 80% of the system will have been remodeled to the most current image.

During 2014, we implemented a new franchise agreement, which included a royalty rate of 4.5% and an advertising contribution of 3%, excluding any incentives. There were approximately 700 franchised restaurants (45%) operating under this agreement as of December 27, 2017, and we expect there to be approximately 800 franchised restaurants (51%) operating under this agreement by the end of 2018. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under previous franchise agreements expire. Due to the long-term migration of existing franchisees, we will not see the full benefit of the higher royalty rate for some time. For 2017, our average domestic royalty rate was approximately 4.14%, compared to 4.11% for 2016 and 4.02% for 2015.

Growing the Brand

Over the last five years our growth initiatives have led to 218 new restaurant openings. During 2017, we had net restaurant growth of two restaurants, with 39 openings and 37 closures. Our openings included seven franchised international locations, including three in the Philippines, one in Canada, one in Mexico, one in Guatemala and one in the United Kingdom. Our goal is to increase net restaurant growth through all avenues: domestic, international and nontraditional. Domestic growth will focus on markets in which we have modest penetration.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2017, cash capital expenditures were $31.2 million, comprised of $18.8 million in capital expenditures and restaurant acquisition costs of $12.4 million. Cash flows for acquisitions include $8.3 million for the reacquisition of ten franchised restaurants and one former franchised restaurant and $4.1 million for real estate associated with the relocation of two high-performing company restaurants due to the impending loss of property control.

During 2017, we repurchased a total of 6.8 million shares of our common stock for $82.9 million, thus completing the 2016 repurchase program. In addition, we recorded 0.5 million shares and $6.9 million in treasury stock as a result of settling a $25 million accelerated share repurchase program that we entered into during 2016. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 43.2 million shares of our common stock for $355.6 million. As of December 27, 2017, there was $196.3 million remaining under the current repurchase program.

To maximize the flexibility of our use of cash, during the fourth quarter of 2017, we refinanced our credit facility. The terms of the new credit facility extend the maturity date from March 2020 to October 2022 and increase the borrowing capacity from $325 million to $400 million.

Factors impacting comparability

For 2017, 2016 and 2015, the following items impacted the comparability of our results:

•
Company restaurant sales have increased from $353.1 million in 2015 to $390.4 million in 2017, primarily as a result of the increase in same-store sales and acquisitions of restaurants from franchisees.

•
Royalty income, which is included as a component of franchise and license revenue, has increased from $94.8 million in 2015 to $100.6 million in 2017, primarily as a result of the increase in same-store sales and a higher average royalty rate.

•
Initial and other franchise fees, included as a component of franchise and license revenue, are generally recognized in the period in which a restaurant is sold to a franchisee or when a new restaurant is opened. These initial and other fees are completely dependent on the number of restaurants sold to or opened by franchisees during a particular period and, as a result, can cause fluctuations in our total franchise and license revenue from year to year.

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has decreased from $41.0 million in 2015 to $35.7 million in 2017, primarily as a result of lease expirations. At the end of 2017, we had 266 franchise restaurants that are leased or subleased from Denny’s, compared to 315 at the end of 2015.

•
During 2014, our Board of Directors approved the termination and liquidation of the Advantica Pension Plan (the “Pension Plan”). During 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a pre-tax settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.

Expected impact of revenue recognition adoption

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. The FASB has subsequently amended this guidance by issuing additional ASUs that provide clarification and further guidance around areas identified as potential implementation issues, including principal versus agent considerations, licensing and identifying performance obligations, assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach upon adoption. All of the standards are effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a retrospective or cumulative effect transition method with early application permitted. We will use the modified retrospective method of adoption.

The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. However, the adoption will have an impact on initial franchise fees, advertising arrangements with franchisees, certain other franchise fees and gift card breakage.

Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, will be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, we expect to record approximately $21.0 million as a cumulative effect adjustment increasing opening deficit and deferred revenue as of December 28, 2017 (the first day of fiscal 2018) related to previously recognized initial franchise fees. The deferred revenue resulting from the cumulative effect adjustment will be amortized over the lives of the individual franchise agreements. During 2017, 2016 and 2015, we recorded initial and other fees of $2.5 million, $2.7 million and $2.5 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income.

Currently, we record advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. Additionally, certain other franchise expenses are also recorded net of the related fees received from franchisees. Under the new guidance, we will include these revenues and expenditures on a gross basis within the Consolidated Statements of Income. While this change will materially impact the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact will generally be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on operating income and net income. Franchisee contributions to our advertising programs, including local co-operatives, for 2017, 2016 and 2015 were $79.7 million, $76.5 million and $72.5 million, respectively. Other franchise fees recorded net of expenses for 2017, 2016 and 2015 were $2.9 million, $3.6 million and $2.9 million, respectively.

Currently, we record breakage income as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold, and breakage is recognized when the likelihood of redemption is remote. Upon adoption, gift card breakage income will be presented within revenue and breakage will be recognized proportionately as redemptions occur. We recognized $0.3 million in breakage on gift cards during 2017, 2016 and 2015.

Statements of Income

	Fiscal Year Ended
	December 27, 2017		December 28, 2016		December 30, 2015
	(Dollars in thousands)
Revenue:
Company restaurant sales	$390,352	73.8%	$367,310	72.5%	$353,073	71.9%
Franchise and license revenue	138,817	26.2%	139,638	27.5%	138,220	28.1%
Total operating revenue	529,169	100.0%	506,948	100.0%	491,293	100.0%
Costs of company restaurant sales (a):
Product costs	97,825	25.1%	90,487	24.6%	89,660	25.4%
Payroll and benefits	153,037	39.2%	142,823	38.9%	136,626	38.7%
Occupancy	20,802	5.3%	19,557	5.3%	20,443	5.8%
Other operating expenses	53,049	13.6%	49,229	13.4%	47,628	13.5%
Total costs of company restaurant sales	324,713	83.2%	302,096	82.2%	294,357	83.4%
Costs of franchise and license revenue (a)	39,294	28.3%	40,805	29.2%	43,345	31.4%
General and administrative expenses	66,415	12.6%	67,960	13.4%	66,602	13.6%
Depreciation and amortization	23,720	4.5%	22,178	4.4%	21,472	4.4%
Operating (gains), losses and other charges, net	4,329	0.8%	26,910	5.3%	2,366	0.5%
Total operating costs and expenses, net	458,471	86.6%	459,949	90.7%	428,142	87.1%
Operating income	70,698	13.4%	46,999	9.3%	63,151	12.9%
Interest expense, net	15,640	3.0%	12,232	2.4%	9,283	1.9%
Other nonoperating (income) expense, net	(1,743)	(0.3)%	(1,109)	(0.2)%	139	0.0%
Net income before income taxes	56,801	10.7%	35,876	7.1%	53,729	10.9%
Provision for income taxes	17,207	3.3%	16,474	3.2%	17,753	3.6%
Net income	$39,594	7.5%	$19,402	3.8%	$35,976	7.3%

Other Data:
Company average unit sales	$2,278		$2,254		$2,217
Franchise average unit sales	$1,590		$1,563		$1,555
Company equivalent units (b)	171		163		159
Franchise equivalent units (b)	1,556		1,556		1,538
Company same-store sales increase (c)(d)	1.0%		1.1%		6.5%
Domestic franchised same-store sales increase (c)	1.1%		0.8%		5.7%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2017 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
Company restaurants, beginning of period	169	164	161
Units opened	3	1	3
Units acquired from franchisees	10	10	3
Units sold to franchisees	(4)	(6)	(1)
Units closed	—	—	(2)
End of period	178	169	164

Franchised and licensed restaurants, beginning of period	1,564	1,546	1,541
Units opened	36	49	42
Units purchased from Company	4	6	1
Units acquired by Company	(10)	(10)	(3)
Units closed	(37)	(27)	(35)
End of period	1,557	1,564	1,546
Total restaurants, end of period	1,735	1,733	1,710

Company Restaurant Operations

Company same-store sales increased 1.0% in 2017 and 1.1% in 2016 compared with the respective prior year. Company restaurant sales for 2017 increased $23.0 million, or 6.3%, primarily resulting from the increase in same-store sales and an eight equivalent unit increase in company restaurants. Company restaurant sales for 2016 increased $14.2 million, or 4.0%, primarily resulting from the increase in same-store sales and a four equivalent unit increase in company restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales were 83.2% in 2017, 82.2% in 2016 and 83.4% in 2015.

Product costs were 25.1% in 2017, 24.6% in 2016 and 25.4% in 2015. The changes in both years were primarily due to commodity costs.

Payroll and benefits were 39.2% in 2017, 38.9% in 2016 and 38.7% in 2015. The increase in 2017 was primarily due to a 0.8 percentage point increase in labor costs, partially offset by a 0.2 percentage point decrease in incentive compensation and a 0.2 percentage point decrease in workers' compensation costs. Group insurance costs remained flat compared to the prior year period. The increase in 2016 was primarily due to a 0.8 percentage point increase in labor costs, a 0.3 percentage point increase in group insurance and a 0.2 percentage point increase in workers' compensation costs, partially offset by a 1.1 percentage point decrease in incentive compensation costs. Contributing to the increase in 2016 labor costs was the impact of the California Paid Sick Leave law, which became effective in July 2015.

Occupancy costs were 5.3% in 2017, 5.3% in 2016 and 5.8% in 2015. The 2016 decrease is primarily related to a 0.3 percentage point decrease in general liability costs and a 0.2 percentage point decrease in rent and property taxes due to an increase in capital leases during the year.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 27, 2017		December 28, 2016		December 30, 2015
	(Dollars in thousands)
Utilities	$13,263	3.4%	$12,426	3.4%	$12,866	3.6%
Repairs and maintenance	6,738	1.7%	6,406	1.7%	6,017	1.7%
Marketing	14,315	3.7%	13,112	3.6%	12,527	3.5%
Other direct costs	18,733	4.8%	17,285	4.7%	16,218	4.6%
Other operating expenses	$53,049	13.6%	$49,229	13.4%	$47,628	13.5%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 27, 2017		December 28, 2016		December 30, 2015
	(Dollars in thousands)
Royalties	$100,631	72.5%	$98,416	70.5%	$94,755	68.6%
Initial and other fees	2,466	1.8%	2,717	1.9%	2,478	1.8%
Occupancy revenue	35,720	25.7%	38,505	27.6%	40,987	29.6%
Franchise and license revenue	$138,817	100.0%	$139,638	100.0%	$138,220	100.0%

Occupancy costs	$25,466	18.3%	$28,062	20.1%	$30,416	22.0%
Other direct costs	13,828	10.0%	12,743	9.1%	12,929	9.4%
Costs of franchise and license revenue	$39,294	28.3%	$40,805	29.2%	$43,345	31.4%

Royalties increased by $2.2 million, or 2.3%, in 2017 primarily resulting from a 1.1% increase in domestic same-store sales and a higher average royalty rate as compared to 2016. Equivalent units remained flat for 2017 as compared to 2016. Royalties increased by $3.7 million, or 3.9%, in 2016 primarily resulting from an 18 equivalent unit increase in franchised and licensed restaurants, a 0.8% increase in domestic same-store sales and a higher average royalty rate as compared to 2015. The higher average royalty rates for both periods resulted as certain restaurants transitioned to a higher rate structure. The average royalty rate was 4.14%, 4.11% and 4.02% for 2017, 2016 and 2015, respectively.

Initial and other fees decreased by $0.3 million, or 9.2%, in 2017 as a higher number of restaurants were opened by franchisees during the prior year period. Initial and other fees increased by $0.2 million, or 9.6%, in 2016 as a higher number of restaurants were opened by franchisees and sold to franchisees compared to the prior year period. Occupancy revenue decreased by $2.8 million, or 7.2%, in 2017 and by $2.5 million, or 6.1%, in 2016 primarily resulting from lease expirations.

Occupancy costs decreased by $2.6 million, or 9.3%, in 2017 and by $2.4 million, or 7.7%, in 2016 primarily resulting from lease expirations. Other direct costs increased by $1.1 million, or 8.5%, in 2017 due to increased franchise administrative costs and were essentially flat in 2016. As a result, costs of franchise and license revenue decreased by $1.5 million, or 3.7%, in 2017 and by $2.5 million, or 5.9%, in 2016.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Share-based compensation	$8,541	$7,610	$6,635
Other general and administrative expenses	57,874	60,350	59,967
Total general and administrative expenses	$66,415	$67,960	$66,602

General and administrative expenses decreased by $1.5 million in 2017 primarily resulting from a $2.6 million decrease in incentive compensation and a $1.3 million reduction in professional fees. These decreases were partially offset by a $0.9 million increase in investments in personnel and a $0.8 million increase related to market valuation changes in our non-qualified deferred compensation plan liabilities. Offsetting gains on the underlying nonqualified deferred plan investments are included as a component of other non-operating income, net. Share-based compensation increased by $0.9 million due in part to the cancellation and re-issuance of certain equity awards to non-employee members of our Board of Directors in the 2016 period. Additionally, share-based compensation was impacted by the election to account for forfeitures as they occur, which was effective beginning in fiscal 2017. There have been no actual forfeitures during fiscal 2017.

General and administrative expenses increased by $1.4 million in 2016. The 2016 increase in other general and administrative expenses is comprised of $2.3 million in investments in personnel and technology and $0.8 million related to market valuation changes in our deferred compensation plan liabilities, partially offset by a $2.7 million decrease in incentive compensation. The 2016 increase in share-based compensation is primarily the result of forfeitures during 2015.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Depreciation of property and equipment	$17,121	$17,012	$16,548
Amortization of capital lease assets	4,087	3,630	3,449
Amortization of intangible and other assets	2,512	1,536	1,475
Total depreciation and amortization expense	$23,720	$22,178	$21,472

The increases in depreciation and amortization expense is primarily the result of our investments in company unit remodels and acquisitions of franchised restaurants during the past three years. The increases in amortization of intangible and other assets is primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Pension settlement loss	$—	$24,297	$—
Software implementation costs	5,247	—	—
(Gains) losses on sales of assets and other, net	(1,729)	29	(93)
Restructuring charges and exit costs	485	1,486	1,524
Impairment charges	326	1,098	935
Operating (gains), losses and other charges, net	$4,329	$26,910	$2,366

Software implementation costs of $5.2 million for the year ended December 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.7 million for the year ended December 27, 2017 primarily related to real estate sold to franchisees. For the year ended December 28, 2016, the pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan. See Note 11 to our Consolidated Financial Statements for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Exit costs	$385	$591	$697
Severance and other restructuring charges	100	895	827
Total restructuring and exit costs	$485	$1,486	$1,524

Impairment charges for 2016 and 2015 resulted primarily from the impairment of restaurants identified as assets held for sale.

Operating income was $70.7 million in 2017, $47.0 million in 2016 and $63.2 million in 2015.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Interest on credit facilities	$7,586	$4,606	$2,789
Interest on interest rate swaps	73	789	859
Interest on capital lease liabilities	5,797	4,768	3,537
Letters of credit and other fees	1,216	1,185	1,180
Interest income	(106)	(116)	(66)
Total cash interest	14,566	11,232	8,299
Amortization of deferred financing costs	596	593	507
Interest accretion on other liabilities	478	407	477
Total interest expense, net	$15,640	$12,232	$9,283

Interest expense, net increased during 2017 and 2016 primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating (income) expense, net was income of $1.7 million for 2017, income of $1.1 million for 2016 and expense of $0.1 million for 2015. The income for the 2017 and 2016 periods was primarily the result of gains on deferred compensation plan investments. The expense for the 2015 period consisted primarily of $0.3 million of write-offs of deferred financing costs related to our 2015 debt refinancing, partially offset by gains on lease terminations and deferred compensation plan investments.

The provision for income taxes was $17.2 million for 2017, $16.5 million for 2016 and $17.8 million for 2015. The effective tax rate was 30.3% for 2017, 45.9% for 2016 and 33.0% for 2015. For the 2017 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. The 2017 rates also benefited $1.7 million from share-based compensation and $1.6 million from the revaluing of deferred tax assets and liabilities required under the The Tax Cut and Jobs Act of 2017. Refer to Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8 of this report for the impact of the adoption of ASU 2016-09.

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

Net income was $39.6 million for 2017, $19.4 million for 2016 and $36.0 million for 2015.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Net cash provided by operating activities	$78,269	$71,162	$83,285
Net cash used in investing activities	(27,147)	(32,656)	(32,735)
Net cash used in financing activities	(48,731)	(37,585)	(51,953)
Increase (decrease) in cash and cash equivalents	$2,391	$921	$(1,403)

Net cash flows provided by operating activities were $78.3 million for the year ended December 27, 2017 compared to $71.2 million for the year ended December 28, 2016. The increase in cash flows provided by operating activities is primarily due to the funding of our pension liability during 2016, partially offset by increased interest and tax payments during the current year. We believe that our estimated cash flows from operations for 2018, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $27.1 million for the year ended December 27, 2017. These cash flows are primarily comprised of capital expenditures of $18.8 million and acquisitions of restaurants and real estate of $12.4 million. Cash flows for acquisitions include $8.3 million for the reacquisition of ten franchised restaurants and one former franchised restaurant and $4.1 million for real estate associated with the relocation of two high-performing company restaurants due to the impending loss of property control.

Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016
	(In thousands)
Facilities	$7,144	$7,365
New construction	6,115	3,347
Remodeling	2,270	6,374
Information technology	1,470	1,299
Other	1,812	1,364
Capital expenditures (excluding acquisitions)	$18,811	$19,749

Capital expenditures for fiscal 2018 are expected to be between $33-$35 million.

Cash flows used in financing activities were $48.7 million for the year ended December 27, 2017, which included stock repurchases of $83.1 million, partially offset by net long-term debt borrowings of $37.2 million.

Our working capital deficit was $53.6 million at December 27, 2017 compared with $57.5 million at December 28, 2016. The decrease in working capital deficit is primarily related to the decrease in accrued incentive compensation. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On October 26, 2017, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the “Old Credit Facility”) and entered into a new five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. A commitment fee, initially set at 0.30%, is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is October 26, 2022.

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

As of December 27, 2017, we had outstanding revolver loans of $259.0 million and outstanding letters of credit under the senior secured revolver of $21.5 million. These balances resulted in availability of $119.5 million under the New Credit Facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.42% as of December 27, 2017. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.32% as of December 27, 2017.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 27, 2017 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$259,000	$—	$—	$259,000	$—
Capital lease obligations (a)	71,786	8,863	16,225	13,625	33,073
Operating lease obligations	153,133	26,214	42,555	30,297	54,067
Interest obligations (a)	48,907	9,736	20,437	18,734	—
Defined contribution plan obligations	280	280	—	—	—
Purchase obligations (b)	194,446	194,446	—	—	—
Unrecognized tax benefits (c)	1,469	—	—	—	—
Total	$729,021	$239,539	$79,217	$321,656	$87,140

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 27, 2017. For long-term debt with variable rates, we have used the rate applicable at December 27, 2017 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods. The capital lease obligation amounts above are inclusive of interest.

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

Our significant accounting policies, including the critical accounting policies listed below, are fully described in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 27, 2017, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum.

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.
Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 27, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of December 27, 2017, the fair value of the interest rate swaps was a net liability of $2.2 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $2.3 million recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

As of December 27, 2017, the swap effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 52% of total debt. We expect to reclassify approximately $1.3 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
Based on the levels of borrowings under the credit facility at December 27, 2017, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.0 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 27, 2017, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

On March 29, 2018, the interest rate swap with a notional amount of $120.0 million and fixed rate of 3.13% will expire and the interest rate swap with a notional amount of $170.0 million and fixed rate of 4.44% will become effective. As a result, taking into consideration the interest rate swaps, both the ratio of fixed rate debt and the weighted-average interest rate will increase.

Subsequent to the year ended December 27, 2017, we entered into additional interest rate swaps. See Note 19 to our Consolidated Financial Statements.

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

Based on their assessment as of December 27, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, we implemented a new human resources and payroll system as well as new lease administration software. During the second quarter of 2017, we introduced additional functionality and enhancements related to the new human resources and payroll system. During the third quarter of 2017, we implemented a new financial management system.  During the fourth quarter of 2017, we continued to optimize and enhance the system functionality. These new systems resulted in significant changes to certain of our processes and procedures for internal control over financial reporting. We assessed the control design during implementation and conducted post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2017 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2017.

The effectiveness of our internal control over financial reporting as of December 27, 2017 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny’s Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2017 and December 28, 2016, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Greenville, South Carolina
February 26, 2018

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership”, “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2018 Annual Meeting of the Shareholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership of certain beneficial owners information required by this item is furnished by incorporation by reference to information under the caption “Equity Security Ownership” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 27, 2017 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,168,157	(1)	$2.80	4,328,484	(3)
Equity compensation plans not approved by security holders	200,000	(4)	3.89	704,166	(5)
Total	4,368,157		$3.04	5,032,650

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

(3)
Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the Denny's Corporation 2017 Omnibus Incentive Plan.

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

*10.5
Third Amended and Restated Credit Agreement dated as of October 26, 2017 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and Citizens Bank, National Association, as Co-Syndication Agents, Cadence Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank and Citizens Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on October 31, 2017).

*10.6
Third Amended and Restated Guarantee and Collateral Agreement dated as of October 26, 2017 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on October 31, 2017).

*10.7
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

*10.8
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

*10.9
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

*10.10
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

*10.11
Third Amendment to Second Amended and Restated Credit Agreement dated July 31, 2017 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Dennny's Corporation for the quarter ended June 28, 2017).

+*10.12
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 27, 2017).

+*10.13
Denny's Inc. Deferred Compensation Plan, as amended and restated effective March 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-216655) filed with the Commission on March 13, 2017).

+*10.14
Denny's Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-217843) filed with the Commission on May 10, 2017).

+*10.15	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.16	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.17
Amendment to the Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2009).

+*10.18
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.19
Form of the 2014 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.20
Written Description of the Denny's 2014 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.21	Form of Long-Term Incentive Program Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.22
Written Description of the Denny's Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

Exhibit No.	Description

+*10.23	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.24	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+*10.25
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

+10.26	Form of deferred stock unit award certificate to be used under the Denny's Corporation 2017 Omnibus Incentive Plan.

*10.27
Capped Fixed $$ Discounted Share Buyback (“DSB”) With Initial Delivery Confirmation dated November 6, 2015 between Denny's Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2015).

*10.28
Capped Fixed $$ Discounted Share Buyback (“DSB”) With Initial Delivery Confirmation dated November 21, 2016 between Denny's Corporation and MUFG Securities EMEA plc (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 28, 2016).

+10.29	Summary of Non-Employee Director Compensation as of November 9, 2017.

21.1	Subsidiaries of Denny's Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 16.     Form 10-K Summary

None.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries (the Company) as of December 27, 2017 and December 28, 2016, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2017 and December 28, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 27, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ KPMG LLP

We have served as the Company’s auditor since 2003.
Greenville, South Carolina
February 26, 2018

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 27, 2017	December 28, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,983	$2,592
Receivables, net	21,384	19,841
Inventories	3,134	3,046
Assets held for sale	—	1,020
Prepaid and other current assets	11,788	9,408
Total current assets	41,289	35,907
Property, net	139,856	133,102
Goodwill	38,269	35,233
Intangible assets, net	57,109	54,493
Deferred financing costs, net	2,942	1,936
Deferred income taxes	16,945	17,683
Other noncurrent assets	27,372	27,797
Total assets	$323,782	$306,151

Liabilities
Current liabilities:
Current maturities of capital lease obligations	3,168	3,285
Accounts payable	32,487	25,289
Other current liabilities	59,246	64,796
Total current liabilities	94,901	93,370
Long-term liabilities:
Long-term debt, less current maturities	259,000	218,500
Capital lease obligations, less current maturities	27,054	23,806
Liability for insurance claims, less current portion	12,236	14,853
Other noncurrent liabilities	27,951	26,734
Total long-term liabilities	326,241	283,893
Total liabilities	421,142	377,263

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; December 27, 2017: 107,740 shares issued and 64,589 shares outstanding; December 28, 2016: 107,115 shares issued and 71,358 shares outstanding	1,077	1,071
Paid-in capital	594,166	577,951
Deficit	(334,661)	(382,843)
Accumulated other comprehensive loss, net of tax	(2,316)	(1,407)
Shareholders’ equity before treasury stock	258,266	194,772
Treasury stock, at cost, 43,151 and 35,757 shares, respectively	(355,626)	(265,884)
Total shareholders' deficit	(97,360)	(71,112)
Total liabilities and shareholders' deficit	$323,782	$306,151

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$390,352	$367,310	$353,073
Franchise and license revenue	138,817	139,638	138,220
Total operating revenue	529,169	506,948	491,293
Costs of company restaurant sales:
Product costs	97,825	90,487	89,660
Payroll and benefits	153,037	142,823	136,626
Occupancy	20,802	19,557	20,443
Other operating expenses	53,049	49,229	47,628
Total costs of company restaurant sales	324,713	302,096	294,357
Costs of franchise and license revenue	39,294	40,805	43,345
General and administrative expenses	66,415	67,960	66,602
Depreciation and amortization	23,720	22,178	21,472
Operating (gains), losses and other charges, net	4,329	26,910	2,366
Total operating costs and expenses, net	458,471	459,949	428,142
Operating income	70,698	46,999	63,151
Interest expense, net	15,640	12,232	9,283
Other nonoperating (income) expense, net	(1,743)	(1,109)	139
Net income before income taxes	56,801	35,876	53,729
Provision for income taxes	17,207	16,474	17,753
Net income	$39,594	$19,402	$35,976

Basic net income per share	$0.58	$0.26	$0.44
Diluted net income per share	$0.56	$0.25	$0.42

Basic weighted average shares outstanding	68,077	75,325	82,627
Diluted weighted average shares outstanding	70,403	77,206	84,729

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Net income	$39,594	$19,402	$35,976
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $(22), $2,148 and $1,425	(37)	21,819	2,230
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $(559), $353 and $(898)	(872)	551	(1,405)
Other comprehensive (loss) income	(909)	22,370	825
Total comprehensive income	$38,685	$41,772	$36,801

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	35,976	—	35,976
Other comprehensive loss	—	—	—	—	—	—	825	825
Share-based compensation on equity classified awards	—	—	—	—	3,428	—	—	3,428
Purchase of treasury stock	—	—	(8,548)	(92,676)	—	—	—	(92,676)
Equity forward contract	—	—	—	—	(13,111)	—	—	(13,111)
Issuance of common stock for share-based compensation	503	5	—	—	(5)	—	—	—
Exercise of common stock options	200	2	—	—	730	—	—	732
Tax expense from share-based compensation	—	—	—	—	2,648	—	—	2,648
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net income	—	—	—	—	—	19,402	—	19,402
Other comprehensive income	—	—	—	—	—	—	22,370	22,370
Share-based compensation on equity classified awards	—	—	—	—	5,590	—	—	5,590
Purchase of treasury stock	—	—	(4,580)	(51,771)	—	—	—	(51,771)
Equity forward contract settlement	—	—	(1,518)	(13,111)	13,111	—	—	—
Equity forward contract issuance	—	—	—	—	(6,884)	—	—	(6,884)
Issuance of common stock for share-based compensation	383	4	—	—	(4)	—	—	—
Exercise of common stock options	211	2	—	—	887	—	—	889
Tax benefit from share-based compensation	—	—	—	—	(113)	—	—	(113)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,588	—	9,139
Net income	—	—	—	—	—	39,594	—	39,594
Other comprehensive loss	—	—	—	—	—	—	(909)	(909)
Share-based compensation on equity classified awards	—	—	—	—	8,131	—	—	8,131
Purchase of treasury stock	—	—	(6,840)	(82,858)	—	—	—	(82,858)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	398	4	—	—	(4)	—	—	—
Exercise of common stock options	227	2	—	—	653	—	—	655
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$39,594	$19,402	$35,976
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	23,720	22,178	21,472
Operating (gains), losses and other charges, net	4,329	26,910	2,366
Amortization of deferred financing costs	596	593	507
(Gain) loss on early extinguishments of debt and leases	130	(5)	225
Deferred income tax expense	10,271	8,844	14,006
Increase (reversal) of tax valuation allowance	216	132	(130)
Share-based compensation	8,541	7,610	6,635
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	(807)	(2,922)	1,440
Inventories	(192)	71	(166)
Other current assets	(2,380)	4,622	(3,818)
Other assets	(6,327)	(3,582)	(78)
Increase (decrease) in liabilities:
Accounts payable	10,025	4,770	2,345
Accrued salaries and vacations	(6,446)	(7,370)	4,060
Accrued taxes	(23)	96	182
Other accrued liabilities	135	(10,217)	9,479
Other noncurrent liabilities	(3,113)	30	(11,216)
Net cash flows provided by operating activities	78,269	71,162	83,285
Cash flows from investing activities:
Capital expenditures	(18,811)	(19,749)	(26,977)
Acquisition of restaurants and real estate	(12,353)	(14,282)	(5,803)
Proceeds from disposition of property	2,318	1,932	95
Collections on notes receivable	4,405	1,676	1,740
Issuance of notes receivable	(2,706)	(2,233)	(1,790)
Net cash flows used in investing activities	(27,147)	(32,656)	(32,735)
Cash flows from financing activities:
Revolver borrowings	391,900	79,000	231,000
Revolver payments	(351,400)	(55,500)	(121,250)
Long-term debt payments	(3,322)	(3,200)	(58,344)
Deferred financing costs	(1,602)	—	(1,716)
Purchase of treasury stock	(83,050)	(51,643)	(92,644)
Purchase of equity forward contract	—	(6,884)	(13,111)
Proceeds from exercise of stock options	655	889	732
Tax withholding on share-based payments	—	—	(982)
Net bank overdrafts	(1,912)	(247)	4,362
Net cash flows used in financing activities	(48,731)	(37,585)	(51,953)
Increase (decrease) in cash and cash equivalents	2,391	921	(1,403)
Cash and cash equivalents at beginning of period	2,592	1,671	3,074
Cash and cash equivalents at end of period	$4,983	$2,592	$1,671

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (11%) and Florida (8%).

At December 27, 2017, the Denny's brand consisted of 1,735 restaurants, 1,557 of which were franchised/licensed restaurants and 178 of which were company operated.

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries: Denny’s, Inc., DFO, LLC, Denny's Realty, LLC and East Main Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2017, 2016 and 2015 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $1.9 million and $0.5 million at December 27, 2017 and December 28, 2016, respectively.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees, vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on pre-defined criteria and management’s judgment of existing receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

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

Intangible Assets. Intangible assets consist primarily of trade names, and reacquired franchise rights. Trade names are considered indefinite-lived intangible assets and are not amortized. Reacquired franchise rights are amortized using the straight-line basis over the term of the related agreement. Reacquired franchise rights resulting from acquisitions are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received.

We test trade name assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of reacquired franchise rights whenever changes or events indicate that the carrying value may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statements of Income.

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution (made prior to 2016) and each participant's share of earnings or losses in the plan. The investments of the rabbi trust include debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statements of Income. During 2017, 2016 and 2015, we incurred net gains of $1.6 million, $0.9 million and $0.1 million, respectively. The fair value of the deferred compensation plan investments was $12.7 million and $11.2 million at December 27, 2017 and December 28, 2016, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. Accounts payable in our Consolidated Balance Sheets include cash overdrafts of $2.2 million and $4.1 million at December 27, 2017 and December 28, 2016, respectively. Changes in such amounts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows.

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

Total discounted workers’ compensation, general, product and automobile insurance liabilities at December 27, 2017 and December 28, 2016 were $16.9 million, reflecting a 2.0% discount rate, and $19.2 million, reflecting a 1.5% discount rate, respectively. The related undiscounted amounts at such dates were $18.1 million and $20.0 million, respectively.

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

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.3 million in breakage on gift cards during each of 2017, 2016 and 2015. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Revenue. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. Continuing fees, such as royalties and occupancy revenues, are recorded as income. Royalties are recognized in the period in which the sales occurred. At December 27, 2017 and December 28, 2016, deferred fees related to initial franchise and license fees were $1.6 million and $2.1 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. For 2017, 2016 and 2015, our ten largest franchisees accounted for 31%, 29% and 29% of our franchise revenues, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2017, 2016 and 2015 was $14.3 million, $13.1 million and $12.5 million, respectively, net of contributions from franchisees to our advertising programs, including local co-operatives, of $79.7 million, $76.5 million and $72.5 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

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

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Starting in fiscal 2017, in accordance with the adoption of Accounting Standards Update ("ASU") 2016-09, we elected to account for forfeitures as they occur. Previously, we estimated potential forfeitures of share-based awards and adjusted the forfeiture rate over the requisite service period to the extent that actual forfeitures differed from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Excess tax benefits recognized related to share-based compensation are included as a component of provision for income taxes in our Consolidated Statements of Income and are classified as operating activities in our Consolidated Statements of Cash Flows. See Newly Adopted Accounting Standards below for details on the adoption of ASU 2016-09.

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

Subsequent to the vesting period, earned stock-settled restricted stock units and performance shares (both of which are equity classified) are paid to the holder in shares of our common stock, and the cash-settled restricted stock units and performance units (both of which are liability classified) are paid to the holder in cash, provided the holder was still employed with Denny’s or an affiliate as of the vesting date.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

Newly Adopted Accounting Standards

Effective December 29, 2016, we adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.

As required by the guidance, excess tax benefits recognized on share-based compensation expense are reflected on a prospective basis in our Consolidated Statements of Income as a component of the provision for income taxes rather than paid-in capital. The cumulative-effect adjustment to retained earnings from previously unrecognized excess tax benefits resulted in an $9.0 million increase in deferred tax assets and a decrease to opening deficit in fiscal 2017.

In addition, we have elected to account for forfeitures as they occur. The cumulative-effect adjustment to retained earnings from previously estimated forfeitures resulted in a $0.4 million increase to opening deficit, a $0.2 million increase in deferred tax assets and a $0.6 million increase to additional paid-in capital. As allowed by the update, on a retrospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense are classified as operating activities in the Consolidated Statements of Cash Flows. There was no material impact on the prior periods retrospectively adjusted. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as financing activities.

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

Accounting Standards to be Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. The FASB has subsequently amended this guidance by issuing additional ASUs that provide clarification and further guidance around areas identified as potential implementation issues, including principal versus agent considerations, licensing and identifying performance obligations, assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach upon adoption. All of the standards are effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a retrospective or cumulative effect transition method with early application permitted. We will use the modified retrospective method of adoption.

The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. However, the adoption will have an impact on initial franchise fees, advertising arrangements with franchisees, certain other franchise fees and gift card breakage.

Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, will be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, we expect to record approximately $21.0 million as a cumulative effect adjustment increasing opening deficit and deferred revenue as of December 28, 2017 (the first day of fiscal 2018) related to previously recognized initial franchise fees. The deferred revenue resulting from the cumulative effect adjustment will be amortized over the lives of the individual franchise agreements. During 2017, 2016 and 2015, we recorded initial and other fees of $2.5 million, $2.7 million and $2.5 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income.

Currently, we record advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. Additionally, certain other franchise expenses are also recorded net of the related fees received from franchisees. Under the new guidance, we will include these revenues and expenditures on a gross basis within the Consolidated Statements of Income. While this change will materially impact the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact will generally be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on operating income and net income. Franchisee contributions to our advertising programs, including local co-operatives, for 2017, 2016 and 2015 were $79.7 million, $76.5 million and $72.5 million, respectively. Other franchise fees recorded net of expenses for 2017, 2016 and 2015 were $2.9 million, $3.6 million and $2.9 million, respectively.

Currently, we record breakage income as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold, and breakage is recognized when the likelihood of redemption is remote. Upon adoption, gift card breakage income will be presented within revenue and breakage will be recognized proportionately as redemptions occur. We recognized $0.3 million in breakage on gift cards during each of 2017, 2016 and 2015.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new update better aligns an entity’s risk management activities and financial reporting for hedging relationships, simplifies the hedge accounting requirements, and improves the disclosures of hedging arrangements. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The amended presentation and disclosure guidance is to be applied on a prospective basis. Adjustments to the measurement of ineffectiveness should be recorded through a cumulative effect adjustment as of the beginning of the adoption period. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 27, 2017	December 28, 2016
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,688	$10,513
Financing receivables from franchisees	5,084	2,804
Vendor receivables	3,256	3,865
Credit card receivables	1,870	1,678
Other	762	1,261
Allowance for doubtful accounts	(276)	(280)
Total current receivables, net	$21,384	$19,841

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$427	$732

During the year ended December 27, 2017, we wrote-off $0.2 million of financing receivables from a franchisee. Also, during the year ended December 27, 2017, we recorded $0.4 million of insurance receivables related to hurricane damages incurred during the period, which are included as a component of other receivables in the above table.

Note 4.     Property

Property, net consisted of the following:

	December 27, 2017	December 28, 2016
	(In thousands)
Land	$32,506	$29,914
Buildings and leasehold improvements	243,872	243,323
Other property and equipment	67,786	79,804
Total property owned	344,164	353,041
Less accumulated depreciation	227,959	241,132
Property owned, net	116,205	111,909
Buildings, vehicles and other equipment held under capital leases	39,017	35,246
Less accumulated amortization	15,366	14,053
Property held under capital leases, net	23,651	21,193
Total property, net	$139,856	$133,102

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 27, 2017	December 28, 2016
	(In thousands)
Land	$15,490	$16,192
Buildings and leasehold improvements	54,948	59,896
Total property owned, leased to franchisees	70,438	76,088
Less accumulated depreciation	48,225	52,020
Property owned, leased to franchisees, net	22,213	24,068
Buildings held under capital leases, leased to franchisees	6,060	5,656
Less accumulated amortization	3,300	3,408
Property held under capital leases, leased to franchisees, net	2,760	2,248
Total property leased to franchisees, net	$24,973	$26,316

Depreciation expense, including amortization of property under capital leases, for 2017, 2016 and 2015 was $21.2 million, $20.6 million and $20.0 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 27, 2017	December 28, 2016
	(In thousands)
Balance, beginning of year	$35,233	$33,454
Additions related to acquisitions	3,021	1,827
Adjustments related to the sale of restaurants	15	(48)
Balance, end of year	$38,269	$35,233

Intangible assets were comprised of the following:

	December 27, 2017		December 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,080	$—	$44,076	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Franchise and license agreements	—	—	190	186
Reacquired franchise rights	15,252	2,389	11,498	1,251
Intangible assets	$59,498	$2,389	$55,930	$1,437

During the year ended December 27, 2017, we acquired ten franchised restaurants and one former franchised restaurant for $8.8 million, of which $4.5 million was allocated to reacquired franchise rights, $1.3 million to property and $3.0 million to goodwill. In addition, we recorded $2.3 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

The weighted-average life of the reacquired franchise rights is nine years. The amortization expense for definite-lived intangibles and other assets for 2017, 2016 and 2015 was $2.5 million, $1.5 million and $1.5 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2018	$2,251
2019	1,963
2020	1,783
2021	1,181
2022	1,024

We performed an annual impairment test as of December 27, 2017 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 27, 2017	December 28, 2016
	(In thousands)
Accrued payroll	$20,998	$27,056
Accrued insurance, primarily current portion of liability for insurance claims	6,922	6,651
Accrued taxes	7,384	7,407
Accrued advertising	8,417	8,051
Gift cards	6,480	5,474
Other	9,045	10,157
Other current liabilities	59,246	64,796

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Pension settlement loss	$—	$24,297	$—
Software implementation costs	5,247	—	—
(Gains) losses on sales of assets and other, net	(1,729)	29	(93)
Restructuring charges and exit costs	485	1,486	1,524
Impairment charges	326	1,098	935
Operating (gains), losses and other charges, net	$4,329	$26,910	$2,366

Software implementation costs of $5.2 million for the year ended December 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.7 million for the year ended December 27, 2017 primarily related to real estate sold to franchisees. The pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan during the year ended December 28, 2016. See Note 11 for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Exit costs	$385	$591	$697
Severance and other restructuring charges	100	895	827
Total restructuring charges and exit costs	$485	$1,486	$1,524

The components of the change in accrued exit cost liabilities were as follows:

	December 27, 2017	December 28, 2016
	(In thousands)
Balance, beginning of year	$1,896	$2,043
Exit costs (1)	385	591
Payments, net of sublease receipts	(1,189)	(855)
Interest accretion	88	117
Balance, end of year	1,180	1,896
Less current portion included in other current liabilities	345	330
Long-term portion included in other noncurrent liabilities	$835	$1,566

(1)	Included as a component of operating (gains), losses and other charges, net.

As of December 27, 2017 and December 28, 2016, we had accrued severance and other restructuring charges of less than $0.1 million and $0.4 million, respectively. The balance as of December 27, 2017 is expected to be paid during the next 12 months.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2018	$414
2019	264
2020	179
2021	180
2022	180
Thereafter	168
Total	1,385
Less imputed interest	205
Present value of exit cost liabilities	$1,180

The present value of exit cost liabilities is net of $1.4 million of subleases. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

Impairment charges of $0.3 million for the year ended December 27, 2017 related to the relocation of two high-performing company restaurants due to the loss of property control. Impairment charges of $1.1 million for the year ended December 28, 2016 and $0.9 million for the year ended December 30, 2015 resulted primarily from the impairment of restaurants identified as assets held for sale.

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

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants and optional renewal periods that have been included in the lease term, at December 27, 2017 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2018	$8,863	$26,214	$23,681
2019	8,429	23,152	21,029
2020	7,796	19,403	18,355
2021	7,142	16,510	16,394
2022	6,483	13,787	14,669
Thereafter	33,073	54,067	67,606
Total	71,786	$153,133	$161,734
Less imputed interest	41,564
Present value of capital lease obligations	$30,222

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Rental expense:
Included as a component of occupancy:
Base rents	$9,315	$8,602	$8,998
Contingent rents	3,168	3,351	3,134
Included as a component of costs of franchise and license revenue:
Base rents	$17,674	$19,883	$21,751
Contingent rents	$2,864	$3,077	$2,897
Total rental expense	$33,021	$34,913	$36,780

Rental income:
Included as a component of franchise and license revenue:
Base rents	$25,781	$28,183	$30,166
Contingent rents	5,042	5,337	5,305
Total rental income	$30,823	$33,520	$35,471

Note 9.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 27, 2017:
Deferred compensation plan investments (1)	$12,663	$12,663	$—	$—	market approach
Interest rate swaps, net (2)	(2,187)	—	(2,187)	—	income approach
Total	$10,476	$12,663	$(2,187)	$—

Fair value measurements as of December 28, 2016:
Deferred compensation plan investments (1)	$11,248	$11,248	$—	$—	market approach
Interest rate swaps (2)	$(756)	$—	$(756)	$—	income approach
Total	$10,492	$11,248	$(756)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 10 for details on the interest rate swaps.

See Note 11 for the disclosures related to the fair value of our pension plan assets.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Impairment Charges	Valuation Technique

Fair value measurements as of December 28, 2016:
Assets held for sale(1)	$1,020	$1,098	market approach

(1)	As of December 28, 2016, assets held for sale were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

See Note 5 for the disclosures related to the fair value of acquired franchised restaurants.

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 27, 2017	December 28, 2016
	(In thousands)
Revolving loans due October 26, 2022	$259,000	$—
Revolving loans due March 30, 2020	—	$218,500
Capital lease obligations	30,222	27,091
Total long-term debt	289,222	245,591
Less current maturities	3,168	3,285
Noncurrent portion of long-term debt	$286,054	$242,306

There are no future maturities of long-term debt due in 2018 through 2021. The $259.0 million of revolving loans are due in 2022.

Refinancing of Credit Facility

On October 26, 2017, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the “Old Credit Facility”) and entered into a new five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. A commitment fee, initially set at 0.30%, is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is October 26, 2022.

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

As of December 27, 2017, we had outstanding revolver loans of $259.0 million and outstanding letters of credit under the senior secured revolver of $21.5 million. These balances resulted in availability of $119.5 million under the New Credit Facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.42% and 2.45% as of December 27, 2017 and December 28, 2016, respectively. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.32% and 2.74% as of December 27, 2017 and December 28, 2016, respectively.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional amounts.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 27, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of December 27, 2017, the fair value of the interest rate swaps was a net liability of $2.2 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $2.3 million recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Subsequent to the year ended December 27, 2017, we entered into additional interest rate swaps. See Note 19 to our Consolidated Financial Statements.

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

Defined Benefit Plans

The obligations and funded status for the Pension Plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$—	$67,735	$2,639	$2,669
Service cost	—	105	—	—
Interest cost	—	—	83	91
Actuarial losses	—	945	172	73
Benefits paid	—	(1,057)	(195)	(194)
Settlements	—	(67,728)	(91)	—
Benefit obligation at end of year	$—	$—	$2,608	$2,639
Accumulated benefit obligation	$—	$—	$2,608	$2,639

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$58,378	$—	$—
Actual return on plan assets	—	861	—	—
Employer contributions	—	9,546	286	194
Benefits paid	—	(1,057)	(195)	(194)
Settlements	—	(67,728)	(91)	—
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status	$—	$—	$(2,608)	$(2,639)

The amounts recognized in our Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
	(In thousands)
Other current liabilities	$—	$—	$(280)	$(259)
Other noncurrent liabilities	—	—	(2,328)	(2,380)
Net amount recognized	$—	$—	$(2,608)	$(2,639)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
	(In thousands)
Unamortized actuarial losses, net	$—	—	(1,092)	(1,033)

During fiscal 2018, $0.1 million of accumulated other comprehensive income will be recognized related to our other defined benefit plans.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016
	(In thousands)
Pension Plan:
Balance, beginning of year	$—	$(23,955)
Benefit obligation actuarial loss	—	(945)
Net gain	—	603
Settlement loss recognized	—	24,297
Balance, end of year	$—	$—

Other Defined Benefit Plans:
Balance, beginning of year	$(1,033)	$(1,045)
Benefit obligation actuarial loss	(172)	(73)
Amortization of net loss	92	85
Settlement loss recognized	21	—
Balance, end of year	$(1,092)	$(1,033)

Minimum pension liability adjustments, net of tax for 2017, 2016 and 2015 were an addition of less than $0.1 million, a reduction of $21.8 million and a reduction of $2.2 million, respectively. Total minimum pension liability adjustments of $1.0 million (net of a tax benefit of $0.1 million) and $0.9 million (net of a tax benefit of $0.1 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Deficit for the years ended December 27, 2017 and December 28, 2016, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Pension Plan:
Service cost	$—	$105	$380
Interest cost	—	—	2,983
Expected return on plan assets	—	—	(3,508)
Amortization of net loss	—	—	1,733
Settlement loss recognized	—	24,297	—
Net periodic benefit cost	$—	$24,402	$1,588
Other comprehensive (income) loss	$—	$(23,955)	$(3,619)

Other Defined Benefit Plans:
Interest cost	$83	$91	$107
Amortization of net loss	92	85	79
Settlement loss recognized	21	—	—
Net periodic benefit cost	$196	$176	$186
Other comprehensive (income) loss	$59	$(12)	$(36)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2017, 2016 and 2015 were $0.2 million, $24.6 million and $1.8 million, respectively.

Assumptions

Because the Pension Plan was closed to new qualifying participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2017, 2016 or 2015.

	December 27, 2017	December 28, 2016	December 30, 2015
Assumptions used to determine benefit obligations:
Pension Plan:
Discount rate	N/A	N/A
Other Defined Benefit Plans:
Discount rate	3.08%	3.31%

Assumptions used to determine net periodic pension cost:
Discount rate	3.31%	3.62%	4.12%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	N/A	N/A	5.75%

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

Contributions and Expected Future Benefit Payments

Prior to the liquidation of the Pension Plan, during the year ended December 28, 2016, we made a final contribution of $9.5 million to the Pension Plan. We made contributions of $0.3 million and $0.2 million to our other defined benefit plans during the years ended December 27, 2017 and December 28, 2016, respectively. We expect to contribute $0.3 million to our other defined benefit plans during 2018.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2023 through 2027 are as follows:

Other Defined Benefit Plans
(In thousands)
2018	$280
2019	564
2020	253
2021	229
2022	296
2023 through 2027	1,027

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

We made total contributions of $2.0 million, $2.2 million and $1.6 million for 2017, 2016 and 2015, respectively, under these plans.

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny's Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 27, 2017, there were 4.3 million shares available for grant under the 2017 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2017 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Performance share awards	7,838	7,236	5,821
Restricted stock units for board members	703	374	814
Total share-based compensation	$8,541	$7,610	$6,635

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were approximately $3.3 million, $3.0 million and $2.6 million during the years ended December 27, 2017, December 28, 2016 and December 30, 2015, respectively.

Stock Options

Prior to 2012, stock options were granted that vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2017, 2016 or 2015.

The following table summarizes information about stock options outstanding and exercisable at December 27, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	1,127	$3.01
Exercised	(227)	$2.88
Outstanding, end of year	900	$3.04	2.30	$9,320
Exercisable, end of year	900	$3.04	2.30	$9,320

The total intrinsic value of the options exercised was $2.3 million, $1.4 million and $1.4 million during the years ended December 27, 2017, December 28, 2016 and December 30, 2015, respectively.

Restricted Stock Units

We primarily grant restricted stock units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies and restricted stock units containing a performance condition based on the Company's achievement of certain operating metrics. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the restricted stock units activity during the year ended December 27, 2017:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,366	$9.84
Granted	606	$12.59
Converted	(235)	$7.55
Outstanding, end of year	1,737	$11.11
Convertible, end of year	488	$11.43

During the year ended December 27, 2017, and included in the restricted stock units activity table above, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $13.05 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $12.17 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 27, 2017. The performance period for these performance shares is the three year fiscal period beginning December 29, 2016 and ending December 25, 2019. The performance shares will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period. For 2017, 2016 and 2015, the weighted average grant date fair value of awards granted was $12.59, $9.47 and $11.43, respectively.

We made payments of $3.9 million, $2.5 million and $3.4 million in cash during 2017, 2016 and 2015, respectively, related to converted restricted stock units. The intrinsic value of shares converted was $5.0 million, $3.5 million and $4.9 million, during 2017, 2016 and 2015, respectively. As of December 27, 2017 and December 28, 2016, we had accrued compensation of $0.4 million and $3.9 million, respectively, included as a component of other current liabilities and $0.4 million and $0.3 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets, which represents future estimated payroll taxes. The 2016 current liability represented the fair value of the related shares for the liability classified units as of the balance sheet date. As of December 27, 2017, we had $8.0 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the year ended December 27, 2017, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $12.04 per unit to non-employee members of our Board of Directors. The deferred stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of the Board of Directors. Also during the year ended December 27, 2017, we made cash payments of $0.5 million related to the replacement cash awards issued in 2016.

There were 0.9 million deferred stock units outstanding as of both December 27, 2017 and December 28, 2016. As of December 27, 2017, we had approximately $0.5 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.7 years.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Current:
Federal	$3,688	$4,270	$1,622
State and local	2,071	2,316	1,382
Foreign	961	912	873
Deferred:
Federal	10,075	8,225	12,264
State and local	196	619	1,742
Increase (release) of valuation allowance	216	132	(130)
Total provision for income taxes	$17,207	$16,474	$17,753

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 27, 2017	December 28, 2016	December 30, 2015
Statutory provision rate	35%	35%	35%
State and local taxes, net of federal income tax benefit	5	9	6
Wage addback on income tax credits earned	2	3	2
General business credits generated	(5)	(9)	(6)
Foreign tax credits generated	(2)	(12)	(2)
Pension plan liquidation	—	18	—
Share-based compensation	(3)	—	—
Impact of tax reform	(3)	—	—
Other	1	2	(2)
Effective tax rate	30%	46%	33%

On December 22, 2017, The Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have revalued our deferred taxes as of December 27, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The net tax benefit recognized in 2017 related to the Tax Act was $1.6 million.
For the 2017 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. The 2017 rates also benefited $1.7 million from share-based compensation and $1.6 million from the revaluing of deferred tax assets and liabilities required under the Tax Act. For the 2016 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes, the generation of employment tax credits, the Pension Plan liquidation, and foreign tax credits generated with the filings of federal amended tax returns. The 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. In addition, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction, resulting in a net tax benefit of approximately $3.7 million during the year.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 27, 2017	December 28, 2016
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$4,364	$7,791
Capitalized leases	1,718	2,298
Accrued exit cost	487	1,074
Interest rate swaps	566	294
Pension, other retirement and compensation plans	10,328	12,378
Other accruals	443	386
Alternative minimum tax credit carryforwards	3,534	3,534
General business credit carryforwards - state and federal	13,355	13,541
Net operating loss carryforwards - state	14,096	11,753
Total deferred tax assets before valuation allowance	48,891	53,049
Less: valuation allowance	(13,078)	(12,567)
Total deferred tax assets	35,813	40,482
Deferred tax liabilities:
Intangible assets	(14,578)	(22,073)
Deferred finance costs	(111)	(125)
Fixed assets	(4,179)	(601)
Total deferred tax liabilities	(18,868)	(22,799)
Net deferred tax asset	$16,945	$17,683

At December 27, 2017, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $9.6 million, most of which expire between 2034 and 2037. We also had available alternative minimum tax (“AMT”) credit carryforwards of approximately $3.5 million, which under the Tax Act are now considered refundable credits estimated to be fully received by 2019. We will continue to include the AMT credits in our deferred tax assets until they are fully refunded or utilized.

It is more likely than not that we will be able to utilize our credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

Of the $13.1 million of remaining valuation allowance, approximately $11.8 million represents South Carolina net operating loss carryforwards that will never be utilized.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. In general, Section 382 places annual limitations on the use of certain tax attributes, such as AMT tax credit carryforwards, in existence at the ownership change date. It is our position that any pre-2005 AMT tax credits can be utilized as of December 27, 2017. The occurrence of an additional ownership change could limit our ability to utilize our current income tax credits generated after 2004.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 27, 2017	December 28, 2016
	(In thousands)
Balance, beginning of year	$1,180	$—
Increases related to prior-year tax positions	289	1,180
Balance, end of year	$1,469	$1,180

There was less than $0.1 million interest expense associated with unrecognized tax benefits for the year ended December 27, 2017 and no additional interest expense for the year ended December 28, 2016.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. We remain subject to examination for U.S. federal taxes for 2014-2017 and in the following major state jurisdictions: California (2013-2017), Florida (2014-2017) and Texas (2014-2017).

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands, except per share amounts)
Net income	$39,594	$19,402	$35,976

Weighted average shares outstanding - basic	68,077	75,325	82,627
Effect of dilutive share-based compensation awards	2,326	1,881	2,102
Weighted average shares outstanding - diluted	70,403	77,206	84,729

Basic net income per share	$0.58	$0.26	$0.44
Diluted net income per share	$0.56	$0.25	$0.42

Anti-dilutive share-based compensation awards	606	—	—

Note 15.     Shareholders' Equity

Share Repurchases

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2017, 2016 and 2015, the Board approved share repurchase programs for $200 million, $100 million and, $100 million of our common stock, respectively.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “2015 ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), to repurchase an aggregate of $50 million of our common stock. During 2015, pursuant to the terms of the 2015 ASR agreement, we paid $50 million in cash, received approximately 3.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $36.9 million of treasury stock related to these shares. The remaining balance of $13.1 million was included as additional paid-in capital in shareholders' equity as of December 30, 2015 as an equity forward contract. During 2016, we settled the 2015 ASR agreement, recording $13.1 million of treasury stock related to the final delivery of an additional 1.5 million shares of our common stock. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $9.90 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the 2015 ASR agreement.

In November 2016, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “2016 ASR”) agreement with MUFG Securities EMEA plc (“MUFG”), to repurchase an aggregate of $25 million of our common stock. Pursuant to the terms of the 2016 ASR agreement, we paid $25 million in cash and received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million was recorded as additional paid-in capital in shareholders' equity as of December 28, 2016 as an equity forward contract. During 2017, we settled the 2016 ASR agreement, recording $6.9 million of treasury stock related to the final delivery of an additional 0.5 million shares of our common stock. The total number of shares repurchased was based on a combined discounted VWAP of $12.36 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the 2016 ASR agreement.

In addition to the settlement of the 2016 ASR agreement, during 2017, we repurchased a total of 6.8 million shares of our common stock for $82.9 million, thus completing the 2016 repurchase program. In addition to the settlement of the 2015 ASR agreement, during 2016, we repurchased a total of 4.6 million shares for $51.8 million, thus completing the 2015 repurchase program. During 2015, we repurchased 8.5 million shares for $92.7 million, thus completing the 2013 repurchase program. As of December 27, 2017, there was $196.3 million remaining under the 2017 repurchase program.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Benefit obligation actuarial gain	5,737	—	5,737
Net loss	(3,894)	—	(3,894)
Amortization of net loss (1)	1,812	—	1,812
Net change in fair value of derivatives	—	(1,444)	(1,444)
Reclassification of derivatives to interest expense (2)	—	(859)	(859)
Income tax (expense) benefit	(1,425)	898	(527)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Benefit obligation actuarial loss	(1,018)	—	(1,018)
Net gain	603	—	603
Amortization of net loss (1)	85	—	85
Settlement loss recognized	24,297	—	24,297
Net change in fair value of derivatives	—	1,693	1,693
Reclassification of derivatives to interest expense (2)	—	(789)	(789)
Income tax expense	(2,148)	(353)	(2,501)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Benefit obligation actuarial loss	(172)	—	(172)
Amortization of net loss (1)	92	—	92
Settlement loss recognized	21	—	21
Net change in fair value of derivatives	—	(1,359)	(1,359)
Reclassification of derivatives to interest expense (2)	—	(72)	(72)
Income tax benefit	22	559	581
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 11 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Income. We expect to reclassify approximately $1.3 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee loans with terms extending from one to four years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 27, 2017, no events had occurred that caused us to make payments under the guarantees. There were $5.1 million and $7.9 million of loans outstanding under these programs as of December 27, 2017 and December 28, 2016, respectively. As of December 27, 2017, the maximum amounts payable under the loan guarantees was $1.1 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of December 27, 2017 and December 28, 2016, which are included as a component of other noncurrent liabilities in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 27, 2017 consist of the following:

(In thousands)
Less than 1 year	$194,446
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$194,446

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 17.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 27, 2017	December 28, 2016	December 30, 2015
	(In thousands)
Income taxes paid, net	$6,367	$3,012	$5,364
Interest paid	$14,636	$11,288	$8,141

Noncash investing and financing activities:
Notes received in connection with disposition of property	$1,750	$—	$—
Property acquisition payable	$500	$—	$573
Accrued purchase of property	$531	$1,445	$1,781
Insurance proceeds receivable	$364	$—	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,961	$3,597	$4,551
Execution of capital leases	$6,573	$9,597	$5,556
Treasury stock payable	$120	$313	$185

Note 18.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2017 and 2016 are set forth below:

	Fiscal Year Ended December 27, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$93,779	$98,355	$97,915	$100,303
Franchise and licensing revenue	34,131	35,021	34,469	35,196
Total operating revenue	127,910	133,376	132,384	135,499
Total operating costs and expenses	111,609	116,367	113,849	116,646
Operating income	$16,301	$17,009	$18,535	$18,853
Net income	$8,373	$8,749	$9,325	$13,147
Basic net income per share (1)	$0.12	$0.13	$0.14	$0.20
Diluted net income per share (1)	$0.11	$0.12	$0.13	$0.19

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 28, 2016
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$90,386	$89,210	$93,122	$94,592
Franchise and licensing revenue	34,256	35,105	35,264	35,013
Total operating revenue	124,642	124,315	128,386	129,605
Total operating costs and expenses	106,409	129,148	110,809	113,583
Operating income	$18,233	$(4,833)	$17,577	$16,022
Net income	$9,954	$(11,552)	$9,726	$11,274
Basic net income per share (2)	$0.13	$(0.15)	$0.13	$0.16
Diluted net income per share (2)	$0.13	$(0.15)	$0.13	$0.15

(1)
The results for the second quarter of 2016 include the recognition of a pre-tax settlement loss of $24.3 million related to the Pension Plan liquidation, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. In addition, we recognized a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss.

(2)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 19.     Subsequent Events

On February 15, 2018, we entered into additional interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $80 million notional debt obligation beginning March 31, 2020 increasing over time to $425 million through December 30, 2033. Based on the interest rate as determined by our consolidated leverage ratio in effect as of February 15, 2018, under the terms of these swaps, we will pay a fixed rate of 5.19% on the notional amount from March 27, 2020 through November 30, 2033 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate.

These swaps overlap with and are in addition to our current interest rate swaps. See Note 10.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2018

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	February 26, 2018
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	February 26, 2018
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	February 26, 2018
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 26, 2018
(Brenda J. Lauderback)

/s/ Gregg R. Dedrick	Director	February 26, 2018
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 26, 2018
(José M. Gutiérrez)

/s/ George W. Haywood	Director	February 26, 2018
(George W. Haywood)

/s/ Robert E. Marks	Director	February 26, 2018
(Robert E. Marks)

/s/ Donald C. Robinson	Director	February 26, 2018
(Donald C. Robinson)

/s/ Debra Smithart-Oglesby	Director	February 26, 2018
(Debra Smithart-Oglesby)

/s/ Laysha Ward	Director	February 26, 2018
(Laysha Ward)