Form 10-Q
period 2018-03-28
DENNYS CORP
filed 2018-05-07
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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
Yes  ☐  No  ☑

 As of May 1, 2018, 63,576,618 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 28, 2018	December 27, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,919	$4,983
Receivables, net	19,512	21,384
Inventories	3,101	3,134
Prepaid and other current assets	9,048	11,788
Total current assets	35,580	41,289
Property, net of accumulated depreciation of $245,365 and $243,325, respectively	141,357	139,856
Goodwill	39,843	38,269
Intangible assets, net	61,628	57,109
Deferred financing costs, net	2,790	2,942
Deferred income taxes	22,294	16,945
Other noncurrent assets	30,097	27,372
Total assets	$333,589	$323,782

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,126	$3,168
Accounts payable	25,411	32,487
Other current liabilities	51,707	59,246
Total current liabilities	80,244	94,901
Long-term liabilities:
Long-term debt, less current maturities	282,000	259,000
Capital lease obligations, less current maturities	28,734	27,054
Liability for insurance claims, less current portion	12,465	12,236
Other noncurrent liabilities	51,561	27,951
Total long-term liabilities	374,760	326,241
Total liabilities	455,004	421,142

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; March 28, 2018:108,259 shares issued and 64,037 shares outstanding; December 27, 2017: 107,740 shares issued and 64,589 shares outstanding	$1,083	$1,077
Paid-in capital	595,069	594,166
Deficit	(340,348)	(334,661)
Accumulated other comprehensive loss, net of tax	(5,407)	(2,316)
Shareholders’ equity before treasury stock	250,397	258,266
Treasury stock, at cost, 44,222 and 43,151 shares, respectively	(371,812)	(355,626)
Total shareholders' deficit	(121,415)	(97,360)
Total liabilities and shareholders' deficit	$333,589	$323,782

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$101,193	$93,779
Franchise and license revenue	54,080	34,131
Total operating revenue	155,273	127,910
Costs of company restaurant sales:
Product costs	24,935	23,133
Payroll and benefits	41,226	37,397
Occupancy	5,647	4,734
Other operating expenses	15,050	12,571
Total costs of company restaurant sales	86,858	77,835
Costs of franchise and license revenue	28,556	9,746
General and administrative expenses	16,560	17,509
Depreciation and amortization	6,514	5,736
Operating (gains), losses and other charges, net	360	783
Total operating costs and expenses, net	138,848	111,609
Operating income	16,425	16,301
Interest expense, net	4,625	3,541
Other nonoperating expense (income), net	212	(357)
Net income before income taxes	11,588	13,117
Provision for income taxes	1,829	4,744
Net income	$9,759	$8,373

Basic net income per share	$0.15	$0.12
Diluted net income per share	$0.15	$0.11

Basic weighted average shares outstanding	64,432	71,004
Diluted weighted average shares outstanding	66,946	73,241

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Net income	$9,759	$8,373
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $6 and $9, respectively	22	14
Recognition of unrealized loss on hedge transactions, net of tax of $(1,085) and $(397), respectively	(3,113)	(623)
Other comprehensive loss	(3,091)	(609)
Total comprehensive income	$6,668	$7,764

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	9,759	—	9,759
Other comprehensive loss	—	—	—	—	—	—	(3,091)	(3,091)
Share-based compensation on equity classified awards	—	—	—	—	(104)	—	—	(104)
Purchase of treasury stock	—	—	(1,071)	(16,186)	—	—	—	(16,186)
Issuance of common stock for share-based compensation	233	3	—	—	(3)	—	—	—
Exercise of common stock options	286	3	—	—	1,010	—	—	1,013
Balance, March 28, 2018	108,259	$1,083	(44,222)	$(371,812)	$595,069	$(340,348)	$(5,407)	$(121,415)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$9,759	$8,373
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,514	5,736
Operating (gains), losses and other charges, net	360	783
Amortization of deferred financing costs	152	148
Loss on early extinguishments of debt and leases	—	73
Deferred income tax expense	1,118	3,225
Share-based compensation	1,350	1,973
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	1,821	3,345
Inventories	33	(41)
Other current assets	2,739	3,131
Other assets	(160)	(2,312)
Increase (decrease) in liabilities:
Accounts payable	(9,865)	(2,277)
Accrued salaries and vacations	(4,048)	(11,584)
Accrued taxes	38	(215)
Other accrued liabilities	(5,948)	(1,204)
Other noncurrent liabilities	(413)	(1,133)
Net cash flows provided by operating activities	3,450	8,021
Cash flows from investing activities:
Capital expenditures	(4,148)	(3,017)
Acquisition of restaurants and real estate	(8,418)	(3,800)
Proceeds from disposition of property	4	252
Collections on notes receivable	859	612
Issuance of notes receivable	(1,934)	(1,010)
Net cash flows used in investing activities	(13,637)	(6,963)
Cash flows from financing activities:
Revolver borrowings	39,500	31,000
Revolver payments	(16,500)	(19,500)
Long-term debt payments	(823)	(826)
Proceeds from exercise of stock options	1,013	130
Tax withholding on share-based payments	(1,696)	—
Purchase of treasury stock	(15,691)	(11,742)
Net bank overdrafts	3,320	(972)
Net cash flows provided by (used in) financing activities	9,123	(1,910)
Decrease in cash and cash equivalents	(1,064)	(852)
Cash and cash equivalents at beginning of period	4,983	2,592
Cash and cash equivalents at end of period	$3,919	$1,740

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 28, 2018, the Denny's brand consisted of 1,724 restaurants, 1,542 of which were franchised/licensed restaurants and 182 of which were company operated.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 27, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 26, 2018.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. We elected to apply the modified retrospective method of adoption to those contracts which were not completed as of December 28, 2017. In doing so, we applied the practical expedient to aggregate all contract modifications that occurred before December 28, 2017 in determining the satisfied and unsatisfied performance obligations, the transaction price and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.” Our transition to Topic 606 represents a change in accounting principle. See Note 3 for further information about our transition to Topic 606 and the newly required disclosures.

Effective December 28, 2017, we adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The new guidance clarifies the definition of a business. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The new guidance requires an entity to report the service cost component in the same line on the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we adopted ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The new update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and requires certain disclosures about stranded tax effects. Due to the immateriality of the stranded tax effects resulting from the implementation Tax Act, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. Therefore the adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we early adopted ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The new update clarifies certain aspects of the guidance issued in ASU 2016-01. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new update better aligns an entity’s risk management activities and financial reporting for hedging relationships, simplifies the hedge accounting requirements, and improves the disclosures of hedging arrangements. The amended presentation and disclosure guidance has been applied on a prospective basis. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach. Based on a preliminary assessment, we expect the adoption will result in a significant increase in the assets and liabilities on our Consolidated Balance Sheets, as most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets. We are continuing our evaluation, which may identify additional impacts this standard will have on our Consolidated Financial Statements and related disclosures.

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

Note 3.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services.

	Quarter Ended
	March 28, 2018	March 29, 2017 (1)
	(Dollars in thousands)
Company restaurant sales	$101,193	$93,779
Franchise and license revenue:
Royalties	25,165	24,544
Advertising revenue	19,310	—
Initial and other fees	1,417	484
Occupancy revenue	8,188	9,103
Franchise and license revenue	54,080	34,131
Total operating revenue	$155,273	$127,910

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

Company Restaurant Revenue

Company restaurant revenue is recognized at the point in time when food and beverage products are sold at company restaurants. We present company restaurant sales net of sales-related taxes collected from customers and remitted to governmental taxing authorities. The adoption of Topic 606 did not impact the recognition of company restaurant sales.

Franchise Revenue

Franchise and license revenues consist primarily of royalties, advertising revenue, initial and other fees and occupancy revenue.
Our performance obligations under franchise agreements consist of a license of our brand’s symbolic intellectual property, administration of advertising programs (including local co-operatives), and other ongoing support services. These performance obligations are highly interrelated so we do not consider them to be individually distinct, and therefore account for them under Topic 606 as a single performance obligation. Revenue from franchise agreements is recognized evenly over the term of the agreement with the exception of sales-based royalties and revenue allocated to goods and services distinct from the franchise right.

Royalty and advertising revenues represent sales-based royalties that are recognized in the period in which the sales occur. Sales-based royalties are variable consideration related to our performance obligations to our franchisees to maintain the intellectual property being licensed. Under our franchise agreements, franchisee advertising contributions must be spent on marketing and related activities. The adoption of Topic 606 did not impact the recognition of royalties. Upon adoption of Topic 606, advertising revenues and expenditures are recorded on a gross basis within the Consolidated Statements of Income. Under the previous guidance of Topic 605, we recorded franchise advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. While this change materially impacts the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact is generally an offsetting increase to both revenue and expense with little, if any, impact on operating income and net income.
Initial and other fees consist of initial, successor and assignment franchise fees (“initial franchise fees”), training fees and other franchise services fees. Initial franchise fees are billed and received upon the signing of the franchise agreement. Under Topic 606, recognition of these fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, initial franchise fees were recognized upon the opening of a franchise restaurant. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Similar to advertising revenue, upon adoption of Topic 606, other franchise services fees are recorded on a gross basis within the Consolidated Statements of Income, whereas, under previous guidance, they were netted against the related expenses.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.
With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis.
Gift Card Breakage
Under previous guidance, we recorded gift card breakage when the likelihood of redemption was remote. Breakage was recorded as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold. Upon adoption of Topic 606, gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties. Breakage revenue related to third party sales is recorded as advertising revenue (included as a component of franchise and license revenue) with an offsetting amount recorded as advertising expense (included as a component of costs of franchise and license revenue).
Financial Statement Impact of Adoption
The following tables summarize the impact of adopting Topic 606 on our financial statement line items as of March 28, 2018 and for the quarter ended March 28, 2018.

	March 28, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Balances without adoption of Topic 606
	(In thousands)
Prepaid and other current assets	$9,048	$509	$9,557
Deferred income taxes	22,294	(5,282)	17,012
Other current liabilities	51,707	(1,158)	50,549
Other noncurrent liabilities	51,561	(18,624)	32,937
Deficit	(340,348)	15,009	(325,339)

	Quarter ended March 28, 2018
Consolidated Statement of Income	As Reported	Adjustments	Balances without adoption of Topic 606
	(In thousands, except per share amounts)
Franchise and license revenue	$54,080	$(20,307)	$33,773
Costs of franchise and license revenue	28,556	(19,764)	8,792
Provision for income taxes	1,829	(140)	1,689
Net income	9,759	(403)	9,356
Basic net income per share	$0.15	$(0.01)	$0.14
Diluted net income per share	$0.15	$(0.01)	$0.14

	Quarter ended March 28, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balances without adoption of Topic 606
	(In thousands)
Net income	$9,759	$(403)	$9,356
Total comprehensive income	6,668	(403)	6,265

	Quarter ended March 28, 2018
Consolidated Statement of Cash Flow	As Reported	Adjustments	Balances without adoption of Topic 606
	(In thousands)
Net income	$9,759	$(403)	$9,356
Deferred income tax expense	1,118	(140)	978
Changes in assets and liabilities:
Other current assets	2,739	(509)	2,230
Other accrued liabilities	(5,948)	923	(5,025)
Other noncurrent liabilities	(413)	129	(284)
Net cash flows provided by operating activities	3,450	—	3,450

The following significant changes impacted our financial statement line items as of March 28, 2018 and for the quarter ended March 28, 2018:

•
Upon adoption of Topic 606, we recorded a cumulative effect adjustment related to previously recognized initial franchise fees resulting in a $21.0 million increase to deferred franchise revenue, a $15.6 million increase to opening deficit and a $5.4 million increase to deferred tax assets. The deferred franchise revenue resulting from the cumulative effect adjustment will be amortized over the remaining lives of the individual franchise agreements. Also upon adoption, we recorded a cumulative effect adjustment to recognize breakage in proportion to redemptions that occurred prior to December 28, 2017 resulting in a decrease of $0.6 million to gift card liability (a component of other current liabilities), a $0.5 million increase to accrued advertising (a component of other current liabilities) and a $0.1 million decrease to opening deficit.

•
We recognized $19.2 million of franchise and license revenue and $19.2 million of costs of franchise and license revenue resulting from the recording of advertising revenues and expenditures on a gross basis under Topic 606 versus recording these amounts on a net basis under Topic 605.

•
We recognized an additional $0.5 million of franchise and license revenue under Topic 606 than we would have recognized under Topic 605, resulting from the timing of recognition of initial franchise fees.

•
We recognized $0.5 million of franchise and license revenue and $0.5 million of costs of franchise and license revenue resulting from the recording of other franchise services fees on a gross basis under Topic 606 versus recording these amount on a net basis under Topic 605.

Contract Balances
Contract balances related to contracts with customers consists of receivables, deferred franchise revenue and deferred gift card revenue. See note 4 for details on our receivables.
Deferred franchise revenue consists primarily of the unamortized portion of initial franchise fees that are currently being amortized into revenue and amounts related to development agreements and unopened restaurants that will begin amortizing into revenue when the related restaurants are opened. Deferred franchise revenue represents our remaining performance obligations to our franchisees, excluding amounts of variable consideration related to sale-based royalties and advertising. The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2017	$1,643
Cumulative effect adjustment recognized upon adoption of Topic 606	20,976
Fees received from franchisees	239
Revenue recognized (1)	(930)
Balance, March 28, 2018	21,928
Less current portion included in other current liabilities	3,303
Deferred franchise revenue included in other noncurrent liabilities	$18,625

(1) Of this amount $0.9 million was included in either the deferred franchise revenue balance as of December 27, 2017 or the cumulative effect adjustment.

As of March 28, 2018, the deferred franchise revenue expected to be recognized for each of the next five years and in the aggregate is as follows:

(In thousands)
Remainder of 2018	$1,646
2019	2,105
2020	1,981
2021	1,769
2022	1,661
Thereafter	11,270
Development agreements and unopened restaurants	1,496
Deferred franchise revenue	$21,928

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. We recognize gift card revenue when a gift card is redeemed in one of our company restaurants. Gift card breakage is recognized proportionally as redemptions occur. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 28, 2018 and December 27, 2017 was $4.4 million and $6.5 million, respectively. During the quarter ended March 28, 2018, we recognized revenue of $0.7 million from gift card redemptions.

Note 4.     Receivables

Receivables were comprised of the following:

	March 28, 2018	December 27, 2017
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$10,379	$10,688
Financing receivables from franchisees	4,675	5,084
Vendor receivables	1,791	3,256
Credit card receivables	1,549	1,870
Other	1,545	762
Allowance for doubtful accounts	(427)	(276)
Total receivables, net	$19,512	$21,384

Other noncurrent assets:
Financing receivables from franchisees	$1,573	$427

During the quarter ended March 28, 2018, we recorded an allowance for doubtful accounts of $0.2 million of financing receivables from a franchisee.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 27, 2017	$38,269
Additions related to acquisition	1,574
Balance, March 28, 2018	$39,843

Other intangible assets were comprised of the following:

	March 28, 2018		December 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,081	$—	$44,080	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	20,553	3,172	15,252	2,389
Intangible assets	$64,800	$3,172	$59,498	$2,389

During the quarter ended March 28, 2018, we acquired five franchised restaurants for $7.9 million, of which $5.3 million was allocated to reacquired franchise rights, $1.0 million to property and $1.6 million to goodwill. In addition, we recorded $2.4 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 28, 2018	December 27, 2017
	(In thousands)
Accrued payroll	$16,989	$20,998
Accrued insurance, primarily current portion of liability for insurance claims	6,863	6,922
Accrued taxes	7,422	7,384
Accrued advertising	5,499	8,417
Gift cards	4,419	6,480
Other	10,515	9,045
Other current liabilities	$51,707	$59,246

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Software implementation costs	$—	$2,124
Gains on sales of assets and other, net	(37)	(1,440)
Restructuring charges and exit costs	360	99
Impairment charges	37	—
Operating (gains), losses and other charges, net	$360	$783

Software implementation costs of $2.1 million for the quarter ended March 29, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.4 million for the quarter ended March 29, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Exit costs	$24	$31
Severance and other restructuring charges	336	68
Total restructuring charges and exit costs	$360	$99

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 27, 2017	$1,180
Exit costs (1)	24
Payments, net of sublease receipts	(128)
Interest accretion	21
Balance, March 28, 2018	1,097
Less current portion included in other current liabilities	333
Long-term portion included in other noncurrent liabilities	$764

(1)	Included as a component of operating (gains), losses and other charges, net.

As of March 28, 2018 and December 27, 2017, we had accrued severance and other restructuring charges of $0.3 million and less than $0.1 million, respectively. The balance as of March 28, 2018 is expected to be paid during the next 12 months.

Note 8.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of March 28, 2018:
Deferred compensation plan investments (1)	$12,424	$12,424	$—	$—	market approach
Interest rate swaps, net (2)	(6,385)	—	(6,385)	—	income approach
Total	$6,039	$12,424	$(6,385)	$—

Fair value measurements as of December 27, 2017:
Deferred compensation plan investments (1)	$12,663	$12,663	$—	$—	market approach
Interest rate swaps, net (2)	(2,187)	—	(2,187)	—	income approach
Total	$10,476	$12,663	$(2,187)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 9 for details on the interest rate swaps.

Note 9.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of March 28, 2018, we had outstanding revolver loans of $282.0 million and outstanding letters of credit under the senior secured revolver of $21.2 million. These balances resulted in availability of $96.8 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.76% and 3.42% as of March 28, 2018 and December 27, 2017, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.53% and 3.32% as of March 28, 2018 and December 27, 2017, respectively.

A commitment fee is paid on the unused portion of the credit facility and was 0.30% as of March 28, 2018. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of March 28, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 28, 2018.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of March 28, 2018 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
April 30, 2013	March 31, 2015	March 29, 2018	$120,000		1.13%
March 20, 2015	March 29, 2018	March 31, 2025	120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of March 28, 2018, the fair value of the interest rate swaps was a net liability of $6.4 million, which is comprised of assets of $1.7 million recorded as a component of other noncurrent assets and liabilities of $8.1 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 10.     Defined Benefit Plans

The components of net periodic benefit cost for our defined benefit plans, included as a component of general and administrative costs, were as follows:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Interest cost	$19	$21
Amortization of net loss	28	23
Net periodic benefit cost	$47	$44

We made contributions of less than $0.1 million to our defined benefit plans during both the quarter ended March 28, 2018 and the quarter ended March 29, 2017. We expect to contribute $0.1 million to our defined benefit plans over the remainder of fiscal 2018.

Additional minimum pension liability, net of tax, of $1.0 million related to our defined benefit plans is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of both March 28, 2018 and December 27, 2017, respectively.

Note 11.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Performance share awards	$1,078	$1,940
Restricted stock units for board members	272	33
Total share-based compensation	$1,350	$1,973

Performance Share Units

During the quarter ended March 28, 2018, we granted certain employees approximately 0.2 million performance share units that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based performance share units contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $18.17 per share. The performance share units based on the Adjusted EPS growth rate have a grant date fair value of $15.93 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 26, 2018. The performance period for these performance share units is the three year fiscal period beginning December 28, 2017 and ending December 30, 2020. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the quarter ended March 28, 2018, we issued 0.2 million shares of common stock related to vested performance share units. In addition 0.3 million shares of common stock were deferred and 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of March 28, 2018, we had approximately $13.3 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.2 years.

Restricted Stock Units for Board Members

As of March 28, 2018, we had approximately $0.2 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 12.     Income Taxes

The effective income tax rate was 15.8% for the quarter ended March 28, 2018 compared to 36.2% for the prior year period. The 2018 period was impacted by the Tax Act. In addition, the 2018 period benefited from a 4.7% discrete item relating to share-based compensation. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings.

Note 13.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands, except for per share amounts)
Net income	$9,759	$8,373

Weighted average shares outstanding - basic	64,432	71,004
Effect of dilutive share-based compensation awards	2,514	2,237
Weighted average shares outstanding - diluted	66,946	73,241

Basic net income per share	$0.15	$0.12
Diluted net income per share	$0.15	$0.11

Anti-dilutive share-based compensation awards	471	580

Note 14.     Supplemental Cash Flow Information

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Income taxes paid, net	$423	$395
Interest paid	$4,272	$3,261

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$3,513	$4,946
Execution of capital leases	$2,478	$1,523
Treasury stock payable	$615	$862
Notes received in connection with disposition of property	$—	$1,750

Note 15.     Shareholders' Equity

Share Repurchase

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. In October 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $200 million of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions.

During the quarter ended March 28, 2018, we repurchased 1.1 million shares of our common stock for approximately $16.2 million. This brings the total amount repurchased under the current repurchase program to 1.3 million shares of our common stock for approximately $19.9 million, leaving approximately $180.1 million that can be used to repurchase our common stock under this program as of March 28, 2018. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Amortization of net loss (1)	28	—	28
Net change in fair value of derivatives	—	(4,058)	(4,058)
Reclassification of derivatives to interest expense, net (2)	—	(140)	(140)
Income tax (expense) benefit related to items of other comprehensive loss	(6)	1,085	1,079
Balance as of March 28, 2018	$(960)	$(4,447)	$(5,407)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 28, 2018. See Note 10 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. We expect to make payments to the counterparty and reclassify approximately $1.0 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 28, 2018, no events had occurred that caused us to make payments under these guarantees. There were $4.7 million and $5.1 million of loans outstanding under these programs as of March 28, 2018 and December 27, 2017, respectively. As of March 28, 2018, the maximum amount payable under the loan guarantees was $1.1 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both March 28, 2018 and December 27, 2017, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

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

Factors Impacting Comparability

Impact of New Revenue Recognition Standard

Effective December 28, 2017, the first day of fiscal 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606 on a modified retrospective basis. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.”

The most significant effects of the new guidance on the comparability of our results of operations between 2018 and 2017 include the following:

•
Under Topic 606, advertising revenues and expenditures are recorded on a gross basis within the Consolidated Statements of Income. Under the previous guidance of Topic 605, we recorded franchise advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. While this change materially impacts the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact is generally an offsetting increase to both revenue and expense with little, if any, impact on operating income and net income. Similarly, upon adoption, other franchise services fees are recorded on a gross basis within the Consolidated Statements of Income, whereas, under previous guidance, they were netted against the related expenses.

•
Under Topic 606, recognition of initial franchise fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, initial franchise fees were recognized upon the opening of a franchise restaurant. The effect of the required deferral of initial franchise fees received in a given year is mitigated by the recognition of revenue from fees received in prior periods.

•
Under previous guidance, we recorded gift card breakage when the likelihood of redemption was remote. Breakage was recorded as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold. Under Topic 606, gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties. Breakage revenue related to third party sales is recorded as advertising revenue (included as a component of franchise and license revenue) with an offsetting amount recorded as advertising expense (included as a component of costs of franchise and license revenue).

See Note 2 and Note 3 for information on the implementation of Topic 606 and its impact on our Consolidated Financial Statements.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 28, 2018		March 29, 2017
	(Dollars in thousands)
Revenue:
Company restaurant sales	$101,193	65.2%	$93,779	73.3%
Franchise and license revenue	54,080	34.8%	34,131	26.7%
Total operating revenue	155,273	100.0%	127,910	100.0%
Costs of company restaurant sales (a):
Product costs	24,935	24.6%	23,133	24.7%
Payroll and benefits	41,226	40.7%	37,397	39.9%
Occupancy	5,647	5.6%	4,734	5.0%
Other operating expenses	15,050	14.9%	12,571	13.4%
Total costs of company restaurant sales	86,858	85.8%	77,835	83.0%
Costs of franchise and license revenue (a)	28,556	52.8%	9,746	28.6%
General and administrative expenses	16,560	10.7%	17,509	13.7%
Depreciation and amortization	6,514	4.2%	5,736	4.5%
Operating (gains), losses and other charges, net	360	0.2%	783	0.6%
Total operating costs and expenses, net	138,848	89.4%	111,609	87.3%
Operating income	16,425	10.6%	16,301	12.7%
Interest expense, net	4,625	3.0%	3,541	2.8%
Other nonoperating expense (income), net	212	0.1%	(357)	(0.3)%
Net income before income taxes	11,588	7.5%	13,117	10.3%
Provision for income taxes	1,829	1.2%	4,744	3.7%
Net income	$9,759	6.3%	$8,373	6.5%

Other Data:
Company average unit sales	$565		$553
Franchise average unit sales	$396		$385
Company equivalent units (b)	179		170
Franchise equivalent units (b)	1,543		1,561
Company same-store sales increase (decrease) (c)(d)	3.2%		(1.6)%
Domestic franchise same-store sales increase (decrease) (c)(d)	1.2%		(1.1)%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2018 comparable units.

Unit Activity

	Quarter Ended
	March 28, 2018	March 29, 2017
Company restaurants, beginning of period	178	169
Units opened	—	—
Units acquired from franchisees	5	3
Units closed	(1)	—
End of period	182	172

Franchised and licensed restaurants, beginning of period	1,557	1,564
Units opened	10	8
Units acquired by Company	(5)	(3)
Units closed	(20)	(10)
End of period	1,542	1,559
Total restaurants, end of period	1,724	1,731

Company Restaurant Operations

During the quarter ended March 28, 2018, company restaurant sales increased $7.4 million, or 7.9%, primarily resulting from a nine equivalent unit increase in company restaurants as compared to the prior year period and a 3.2% increase in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.8% for the quarter from 83.0% in the prior year period.

Product costs decreased to 24.6% from 24.7%. Payroll and benefits increased to 40.7% from 39.9% primarily due to a 0.6 percentage point increase in labor costs. The increase in labor costs primarily resulted from minimum wage increases. Occupancy costs increased to 5.6% from 5.0% primarily due to increases in general liability insurance costs, as the prior year included $0.4 million in favorable claims development.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 28, 2018		March 29, 2017
	(Dollars in thousands)
Utilities	$3,405	3.4%	$3,053	3.3%
Repairs and maintenance	1,890	1.9%	1,663	1.8%
Marketing	3,765	3.7%	3,621	3.9%
Other direct costs	5,990	5.9%	4,234	4.5%
Other operating expenses	$15,050	14.9%	$12,571	13.4%

The increase in other direct costs was primarily related to a $0.7 million increase in third party delivery fees related to Denny's On Demand.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 28, 2018		March 29, 2017
	(Dollars in thousands)
Royalties	$25,165	46.5%	$24,544	71.9%
Advertising revenue	19,310	35.7%	—	—%
Initial and other fees	1,417	2.6%	484	1.4%
Occupancy revenue	8,188	15.1%	9,103	26.7%
Franchise and license revenue	$54,080	100.0%	$34,131	100.0%

Advertising costs	$19,310	35.7%	$525	1.5%
Occupancy costs	$5,829	10.8%	$6,506	19.1%
Other direct costs	3,417	6.3%	2,715	8.0%
Costs of franchise and license revenue	$28,556	52.8%	$9,746	28.6%

During the quarter ended March 28, 2018, royalties increased $0.6 million, or 2.5%, primarily resulting from a 1.2% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period, partially offset by an 18 equivalent unit decrease in franchised and licensed restaurants. The increases in initial and other fees and advertising revenue primarily resulted from the implementation of Topic 606 related to revenue recognition. The adoption of this guidance resulted in the recognition of approximately $0.5 million of initial fees that would not have been recognized under the previous guidance and $0.4 million of other franchise fees that are now required to be presented on a gross basis, instead of a net basis as previously presented. Advertising revenue and costs are also now required to be presented on a gross basis, instead of a net basis as previously presented. The decrease in occupancy revenue of $0.9 million, or 10.1%, was primarily the result of lease expirations.

Costs of franchise and license revenue increased $18.8 million, or 193.0%. The increase in advertising costs related to the implementation of Topic 606, as advertising revenue is no longer netted with advertising expense. Occupancy costs decreased $0.7 million, or 10.4%, primarily resulting from lease expirations. The increase in other direct costs primarily related to the implementation of Topic 606, as certain other franchise expenses are no longer netted with the related fees received from franchisees. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 52.8% from 28.6%.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Share-based compensation	$1,350	$1,973
Other general and administrative expenses	15,210	15,536
Total general and administrative expenses	$16,560	$17,509

Other general and administrative expenses decreased by $0.3 million primarily resulting from a $0.7 million decrease related to market valuation changes in our non-qualified deferred compensation plan liabilities in the current year period and a $0.6 million decrease in professional fees. Offsetting losses on the underlying plan investments are included as a component of other non-operating income, net. These decreases were partially offset by a $1.0 million increase related to investments in personnel and increased incentive compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Depreciation of property and equipment	$4,480	$4,217
Amortization of capital lease assets	1,071	994
Amortization of intangible and other assets	963	525
Total depreciation and amortization expense	$6,514	$5,736

The increase in amortization of intangible and other assets was primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Software implementation costs	—	2,124
Gains on sales of assets and other, net	(37)	(1,440)
Restructuring charges and exit costs	360	99
Impairment charges	37	—
Operating (gains), losses and other charges, net	$360	$783

Software implementation costs of $2.1 million for the quarter ended March 29, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.4 million for the quarter ended March 29, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Exit costs	$24	$31
Severance and other restructuring charges	336	68
Total restructuring and exit costs	$360	$99

Operating income was $16.4 million for the quarter ended March 28, 2018 compared to $16.3 million for the quarter ended March 29, 2017.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Interest on credit facilities	$2,590	$1,498
Interest on interest rate swaps	(140)	108
Interest on capital lease liabilities	1,604	1,393
Letters of credit and other fees	320	280
Interest income	(29)	(15)
Total cash interest	4,345	3,264
Amortization of deferred financing costs	152	148
Interest accretion on other liabilities	128	129
Total interest expense, net	$4,625	$3,541

Interest expense, net increased by $1.1 million primarily due to increases in the balance of our credit facility and related interest rates.

Other nonoperating (income) expense, net was expense of $0.2 million for the quarter ended March 28, 2018, resulting primarily from losses on deferred compensation plan investments, compared to income of $0.4 million for the prior year period, resulting primarily from gains on deferred compensation plan investments.

Provision for income taxes was $1.8 million for the quarter ended March 28, 2018 compared to $4.7 million for the quarter ended March 29, 2017. The effective tax rate was 15.8% compared to 36.2%. The 2018 period was impacted by the Tax Act. In addition, the 2018 period benefited from a 4.7% discrete item relating to share-based compensation. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. We expect the 2018 fiscal year effective tax rate to be between 16% and 19%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $9.8 million for the quarter ended March 28, 2018 compared with $8.4 million for the quarter ended March 29, 2017.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Net cash provided by operating activities	$3,450	$8,021
Net cash used in investing activities	(13,637)	(6,963)
Net provided by cash (used in) financing activities	9,123	(1,910)
Decrease in cash and cash equivalents	$(1,064)	$(852)

Net cash flows provided by operating activities were $3.5 million for the quarter ended March 28, 2018 compared to $8.0 million for the quarter ended March 29, 2017. The decrease in cash flows provided by operating activities was primarily due to the reduction in payables during the quarter ended March 28, 2018. We believe that our estimated cash flows from operations for 2018, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $13.6 million for the quarter ended March 28, 2018. These cash flows were primarily comprised of capital expenditures of $4.1 million, acquisitions of restaurants of $8.4 million and note receivable issuances of $1.9 million. Cash flows for acquisitions included $7.9 million for the acquisition of five franchised restaurants and $0.5 million related to a prior year acquisition. Net cash flows used in investing activities were $7.0 million for the quarter ended March 29, 2017. These cash flows were primarily comprised of capital expenditures of $3.0 million, acquisitions of restaurants and real estate of $3.8 million and note receivable issuances of $1.0 million. Cash flows for acquisitions included $2.4 million of real estate associated with relocating a high-performing company restaurant due to the impending loss of property control and $1.4 million for the reacquisition of three franchised restaurants.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 28, 2018	March 29, 2017
	(In thousands)
Facilities	$2,208	$1,767
New construction	205	109
Remodeling	126	230
Information technology	215	86
Other	1,394	825
Capital expenditures (excluding acquisitions)	$4,148	$3,017

Capital expenditures and acquisitions for fiscal 2018 are expected to be approximately $33 to $35 million, including the above mentioned acquisition of franchised restaurants, a planned company restaurant opening later in the year, remodels from recent franchise acquisitions, restaurant offsets and on-going maintenance capital.

Cash flows provided by financing activities were $9.1 million for the quarter ended March 28, 2018, which included net long-term debt borrowings of $22.2 million, partially offset by cash payments for stock repurchases of $15.7 million. Cash flows used in financing activities were $1.9 million for the quarter ended March 29, 2017, which included cash payments for stock repurchases of $11.7 million, partially offset by net long-term debt borrowings of $10.7 million.

Our working capital deficit was $44.7 million at March 28, 2018 compared to $53.6 million at December 27, 2017. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation and accrued advertising during the quarter ended March 28, 2018. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 28, 2018, we had outstanding revolver loans of $282.0 million and outstanding letters of credit under the senior secured revolver of $21.2 million. These balances resulted in availability of $96.8 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.76% as of March 28, 2018. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.53% as of March 28, 2018.

A commitment fee is paid on the unused portion of the credit facility and was 0.30% as of March 28, 2018. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of March 28, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 28, 2018.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of March 28, 2018 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
April 30, 2013	March 31, 2015	March 29, 2018	$120,000		1.13%
March 20, 2015	March 29, 2018	March 31, 2025	120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 28, 2020 until they reach the maximum notional amount of $425.0 million on September 26, 2029.

As of March 28, 2018, the fair value of the interest rate swaps was a net liability of $6.4 million, which is comprised of assets of $1.7 million recorded as a component of other noncurrent assets and liabilities of $8.1 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Contractual Obligations

Other than the items discussed below, there have been no material changes in our total obligations during the quarter ended March 28, 2018 outside of the normal course of our business. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 27, 2017 for information concerning other future contractual obligations and commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$282,000	$—	$—	$282,000	$—
Interest obligations (a)	54,698	11,934	23,868	18,896	—
Total	$336,698	$11,934	$23,868	$300,896	$—

(a)
Interest obligations represent payments related to our long-term debt outstanding at March 28, 2018. For long-term debt with variable rates, we have used the rate applicable at March 28, 2018 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 28, 2018, interest rate swaps effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 48% of total debt. The current swap terminated on March 29, 2018 and two new swaps became effective. These swaps increase our ratio of fixed rate debt to approximately 64% of total debt. We expect to reclassify approximately $1.0 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 8, 9 and 15 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Based on the levels of borrowings under the credit facility at March 28, 2018, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.1 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at March 28, 2018, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

During the first quarter of 2018, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 606, Revenue from Contracts with Customers. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 16 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 28, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 28, 2017 - January 24, 2018	281	$14.46	281	$192,249
January 25, 2018 - February 21, 2018	291	14.92	291	$187,898
February 22, 2018 - March 28, 2018	500	15.52	500	$180,127
Total	1,072	$15.08	1,072

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 28, 2018, we purchased 1,071,910 shares of our common stock for an aggregate consideration of approximately $16.2 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers).

10.2	2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting).

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 4, 2018	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 4, 2018	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller