Form 10-Q
period 2018-06-27
DENNYS CORP
filed 2018-07-31
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2018

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
Yes  ☐  No  ☑

 As of July 25, 2018, 63,386,252 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2018	December 27, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,750	$4,983
Receivables, net	18,975	21,384
Inventories	3,096	3,134
Prepaid and other current assets	12,040	11,788
Total current assets	37,861	41,289
Property, net of accumulated depreciation of $245,733 and $243,325, respectively	142,645	139,856
Goodwill	39,843	38,269
Intangible assets, net	60,851	57,109
Deferred financing costs, net	2,638	2,942
Deferred income taxes	19,333	16,945
Other noncurrent assets	31,388	27,372
Total assets	$334,559	$323,782

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,092	$3,168
Accounts payable	26,095	32,487
Other current liabilities	53,218	59,246
Total current liabilities	82,405	94,901
Long-term liabilities:
Long-term debt, less current maturities	282,000	259,000
Capital lease obligations, less current maturities	27,945	27,054
Liability for insurance claims, less current portion	12,255	12,236
Other noncurrent liabilities	47,831	27,951
Total long-term liabilities	370,031	326,241
Total liabilities	452,436	421,142

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; June 27, 2018: 108,470 shares issued and 63,456 shares outstanding; December 27, 2017: 107,740 shares issued and 64,589 shares outstanding	$1,084	$1,077
Paid-in capital	596,248	594,166
Deficit	(328,722)	(334,661)
Accumulated other comprehensive loss, net of tax	(2,017)	(2,316)
Shareholders’ equity before treasury stock	266,593	258,266
Treasury stock, at cost, 45,014 and 43,151 shares, respectively	(384,470)	(355,626)
Total shareholders' deficit	(117,877)	(97,360)
Total liabilities and shareholders' deficit	$334,559	$323,782

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$102,741	$98,355	$203,934	$192,134
Franchise and license revenue	54,593	35,021	108,673	69,152
Total operating revenue	157,334	133,376	312,607	261,286
Costs of company restaurant sales:
Product costs	25,054	24,769	49,989	47,902
Payroll and benefits	41,065	38,492	82,291	75,889
Occupancy	5,435	5,503	11,082	10,237
Other operating expenses	15,021	12,933	30,071	25,504
Total costs of company restaurant sales	86,575	81,697	173,433	159,532
Costs of franchise and license revenue	29,049	10,244	57,605	19,990
General and administrative expenses	15,597	16,581	32,157	34,090
Depreciation and amortization	6,691	5,799	13,205	11,535
Operating (gains), losses and other charges, net	462	2,046	822	2,829
Total operating costs and expenses, net	138,374	116,367	277,222	227,976
Operating income	18,960	17,009	35,385	33,310
Interest expense, net	5,385	3,740	10,010	7,281
Other nonoperating income, net	(629)	(410)	(417)	(767)
Net income before income taxes	14,204	13,679	25,792	26,796
Provision for income taxes	2,578	4,930	4,407	9,674
Net income	$11,626	$8,749	$21,385	$17,122

Basic net income per share	$0.18	$0.13	$0.33	$0.24
Diluted net income per share	$0.18	$0.12	$0.32	$0.24

Basic weighted average shares outstanding	63,644	69,407	64,038	70,205
Diluted weighted average shares outstanding	66,128	71,661	66,552	72,459

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Net income	$11,626	$8,749	$21,385	$17,122
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $7, $9, $13 and $18, respectively	21	14	43	28
Recognition of unrealized loss on hedge transactions, net of tax of $1,175, $(985), $90 and $(1,382), respectively	3,369	(1,544)	256	(2,167)
Other comprehensive income (loss)	3,390	(1,530)	299	(2,139)
Total comprehensive income	$15,016	$7,219	$21,684	$14,983

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	21,385	—	21,385
Other comprehensive loss	—	—	—	—	—	—	299	299
Share-based compensation on equity classified awards	—	—	—	—	1,076	—	—	1,076
Purchase of treasury stock	—	—	(1,863)	(28,844)	—	—	—	(28,844)
Issuance of common stock for share-based compensation	444	4	—	—	(4)	—	—	—
Exercise of common stock options	286	3	—	—	1,010	—	—	1,013
Balance, June 27, 2018	108,470	$1,084	(45,014)	$(384,470)	$596,248	$(328,722)	$(2,017)	$(117,877)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 27, 2018	June 28, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$21,385	$17,122
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,205	11,535
Operating (gains), losses and other charges, net	822	2,829
Amortization of deferred financing costs	303	297
(Gain) loss on early extinguishments of debt and leases	(161)	68
Deferred income tax expense	2,896	6,291
Share-based compensation	2,561	4,053
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,323	3,741
Inventories	38	(1)
Other current assets	(253)	3,587
Other assets	(445)	(3,869)
Increase (decrease) in liabilities:
Accounts payable	(7,280)	(1,986)
Accrued salaries and vacations	(2,029)	(9,692)
Accrued taxes	428	276
Other accrued liabilities	(6,352)	(365)
Other noncurrent liabilities	(1,345)	(1,068)
Net cash flows provided by operating activities	26,096	32,818
Cash flows from investing activities:
Capital expenditures	(9,512)	(8,208)
Acquisition of restaurants and real estate	(10,416)	(6,871)
Proceeds from disposition of property	4	1,032
Collections on notes receivable	1,921	3,186
Issuance of notes receivable	(2,455)	(1,825)
Net cash flows used in investing activities	(20,458)	(12,686)
Cash flows from financing activities:
Revolver borrowings	66,500	58,500
Revolver payments	(43,500)	(42,000)
Long-term debt payments	(1,643)	(1,633)
Proceeds from exercise of stock options	1,013	135
Tax withholding on share-based payments	(1,696)	—
Purchase of treasury stock	(28,964)	(35,629)
Net bank overdrafts	1,419	(429)
Net cash flows used in financing activities	(6,871)	(21,056)
Decrease in cash and cash equivalents	(1,233)	(924)
Cash and cash equivalents at beginning of period	4,983	2,592
Cash and cash equivalents at end of period	$3,750	$1,668

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 27, 2018, the Denny's brand consisted of 1,720 restaurants, 1,540 of which were franchised/licensed restaurants and 180 of which were company operated.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. We elected to apply the modified retrospective method of adoption to those contracts which were not completed as of December 28, 2017. In doing so, we applied the practical expedient to aggregate all contract modifications that occurred before December 28, 2017 in determining the satisfied and unsatisfied performance obligations, the transaction price and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.” Our transition to Topic 606 represents a change in accounting principle. See Note 3 for further information about our transition to Topic 606 and the newly required disclosures.

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

Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which provides guidance for accounting for leases. The new guidance requires companies to recognize a right-of-use asset and a lease liability for all operating and capital (financing) leases with lease terms greater than 12 months. The FASB has subsequently amended this guidance by issuing ASU 2018-10 in July 2018 to provide clarification and further guidance around areas identified as potential implementation issues. Both standards are effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach.

The adoption of ASU 2016-02 will have a material impact on our Consolidated Balance Sheets resulting from the recognition of operating lease right-of-use assets and liabilities. Although the new guidance is also expected to impact the measurement and presentation of certain expenses and cash flows related to leasing arrangements, we do not believe there will be a material impact to our Consolidated Statements of Income or Consolidated Statements of Cash Flows. We do not expect the recognition of the additional operating lease liabilities will impact any credit facility debt covenants as these liabilities are not considered to be debt.

We have decided to elect the package of practical expedients that do not require us to reassess whether existing contracts are or contain leases, lease classification or initial direct costs. In addition, we have decided not to elect the hindsight practical expedient which would allow us to reassess lease terms and impairment of the right-to-use assets. We have completed the implementation of a new lease management system in preparation for adoption and continue to assess the impact that the new guidance will have on our financial statements and related disclosures.

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

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017 (1)	June 27, 2018	June 28, 2017 (1)
	(Dollars in thousands)
Company restaurant sales	$102,741	$98,355	$203,934	$192,134
Franchise and license revenue:
Royalties	25,192	25,338	50,357	49,882
Advertising revenue	19,530	—	38,840	—
Initial and other fees	1,810	588	3,227	1,072
Occupancy revenue	8,061	9,095	16,249	18,198
Franchise and license revenue	54,593	35,021	108,673	69,152
Total operating revenue	$157,334	$133,376	$312,607	$261,286

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

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
Financial Statement Impact of Adoption
The following tables summarize the impact of adopting Topic 606 on our financial statement line items as of June 27, 2018 and for the quarter and two quarters ended June 27, 2018.

	Quarter ended June 27, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Prepaid and other current assets	$12,040	$509	$12,549
Deferred income taxes	19,333	(5,141)	14,192
Other current liabilities	53,218	(1,230)	51,988
Other noncurrent liabilities	47,831	(18,138)	29,693
Deficit	(328,722)	14,736	(313,986)

	Quarter ended June 27, 2018			Two quarters ended June 27, 2018
Consolidated Statement of Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands, except per share amounts)
Franchise and license revenue	$54,593	$(20,949)	$33,644	$108,673	$(41,256)	$67,417
Costs of franchise and license revenue	29,049	(20,535)	8,514	57,605	(40,299)	17,306
Provision for income taxes	2,578	(107)	2,471	4,407	(247)	4,160
Net income	11,626	(307)	11,319	21,385	(710)	20,675
Basic net income per share	$0.18	$0.00	$0.18	$0.33	$(0.01)	$0.32
Diluted net income per share	$0.18	$(0.01)	$0.17	$0.32	$(0.01)	$0.31

	Quarter ended June 27, 2018			Two quarters ended June 27, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$11,626	$(307)	$11,319	$21,385	$(710)	$20,675
Total comprehensive income	15,016	(307)	14,709	21,684	(710)	20,974

	Two quarters ended June 27, 2018
Consolidated Statement of Cash Flow	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$21,385	$(710)	$20,675
Deferred income tax expense	2,896	(247)	2,649
Changes in assets and liabilities:
Other current assets	(253)	(509)	(762)
Other accrued liabilities	(6,352)	851	(5,501)
Other noncurrent liabilities	(1,345)	615	(730)
Net cash flows provided by operating activities	26,096	—	26,096

The following significant changes impacted our financial statement line items as of June 27, 2018 and for the quarter and two quarters ended June 27, 2018:

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

•
We recognized franchise and license revenue and costs of franchise and license revenue of $19.5 million for the quarter and $38.8 million year-to-date resulting from the recording of advertising revenues and expenditures on a gross basis under Topic 606 versus recording these amounts on a net basis under Topic 605.

•
We recognized additional franchise and license revenue of $0.4 million for the quarter and $1.0 million year-to-date under Topic 606 than we would have recognized under Topic 605, resulting from the timing of recognition of initial franchise fees.

•
We recognized franchise and license revenue and costs of franchise and license revenue of $1.0 million for the quarter and $1.5 million year-to-date resulting from the recording of other franchise services fees on a gross basis under Topic 606 versus recording these amount on a net basis under Topic 605.

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

(In thousands)
Balance, December 27, 2017	$1,643
Cumulative effect adjustment recognized upon adoption of Topic 606	20,976
Fees received from franchisees	521
Revenue recognized (1)	(1,710)
Balance, June 27, 2018	21,430
Less current portion included in other current liabilities	3,292
Deferred franchise revenue included in other noncurrent liabilities	$18,138

(1) Of this amount $1.7 million was included in either the deferred franchise revenue balance as of December 27, 2017 or the cumulative effect adjustment.

As of June 27, 2018, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2018	$1,093
2019	2,107
2020	1,983
2021	1,773
2022	1,665
Thereafter	11,360
Development agreements and unopened restaurants	1,449
Deferred franchise revenue	$21,430

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. We recognize gift card revenue when a gift card is redeemed in one of our company restaurants. Gift card breakage is recognized proportionally as redemptions occur. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 27, 2018 and December 27, 2017 was $4.5 million and $6.5 million, respectively. During the two quarters ended June 27, 2018, we recognized revenue of $1.1 million from gift card redemptions at company restaurants.

Note 4.     Receivables

Receivables were comprised of the following:

	June 27, 2018	December 27, 2017
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$10,060	$10,688
Financing receivables from franchisees	4,046	5,084
Vendor receivables	2,003	3,256
Credit card receivables	1,458	1,870
Other	1,835	762
Allowance for doubtful accounts	(427)	(276)
Total receivables, net	$18,975	$21,384

Other noncurrent assets:
Financing receivables from franchisees	$1,329	$427

During the two quarters ended June 27, 2018, we recorded an allowance for doubtful accounts of $0.2 million of financing receivables from a franchisee.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 27, 2017	$38,269
Additions related to acquisition	1,574
Balance, June 27, 2018	$39,843

Other intangible assets were comprised of the following:

	June 27, 2018		December 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,082	$—	$44,080	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	20,672	4,069	15,252	2,389
Intangible assets	$64,920	$4,069	$59,498	$2,389

During the two quarters ended June 27, 2018, we acquired six franchised restaurants for $8.1 million, of which $5.4 million was allocated to reacquired franchise rights, $1.1 million to property and $1.6 million to goodwill. In addition, we recorded $2.4 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 27, 2018	December 27, 2017
	(In thousands)
Accrued payroll	$19,022	$20,998
Accrued insurance, primarily current portion of liability for insurance claims	7,194	6,922
Accrued taxes	7,812	7,384
Accrued advertising	4,614	8,417
Gift cards	4,463	6,480
Other	10,113	9,045
Other current liabilities	$53,218	$59,246

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Software implementation costs	—	1,544	$—	$3,668
(Gains) losses on sales of assets and other, net	(27)	205	(64)	(1,235)
Restructuring charges and exit costs	408	297	768	396
Impairment charges	81	—	118	—
Operating (gains), losses and other charges, net	$462	$2,046	$822	$2,829

Software implementation costs of $3.7 million for the two quarters ended June 28, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.2 million for the two quarters ended June 28, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Exit costs	$275	$295	$299	$326
Severance and other restructuring charges	133	2	469	70
Total restructuring charges and exit costs	$408	$297	$768	$396

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 27, 2017	$1,180
Exit costs (1)	299
Payments, net of sublease receipts	(316)
Interest accretion	40
Balance, June 27, 2018	1,203
Less current portion included in other current liabilities	519
Long-term portion included in other noncurrent liabilities	$684

(1)	Included as a component of operating (gains), losses and other charges, net.

As of June 27, 2018 and December 27, 2017, we had accrued severance and other restructuring charges of $0.2 million and less than $0.1 million, respectively. The balance as of June 27, 2018 is expected to be paid during the next 12 months.

Note 8.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 27, 2018:
Deferred compensation plan investments (1)	$12,679	$12,679	$—	$—	market approach
Interest rate swaps, net (2)	(1,841)	—	(1,841)	—	income approach
Total	$10,838	$12,679	$(1,841)	$—

Fair value measurements as of December 27, 2017:
Deferred compensation plan investments (1)	$12,663	$12,663	$—	$—	market approach
Interest rate swaps, net (2)	(2,187)	—	(2,187)	—	income approach
Total	$10,476	$12,663	$(2,187)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 9 for details on the interest rate swaps.

Note 9.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of June 27, 2018, we had outstanding revolver loans of $282.0 million and outstanding letters of credit under the senior secured revolver of $20.8 million. These balances resulted in availability of $97.2 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.30% and 3.42% as of June 27, 2018 and December 27, 2017, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.57% and 3.32% as of June 27, 2018 and December 27, 2017, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.35% as of June 27, 2018. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 225 basis points as of June 27, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 27, 2018.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of June 27, 2018 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of June 27, 2018, the fair value of the interest rate swaps was a net liability of $1.8 million, which is comprised of assets of $3.3 million recorded as a component of other noncurrent assets and liabilities of $5.2 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Performance share awards	$942	$1,904	$2,020	$3,844
Restricted stock units for board members	269	176	541	209
Total share-based compensation	$1,211	$2,080	$2,561	$4,053

Performance Share Units

During the two quarters ended June 27, 2018, we granted certain employees approximately 0.2 million performance share units that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based performance share units contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $18.17 per share. The performance share units based on the Adjusted EPS growth rate have a grant date fair value of $15.93 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 26, 2018. The performance period for these performance share units is the three year fiscal period beginning December 28, 2017 and ending December 30, 2020. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the two quarters ended June 27, 2018, we issued 0.2 million shares of common stock related to vested performance share units. In addition 0.3 million shares of common stock were deferred and 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of June 27, 2018, we had approximately $11.7 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units for Board Members

During the two quarters ended June 27, 2018, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $15.49 per unit to non-employee members of our Board of Directors. The deferred stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the two quarters ended June 27, 2018, 0.2 million deferred stock units were converted into shares of common stock. As of June 27, 2018, we had approximately $0.8 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 11.     Income Taxes

The effective income tax rate was 18.1% for the quarter ended June 27, 2018 and 17.1% for the two quarters ended June 27, 2018 compared to 36.0% and 36.1%, respectively, for the prior year periods. The 2018 periods were impacted by the Tax Act. In addition, the 2018 quarterly and year-to-date rates benefited from a discrete item relating to share-based compensation of 5.2% and 4.6%, respectively. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands, except for per share amounts)
Net income	$11,626	$8,749	$21,385	$17,122

Weighted average shares outstanding - basic	63,644	69,407	64,038	70,205
Effect of dilutive share-based compensation awards	2,484	2,254	2,514	2,254
Weighted average shares outstanding - diluted	66,128	71,661	66,552	72,459

Basic net income per share	$0.18	$0.13	$0.33	$0.24
Diluted net income per share	$0.18	$0.12	$0.32	$0.24

Anti-dilutive share-based compensation awards	1	606	1	606

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 27, 2018	June 28, 2017
	(In thousands)
Income taxes paid, net	$1,495	$2,668
Interest paid	$9,224	$6,718

Noncash investing and financing activities:
Insurance proceeds receivable	$282	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,619	$4,961
Execution of capital leases	$2,484	$4,225
Treasury stock payable	$—	$1,394
Notes received in connection with disposition of property	$—	$1,750

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

During the two quarters ended June 27, 2018, we repurchased 1.9 million shares of our common stock for approximately $28.8 million. This brings the total amount repurchased under the current repurchase program to 2.1 million shares of our common stock for approximately $32.5 million, leaving approximately $167.5 million that can be used to repurchase our common stock under this program as of June 27, 2018. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Amortization of net loss (1)	56	—	56
Net change in fair value of derivatives	—	260	260
Reclassification of derivatives to interest expense, net (2)	—	86	86
Income tax (expense) benefit related to items of other comprehensive loss	(13)	(90)	(103)
Balance as of June 27, 2018	$(939)	$(1,078)	$(2,017)

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended June 27, 2018.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. We expect to make payments to the counterparty and reclassify approximately $0.8 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 27, 2018, no events had occurred that caused us to make payments under these guarantees. There were $4.2 million and $5.1 million of loans outstanding under these programs as of June 27, 2018 and December 27, 2017, respectively. As of June 27, 2018, the maximum amount payable under the loan guarantees was $1.1 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both June 27, 2018 and December 27, 2017, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

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

	Quarter Ended				Two Quarters Ended
	June 27, 2018		June 28, 2017		June 27, 2018		June 28, 2017
	(Dollars in thousands)
Revenue:
Company restaurant sales	$102,741	65.3%	$98,355	73.7%	$203,934	65.2%	$192,134	73.5%
Franchise and license revenue	54,593	34.7%	35,021	26.3%	108,673	34.8%	69,152	26.5%
Total operating revenue	157,334	100.0%	133,376	100.0%	312,607	100.0%	261,286	100.0%
Costs of company restaurant sales (a):
Product costs	25,054	24.4%	24,769	25.2%	49,989	24.5%	47,902	24.9%
Payroll and benefits	41,065	40.0%	38,492	39.1%	82,291	40.4%	75,889	39.5%
Occupancy	5,435	5.3%	5,503	5.6%	11,082	5.4%	10,237	5.3%
Other operating expenses	15,021	14.6%	12,933	13.1%	30,071	14.7%	25,504	13.3%
Total costs of company restaurant sales	86,575	84.3%	81,697	83.1%	173,433	85.0%	159,532	83.0%
Costs of franchise and license revenue (a)	29,049	53.2%	10,244	29.3%	57,605	53.0%	19,990	28.9%
General and administrative expenses	15,597	9.9%	16,581	12.4%	32,157	10.3%	34,090	13.0%
Depreciation and amortization	6,691	4.3%	5,799	4.3%	13,205	4.2%	11,535	4.4%
Operating (gains), losses and other charges, net	462	0.3%	2,046	1.5%	822	0.3%	2,829	1.1%
Total operating costs and expenses, net	138,374	87.9%	116,367	87.2%	277,222	88.7%	227,976	87.3%
Operating income	18,960	12.1%	17,009	12.8%	35,385	11.3%	33,310	12.7%
Interest expense, net	5,385	3.4%	3,740	2.8%	10,010	3.2%	7,281	2.8%
Other nonoperating income, net	(629)	(0.4)%	(410)	(0.3)%	(417)	(0.1)%	(767)	(0.3)%
Net income before income taxes	14,204	9.0%	13,679	10.3%	25,792	8.3%	26,796	10.3%
Provision for income taxes	2,578	1.6%	4,930	3.7%	4,407	1.4%	9,674	3.7%
Net income	$11,626	7.4%	$8,749	6.6%	$21,385	6.8%	$17,122	6.6%

Other Data:
Company average unit sales	$570		$576		$1,135		$1,129
Franchise average unit sales	$402		$400		$798		$785
Company equivalent units (b)	180		171		179		170
Franchise equivalent units (b)	1,543		1,559		1,543		1,560
Company same-store sales increase (decrease) (c)(d)	(0.1)%		2.7%		1.5%		0.6%
Domestic franchise same-store sales increase (decrease) (c)(d)	(0.8)%		2.6%		0.2%		0.8%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2018 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Company restaurants, beginning of period	182	172	178	169
Units opened	—	1	—	1
Units acquired from franchisees	1	3	6	6
Units sold to franchisees	—	(4)	—	(4)
Units closed	(3)	—	(4)	—
End of period	180	172	180	172

Franchised and licensed restaurants, beginning of period	1,542	1,559	1,557	1,564
Units opened	8	7	18	15
Units purchased from Company	—	4	—	4
Units acquired by Company	(1)	(3)	(6)	(6)
Units closed	(9)	(15)	(29)	(25)
End of period	1,540	1,552	1,540	1,552
Total restaurants, end of period	1,720	1,724	1,720	1,724

Company Restaurant Operations

During the quarter ended June 27, 2018, company restaurant sales increased $4.4 million, or 4.5%, primarily resulting from a nine equivalent unit increase in company restaurants as compared to the prior year period. During the two quarters ended June 27, 2018, company restaurant sales increased $11.8 million, or 6.1%, primarily resulting from a nine equivalent unit increase in company restaurants as compared to the prior year period and a 1.5% increase in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 84.3% for the quarter and 85.0% year-to-date from 83.1% and 83.0%, respectively, in the prior year periods.

Product costs were 24.4% for the quarter and 24.5% year-to-date compared to 25.2% and 24.9%, respectively, for the prior year periods. The decreases were primarily due to leverage gained from increased pricing, partially offset by higher commodity costs.

Payroll and benefits were 40.0% for the quarter and 40.4% year-to-date compared to 39.1% and 39.5%, respectively, in the prior year periods. The increases for both the quarter and year-to-date periods were primarily due to minimum wage increases.

Occupancy costs were 5.3% for the quarter and 5.4% year-to-date compared to 5.6% and 5.3%, respectively, for the prior year period. The decrease for the quarter was primarily due to decreases in rent and property taxes as a percent of sales and decreases in general liability insurance costs. The year-to-date increase was primarily related to increases in general liability insurance costs, as the prior year included $0.4 million in favorable claims development.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 27, 2018		June 28, 2017		June 27, 2018		June 28, 2017
	(Dollars in thousands)
Utilities	$3,359	3.3%	$3,053	3.1%	$6,764	3.3%	$6,106	3.2%
Repairs and maintenance	1,887	1.8%	1,667	1.7%	3,777	1.9%	3,330	1.7%
Marketing	3,711	3.6%	3,621	3.7%	7,476	3.7%	7,242	3.8%
Other direct costs	6,064	5.9%	4,592	4.7%	12,054	5.9%	8,826	4.6%
Other operating expenses	$15,021	14.6%	$12,933	13.1%	$30,071	14.7%	$25,504	13.3%

The increase in other direct costs was primarily related to increased third party delivery fees related to Denny's On Demand of $0.7 million for the quarter and $1.4 million year-to-date.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 27, 2018		June 28, 2017		June 27, 2018		June 28, 2017
	(Dollars in thousands)
Royalties	$25,192	46.1%	$25,338	72.4%	$50,357	46.3%	$49,882	72.1%
Advertising revenue	19,530	35.8%	—	—%	38,840	35.7%	—	—%
Initial and other fees	1,810	3.3%	588	1.7%	3,227	3.0%	1,072	1.6%
Occupancy revenue	8,061	14.8%	9,095	26.0%	16,249	15.0%	18,198	26.3%
Franchise and license revenue	$54,593	100.0%	$35,021	100.0%	$108,673	100.0%	$69,152	100.0%

Advertising costs	$19,530	35.8%	$588	1.7%	$38,840	35.7%	$1,113	1.6%
Occupancy costs	$5,645	10.3%	$6,571	18.8%	$11,474	10.6%	$13,077	18.9%
Other direct costs	3,874	7.1%	3,085	8.8%	7,291	6.7%	5,800	8.4%
Costs of franchise and license revenue	$29,049	53.2%	$10,244	29.3%	$57,605	53.0%	$19,990	28.9%

During the quarter ended June 27, 2018, royalties decreased $0.1 million, or 0.6%, primarily resulting from a 0.8% decrease in domestic same-store sales and a 16 equivalent unit decrease in franchised and licensed restaurants. During the two quarters ended June 27, 2018, royalties increased $0.5 million, or 1.0%, primarily resulting from a higher average royalty rate as compared to the prior year period, partially offset by a 17 equivalent unit decrease in franchised and licensed restaurants.

The increases in initial and other fees and advertising revenue primarily resulted from the implementation of Topic 606 related to revenue recognition. We recognized additional franchise and license revenue of $0.4 million for the quarter and $1.0 million year-to-date, resulting from the timing of recognition of initial franchise fees under the new guidance. In addition, we recognized other franchise fees of $1.0 million for the quarter and $1.5 million year-to-date resulting from the recording of other franchise services fees on a gross basis under the new guidance versus recording these amounts on a net basis as previously presented. Advertising revenue and costs are also now required to be presented on a gross basis, instead of a net basis as previously presented. The decrease in occupancy revenue of $1.0 million, or 11.4%, for the quarter and $1.9 million, or 10.7%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue increased $18.8 million, or 183.6%, for the quarter and $37.6 million, or 188.2%, year-to-date. These increases were primarily related to the increase in advertising costs related to the implementation of Topic 606, as advertising revenue is no longer netted with advertising expense. Occupancy costs decreased $0.9 million, or 14.1%, for the quarter and $1.6 million, or 12.3%, year-to-date primarily resulting from lease expirations. The increase in other direct costs primarily related to the implementation of Topic 606, as certain other franchise expenses are no longer netted with the related fees received from franchisees. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 53.2% for the quarter from 29.3% for the prior year quarter and 53.0% year-to-date from 28.9% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Share-based compensation	$1,211	$2,080	$2,561	$4,053
Other general and administrative expenses	14,386	14,501	29,596	30,037
Total general and administrative expenses	$15,597	$16,581	$32,157	$34,090

Share-based compensation decreased $0.9 million for the quarter and $1.5 million year-to-date primarily resulting from decreases in the expected performance of certain share-based compensation awards. Other general and administrative expenses decreased by $0.1 million for the quarter and $0.4 million year-to-date. The decreases for the quarter and year-to-date periods primarily resulted from market valuation changes in our non-qualified deferred compensation plan liabilities. Offsetting losses on the underlying deferred compensation plan investments are included as a component of other non-operating income, net.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Depreciation of property and equipment	$4,591	$4,233	$9,071	$8,450
Amortization of capital lease assets	1,018	996	2,089	1,990
Amortization of intangible and other assets	1,082	570	2,045	1,095
Total depreciation and amortization expense	$6,691	$5,799	$13,205	$11,535

The increase in amortization of intangible and other assets was primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Software implementation costs	—	1,544	—	3,668
(Gains) losses on sales of assets and other, net	(27)	205	(64)	(1,235)
Restructuring charges and exit costs	408	297	768	396
Impairment charges	81	—	118	—
Operating (gains), losses and other charges, net	$462	$2,046	$822	$2,829

Software implementation costs of $3.7 million for the two quarters ended June 28, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.2 million for the two quarters ended June 28, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Exit costs	$275	$295	$299	$326
Severance and other restructuring charges	133	2	469	70
Total restructuring and exit costs	$408	$297	$768	$396

Operating income was $19.0 million for the quarter and $35.4 million year-to-date compared to $17.0 million and $33.3 million, respectively, for the prior year periods.

Interest expense, net was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
	(In thousands)
Interest on credit facilities	$3,021	$1,757	$5,611	$3,255
Interest on interest rate swaps	226	38	86	146
Interest on capital lease liabilities	1,570	1,423	3,174	2,816
Letters of credit and other fees	338	303	658	583
Interest income	(49)	(49)	(78)	(64)
Total cash interest	5,106	3,472	9,451	6,736
Amortization of deferred financing costs	151	149	303	297
Interest accretion on other liabilities	128	119	256	248
Total interest expense, net	$5,385	$3,740	$10,010	$7,281

Interest expense, net increased by $1.6 million for the quarter and $2.7 million year-to-date primarily due to increases in the balance of our credit facility and related interest rates.

Other nonoperating income, net was $0.6 million for the quarter and $0.4 million year-to-date compared to $0.4 million and $0.8 million, respectively, for the prior year periods. The income for the 2018 periods related to positive valuation adjustments on our self-insured insurance liabilities, which resulted from an increased discount rate, gains on lease terminations and gains on deferred compensation plan investments. The income for the 2017 periods primarily resulted from gains on deferred compensation plan investments.

Provision for income taxes was $2.6 million for the quarter and $4.4 million year-to-date compared to $4.9 million and $9.7 million, respectively, for the prior year periods. The effective tax rate was 18.1% for the quarter and 17.1% year-to-date compared to 36.0% and 36.1%, respectively, for the prior year periods. The 2018 periods were impacted by the Tax Act. In addition, the 2018 quarterly and year-to-date rates benefited from a discrete item relating to share-based compensation of 5.2% and 4.6%, respectively. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. We expect the 2018 fiscal year effective tax rate to be between 16% and 19%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $11.6 million for the quarter and $21.4 million year-to-date compared with $8.7 million and $17.1 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 27, 2018	June 28, 2017
	(In thousands)
Net cash provided by operating activities	$26,096	$32,818
Net cash used in investing activities	(20,458)	(12,686)
Net cash used in financing activities	(6,871)	(21,056)
Decrease in cash and cash equivalents	$(1,233)	$(924)

Net cash flows provided by operating activities were $26.1 million for the two quarters ended June 27, 2018 compared to $32.8 million for the two quarters ended June 28, 2017. The decrease in cash flows provided by operating activities was primarily due to the reduction in payables and accruals during the two quarters ended June 27, 2018. We believe that our estimated cash flows from operations for 2018, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $20.5 million for the two quarters ended June 27, 2018. These cash flows were primarily comprised of capital expenditures of $9.5 million, acquisitions of restaurants and real estate of $10.4 million and note receivable issuances of $2.5 million. Cash flows for acquisitions included $8.1 million for the acquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition. Net cash flows used in investing activities were $12.7 million for the two quarters ended June 28, 2017. These cash flows were primarily comprised of capital expenditures of $8.2 million and acquisitions of restaurants and real estate of $6.9 million. Cash flows for acquisitions in the prior year included $2.4 million of real estate associated with relocating a high-performing company restaurant due to the impending loss of property control and $4.5 million for the reacquisition of six franchised restaurants.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 27, 2018	June 28, 2017
	(In thousands)
Facilities	$4,462	$3,605
New construction	808	2,400
Remodeling	865	884
Information technology	1,336	221
Other	2,041	1,098
Capital expenditures (excluding acquisitions)	$9,512	$8,208

Capital expenditures and acquisitions for fiscal 2018 are expected to be approximately $33 to $35 million, including the above mentioned acquisition of franchised restaurants, a planned company restaurant opening later in the year, remodels from recent franchise acquisitions, restaurant offsets and on-going maintenance capital.

Cash flows used in financing activities were $6.9 million for the two quarters ended June 27, 2018, which included cash payments for stock repurchases of $29.0 million, partially offset by net long-term debt borrowings of $21.4 million. Cash flows used in financing activities were $21.1 million for the two quarters ended June 28, 2017, which included cash payments for stock repurchases of $35.6 million, partially offset by net long-term debt borrowings of $14.9 million.

Our working capital deficit was $44.5 million at June 27, 2018 compared to $53.6 million at December 27, 2017. The decrease in working capital deficit was primarily related to reduction of payables, accrued advertising and gift cards during the two quarters ended June 27, 2018. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of June 27, 2018, we had outstanding revolver loans of $282.0 million and outstanding letters of credit under the senior secured revolver of $20.8 million. These balances resulted in availability of $97.2 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.30% as of June 27, 2018. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.57% as of June 27, 2018.

A commitment fee is paid on the unused portion of the credit facility and was 0.35% as of June 27, 2018. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 225 basis points as of June 27, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 27, 2018.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of June 27, 2018 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 28, 2020 until they reach the maximum notional amount of $425.0 million on September 26, 2029.

As of June 27, 2018, the fair value of the interest rate swaps was a net liability of $1.8 million, which is comprised of assets of $3.3 million recorded as a component of other noncurrent assets and liabilities of $5.2 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 27, 2018, the previous interest rate swap terminated and two new swaps became effective. As of June 27, 2018, interest rate swaps effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 64% of total debt. We expect to reclassify approximately $0.8 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 8, 9 and 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 27, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 29, 2018 - April 25, 2018	380	$16.24	380	$173,950
April 26, 2018 - May 23, 2018	275	15.92	275	$169,567
May 24, 2018 - June 27, 2018	136	15.39	136	$167,469
Total	791	$15.98	791

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 27, 2018, we purchased 791,119 shares of our common stock for an aggregate consideration of approximately $12.7 million pursuant to the share repurchase program.

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

DENNY'S CORPORATION

Date:	July 30, 2018	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	July 30, 2018	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller