Form 10-Q
period 2018-09-26
DENNYS CORP
filed 2018-10-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2018

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
Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐  No  ☑

 As of October 24, 2018, 62,587,274 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2018	December 27, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,871	$4,983
Investments	1,709	—
Receivables, net	17,186	21,384
Inventories	3,051	3,134
Assets held for sale	193	—
Prepaid and other current assets	10,495	11,788
Total current assets	34,505	41,289
Property, net of accumulated depreciation of $248,062 and $243,325, respectively	143,459	139,856
Goodwill	39,843	38,269
Intangible assets, net	59,907	57,109
Deferred financing costs, net	2,487	2,942
Deferred income taxes	15,595	16,945
Other noncurrent assets	32,962	27,372
Total assets	$328,758	$323,782

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,282	$3,168
Accounts payable	20,327	32,487
Other current liabilities	53,911	59,246
Total current liabilities	77,520	94,901
Long-term liabilities:
Long-term debt, less current maturities	278,000	259,000
Capital lease obligations, less current maturities	27,305	27,054
Liability for insurance claims, less current portion	12,025	12,236
Other noncurrent liabilities	43,888	27,951
Total long-term liabilities	361,218	326,241
Total liabilities	438,738	421,142

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; September 27, 2018: 108,493 shares issued and 62,905 shares outstanding; December 27, 2017: 107,740 shares issued and 64,589 shares outstanding	$1,085	$1,077
Paid-in capital	597,344	594,166
Deficit	(317,917)	(334,661)
Accumulated other comprehensive income (loss), net of tax	2,541	(2,316)
Shareholders’ equity before treasury stock	283,053	258,266
Treasury stock, at cost, 45,588 and 43,151 shares, respectively	(393,033)	(355,626)
Total shareholders' deficit	(109,980)	(97,360)
Total liabilities and shareholders' deficit	$328,758	$323,782

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$103,609	$97,915	$307,543	$290,049
Franchise and license revenue	54,414	34,469	163,087	103,621
Total operating revenue	158,023	132,384	470,630	393,670
Costs of company restaurant sales:
Product costs	25,303	24,896	75,292	72,798
Payroll and benefits	41,041	37,332	123,332	113,221
Occupancy	6,083	5,054	17,165	15,291
Other operating expenses	15,419	14,040	45,490	39,544
Total costs of company restaurant sales	87,846	81,322	261,279	240,854
Costs of franchise and license revenue	28,174	9,493	85,779	29,483
General and administrative expenses	15,981	16,446	48,138	50,536
Depreciation and amortization	6,760	5,958	19,965	17,493
Operating (gains), losses and other charges, net	793	630	1,615	3,459
Total operating costs and expenses, net	139,554	113,849	416,776	341,825
Operating income	18,469	18,535	53,854	51,845
Interest expense, net	5,314	4,067	15,324	11,348
Other nonoperating income, net	(460)	(286)	(877)	(1,053)
Net income before income taxes	13,615	14,754	39,407	41,550
Provision for income taxes	2,810	5,429	7,217	15,103
Net income	$10,805	$9,325	$32,190	$26,447

Basic net income per share	$0.17	$0.14	$0.50	$0.38
Diluted net income per share	$0.16	$0.13	$0.49	$0.37

Basic weighted average shares outstanding	63,246	66,873	63,774	69,095
Diluted weighted average shares outstanding	65,522	69,210	66,122	71,377

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Net income	$10,805	$9,325	$32,190	$26,447
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $7, $9, $20 and $27, respectively	21	14	64	42
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $1,583, $133, $1,673 and $(1,249), respectively	4,537	209	4,793	(1,958)
Other comprehensive income (loss)	4,558	223	4,857	(1,916)
Total comprehensive income	$15,363	$9,548	$37,047	$24,531

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	32,190	—	32,190
Other comprehensive income	—	—	—	—	—	—	4,857	4,857
Share-based compensation on equity classified awards, net	—	—	—	—	2,128	—	—	2,128
Purchase of treasury stock	—	—	(2,437)	(37,407)	—	—	—	(37,407)
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	306	3	—	—	1,055	—	—	1,058
Balance, September 26, 2018	108,493	$1,085	(45,588)	$(393,033)	$597,344	$(317,917)	$2,541	$(109,980)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 26, 2018	September 27, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$32,190	$26,447
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	19,965	17,493
Operating (gains), losses and other charges, net	1,615	3,459
Amortization of deferred financing costs	455	446
(Gain) loss on early extinguishments of debt and leases	(159)	68
Deferred income tax expense	5,044	9,936
Share-based compensation	3,661	6,546
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,582	3,279
Inventories	83	(55)
Other current assets	1,292	834
Other assets	(565)	(5,068)
Increase (decrease) in liabilities:
Accounts payable	(11,948)	(5,121)
Accrued salaries and vacations	(858)	(9,094)
Accrued taxes	1,974	1,474
Other accrued liabilities	(7,733)	(4,834)
Other noncurrent liabilities	(2,339)	(2,285)
Net cash flows provided by operating activities	46,259	43,525
Cash flows from investing activities:
Capital expenditures	(17,294)	(13,558)
Acquisition of restaurants and real estate	(10,416)	(10,043)
Proceeds from disposition of property	969	2,318
Investment purchases	(1,709)	—
Collections on notes receivable	2,478	3,773
Issuance of notes receivable	(2,525)	(2,278)
Net cash flows used in investing activities	(28,497)	(19,788)
Cash flows from financing activities:
Revolver borrowings	91,000	105,900
Revolver payments	(72,000)	(62,600)
Long-term debt payments	(2,429)	(2,467)
Proceeds from exercise of stock options	1,058	173
Tax withholding on share-based payments	(1,714)	—
Purchase of treasury stock	(37,108)	(65,951)
Net bank overdrafts	319	279
Net cash flows used in financing activities	(20,874)	(24,666)
Decrease in cash and cash equivalents	(3,112)	(929)
Cash and cash equivalents at beginning of period	4,983	2,592
Cash and cash equivalents at end of period	$1,871	$1,663

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 26, 2018, the Denny's brand consisted of 1,715 restaurants, 1,534 of which were franchised/licensed restaurants and 181 of which were company operated.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. The new guidance clarifies the principles used to recognize revenue for all entities and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. We elected to apply the modified retrospective method of adoption to those contracts which were not completed as of December 28, 2017. In doing so, we applied the practical expedient to aggregate all contract modifications that occurred before December 28, 2017 in determining the satisfied and unsatisfied performance obligations, the transaction price and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.” Our transition to Topic 606 represents a change in accounting principle. See Note 3 for further information about our transition to Topic 606 and the newly required disclosures.

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

Effective December 28, 2017, we early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and requires certain disclosures about stranded tax effects. Due to the immateriality of the stranded tax effects resulting from the implementation of the Tax Act, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. Therefore the adoption of this guidance did not have any impact on our Consolidated Financial Statements.

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

Effective September 26, 2018, we early adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The adoption of this guidance did not have any impact on our disclosures.

Effective September 26, 2018, we early adopted ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The adoption of this guidance will have an immaterial impact on our annual disclosures.

Effective September 26, 2018, we early adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was adopted on a prospective basis and did not have a material impact on our Consolidated Financial Statements.

Additional new accounting guidance became effective for us as of December 28, 2017 that we reviewed and concluded was either not applicable to our operations or had no material effect on the our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which provides guidance for accounting for leases. The new guidance requires companies to recognize a right-of-use asset and a lease liability for all operating and capital (financing) leases with lease terms greater than 12 months. The FASB has subsequently amended this guidance by issuing ASU 2018-10 and ASU 2018-11 in July 2018 to provide clarification and further guidance around areas identified as potential implementation issues and to allow an alternative transition method. The alternative transition method allows entities to initially apply the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than retroactive restatement of all periods presented. All of the standards are effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using the alternative transition method.

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

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017 (1)	September 26, 2018	September 27, 2017 (1)
	(Dollars in thousands)
Company restaurant sales	$103,609	$97,915	$307,543	$290,049
Franchise and license revenue:
Royalties	25,518	25,174	75,875	75,056
Advertising revenue	19,546	—	58,386	—
Initial and other fees	1,415	507	4,642	1,579
Occupancy revenue	7,935	8,788	24,184	26,986
Franchise and license revenue	54,414	34,469	163,087	103,621
Total operating revenue	$158,023	$132,384	$470,630	$393,670

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

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

Under franchise agreements we provide franchisees with a license of our brand’s symbolic intellectual property, administration of advertising programs (including local co-operatives), and other ongoing support functions. These services are highly interrelated so we do not consider them to be individually distinct performance obligations, and therefore account for them under Topic 606 as a single performance obligation. Revenue from franchise agreements is recognized evenly over the term of the agreement with the exception of sales-based royalties.

Royalty and advertising revenues represent sales-based royalties that are recognized in the period in which the sales occur. Sales-based royalties are variable consideration related to our performance obligation to our franchisees to maintain the intellectual property being licensed. Under our franchise agreements, franchisee advertising contributions must be spent on marketing and related activities. The adoption of Topic 606 did not impact the recognition of royalties. Upon adoption of Topic 606, advertising revenues and expenditures are recorded on a gross basis within the Consolidated Statements of Income. Under the previous guidance of Topic 605, we recorded franchise advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. While this change materially impacts the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact is generally an offsetting increase to both revenue and expense with little, if any, impact on operating income and net income.

Initial and other fees consist of initial, successor and assignment franchise fees (“initial franchise fees”). Initial franchise fees are billed and received upon the signing of the franchise agreement. Under Topic 606, recognition of these fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, initial franchise fees were recognized upon the opening of a franchise restaurant.
Initial and other fees also includes revenue that are distinct from the franchise agreement and are separate performance obligations. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Similar to advertising revenue, upon adoption of Topic 606, other franchise services fees are recorded on a gross basis within the Consolidated Statements of Income, whereas, under previous guidance, they were netted against the related expenses.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.
With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis.
Gift Card Breakage
Under previous guidance, we recorded gift card breakage when the likelihood of redemption was remote. Breakage was recorded as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold. Upon adoption of Topic 606, gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties. Breakage revenue related to third party sales is recorded as advertising revenue (included as a component of franchise and license revenue).
Financial Statement Impact of Adoption
The following tables summarize the impact of adopting Topic 606 on our financial statement line items as of September 26, 2018 and for the quarter and three quarters ended September 26, 2018.

	Quarter ended September 26, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Prepaid and other current assets	$10,495	$509	$11,004
Deferred income taxes	15,595	(5,040)	10,555
Other current liabilities	53,911	(360)	53,551
Other noncurrent liabilities	43,888	(18,618)	25,270
Deficit	(317,917)	14,447	(303,470)

	Quarter ended September 26, 2018			Three quarters ended September 26, 2018
Consolidated Statement of Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands, except per share amounts)
Franchise and license revenue	$54,414	$(20,397)	$34,017	$163,087	$(61,653)	$101,434
Costs of franchise and license revenue	28,174	(20,007)	8,167	85,779	(60,306)	25,473
Provision for income taxes	2,810	(101)	2,709	7,217	(348)	6,869
Net income	10,805	(289)	10,516	32,190	(999)	31,191
Basic net income per share	$0.17	$—	$0.17	$0.50	$(0.01)	$0.49
Diluted net income per share	$0.16	$—	$0.16	$0.49	$(0.02)	$0.47

	Quarter ended September 26, 2018			Three quarters ended September 26, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$10,805	$(289)	$10,516	$32,190	$(999)	$31,191
Total comprehensive income	15,363	(289)	15,074	37,047	(999)	36,048

	Three quarters ended September 26, 2018
Consolidated Statement of Cash Flow	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$32,190	$(999)	$31,191
Deferred income tax expense	5,044	(348)	4,696
Changes in assets and liabilities:
Other current assets	1,292	(509)	783
Other accrued liabilities	(7,733)	621	(7,112)
Other noncurrent liabilities	(2,339)	1,235	(1,104)
Net cash flows provided by operating activities	46,259	—	46,259

The following significant changes impacted our financial statement line items as of September 26, 2018 and for the quarter and three quarters ended September 26, 2018:

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

•
We recognized franchise and license revenue and costs of franchise and license revenue of $19.5 million for the quarter and $58.4 million year-to-date resulting from the recording of advertising revenues and expenditures on a gross basis under Topic 606 versus recording these amounts on a net basis under Topic 605.

•
We recognized additional franchise and license revenue of $0.4 million for the quarter and $1.4 million year-to-date under Topic 606 than we would have recognized under Topic 605, resulting from the timing of recognition of initial franchise fees.

•
We recognized franchise and license revenue and costs of franchise and license revenue of $0.5 million for the quarter and $1.9 million year-to-date resulting from the recording of other franchise services fees on a gross basis under Topic 606 versus recording these amount on a net basis under Topic 605.

Contract Balances

Contract balances related to contracts with customers consists of receivables, deferred franchise revenue and deferred gift card revenue. See Note 4 for details on our receivables.
Deferred franchise revenue consists primarily of the unamortized portion of initial franchise fees that are currently being amortized into revenue and amounts related to development agreements and unopened restaurants that will begin amortizing into revenue when the related restaurants are opened. Deferred franchise revenue represents our remaining performance obligations to our franchisees, excluding amounts of variable consideration related to sales-based royalties and advertising. The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2017	$1,643
Cumulative effect adjustment recognized upon adoption of Topic 606	20,976
Fees received from franchisees	795
Revenue recognized (1)	(2,628)
Balance, September 26, 2018	20,786
Less current portion included in other current liabilities	2,168
Deferred franchise revenue included in other noncurrent liabilities	$18,618

(1) Of this amount $2.6 million was included in either the deferred franchise revenue balance as of December 27, 2017 or the cumulative effect adjustment.

As of September 26, 2018, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2018	$546
2019	2,114
2020	1,967
2021	1,783
2022	1,675
Thereafter	12,701
Deferred franchise revenue	$20,786

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. We recognize revenue when a gift card is redeemed in one of our company restaurants. Gift card breakage is recognized proportionally as redemptions occur. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 26, 2018 and December 27, 2017 was $4.1 million and $6.5 million, respectively. During the three quarters ended September 26, 2018, we recognized revenue of $1.4 million from gift card redemptions at company restaurants.

Note 4.     Receivables

Receivables were comprised of the following:

	September 26, 2018	December 27, 2017
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$9,267	$10,688
Financing receivables from franchisees	3,559	5,084
Vendor receivables	2,039	3,256
Credit card receivables	1,030	1,870
Other	1,566	762
Allowance for doubtful accounts	(275)	(276)
Total receivables, net	$17,186	$21,384

Other noncurrent assets:
Financing receivables from franchisees	$1,110	$427

During the three quarters ended September 26, 2018, we recorded an allowance for doubtful accounts of $0.2 million of financing receivables from a franchisee.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 27, 2017	$38,269
Additions related to acquisitions	1,574
Balance, September 26, 2018	$39,843

Other intangible assets were comprised of the following:

	September 26, 2018		December 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,080	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	20,121	4,467	15,252	2,389
Intangible assets, net	$64,374	$4,467	$59,498	$2,389

During the three quarters ended September 26, 2018, we acquired six franchised restaurants for $8.1 million, of which $5.4 million was allocated to reacquired franchise rights, $1.1 million to property and $1.6 million to goodwill. In addition, we recorded $2.4 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 26, 2018	December 27, 2017
	(In thousands)
Accrued payroll	$20,214	$20,998
Accrued insurance, primarily current portion of liability for insurance claims	7,067	6,922
Accrued taxes	9,358	7,384
Accrued advertising	4,738	8,417
Gift cards	4,129	6,480
Other	8,405	9,045
Other current liabilities	$53,911	$59,246

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Software implementation costs	$—	$1,001	$—	$4,669
Gains on sales of assets and other, net	(695)	(411)	(759)	(1,646)
Restructuring charges and exit costs	48	40	816	436
Impairment charges	1,440	—	1,558	—
Operating (gains), losses and other charges, net	$793	$630	$1,615	$3,459

Software implementation costs of $4.7 million for the three quarters ended September 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net for the quarter and three quarters ended September 26, 2018 primarily related to insurance settlements on fire-damaged restaurants. Gains on sales of assets and other, net of $1.6 million for the three quarters ended September 27, 2017 primarily related to real estate sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Exit costs	$48	$40	$347	$366
Severance and other restructuring charges	—	—	469	70
Total restructuring charges and exit costs	$48	$40	$816	$436

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 27, 2017	$1,180
Exit costs (1)	347
Payments, net of sublease receipts	(440)
Interest accretion	57
Balance, September 26, 2018	1,144
Less current portion included in other current liabilities	489
Long-term portion included in other noncurrent liabilities	$655

(1)	Included as a component of operating (gains), losses and other charges, net.

As of September 26, 2018 and December 27, 2017, we had accrued severance and other restructuring charges of $0.1 million and less than $0.1 million, respectively. The balance as of September 26, 2018 is expected to be paid during the next 12 months.

Impairment charges for the quarter and three quarters ended September 26, 2018 primarily resulted from the impairment of an underperforming unit.

Note 8.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 26, 2018:
Deferred compensation plan investments (1)	$12,808	$12,808	$—	$—
Interest rate swaps, net (2)	4,280	—	4,280	—
Investments (3)	1,709	—	1,709	—
Total	$18,797	$12,808	$5,989	$—

Fair value measurements as of December 27, 2017:
Deferred compensation plan investments (1)	$12,663	$12,663	$—	$—
Interest rate swaps, net (2)	(2,187)	—	(2,187)	—
Total	$10,476	$12,663	$(2,187)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 9 for details on the interest rate swaps.

(3)
The fair value of investments is valued using a readily determinable net asset value per share based on the fair value of the underlying securities. There are no significant redemption restrictions associated with these investments.

Note 9.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of September 26, 2018, we had outstanding revolver loans of $278.0 million and outstanding letters of credit under the senior secured revolver of $19.8 million. These balances resulted in availability of $102.2 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.12% and 3.42% as of September 26, 2018 and December 27, 2017, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.35% and 3.32% as of September 26, 2018 and December 27, 2017, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of September 26, 2018. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 200 basis points as of September 26, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 26, 2018.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of September 26, 2018 is as follows:

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

As of September 26, 2018, the fair value of the interest rate swaps was a net asset of $4.3 million, which is comprised of assets of $5.2 million recorded as a component of other noncurrent assets and liabilities of $0.9 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Performance share awards	$902	$2,246	$2,922	$6,090
Restricted stock units for board members	198	247	739	456
Total share-based compensation	$1,100	$2,493	$3,661	$6,546

Performance Share Units

During the three quarters ended September 26, 2018, we granted certain employees approximately 0.2 million performance share units that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based performance share units contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $18.17 per share. The performance share units based on the Adjusted EPS growth rate have a grant date fair value of $15.93 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 26, 2018. The performance period for these performance share units is the three year fiscal period beginning December 28, 2017 and ending December 30, 2020. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the three quarters ended September 26, 2018, we issued 0.2 million shares of common stock related to vested performance share units. In addition 0.3 million shares of common stock were deferred and 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of September 26, 2018, we had approximately $9.3 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which have a weighted average remaining contractual term of 1.2 years.

Restricted Stock Units for Board Members

During the three quarters ended September 26, 2018, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $15.50 per unit to non-employee members of our Board of Directors. The deferred stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the three quarters ended September 26, 2018, 0.2 million deferred stock units were converted into shares of common stock. As of September 26, 2018, we had approximately $0.6 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 11.     Income Taxes

The effective income tax rate was 20.6% for the quarter ended September 26, 2018 and 18.3% for the three quarters ended September 26, 2018 compared to 36.8% and 36.3%, respectively, for the prior year periods. The 2018 periods were impacted by the Tax Act. In addition, the 2018 quarterly and year-to-date rates benefited from a discrete item relating to share-based compensation of 0.4% and 3.1%, respectively. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands, except for per share amounts)
Net income	$10,805	$9,325	$32,190	$26,447

Weighted average shares outstanding - basic	63,246	66,873	63,774	69,095
Effect of dilutive share-based compensation awards	2,276	2,337	2,348	2,282
Weighted average shares outstanding - diluted	65,522	69,210	66,122	71,377

Basic net income per share	$0.17	$0.14	$0.50	$0.38
Diluted net income per share	$0.16	$0.13	$0.49	$0.37

Anti-dilutive share-based compensation awards	—	606	471	606

Note 13.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 26, 2018	September 27, 2017
	(In thousands)
Income taxes paid, net	$2,347	$5,039
Interest paid	$14,349	$10,547

Noncash investing and financing activities:
Property acquisition payable	$—	$500
Insurance proceeds receivable	$19	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,671	$4,961
Execution of capital leases	$2,850	$4,959
Treasury stock payable	$419	$741
Notes received in connection with disposition of property	$—	$1,750

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

During the three quarters ended September 26, 2018, we repurchased 2.4 million shares of our common stock for approximately $37.4 million. This brings the total amount repurchased under the current repurchase program to 2.7 million shares of our common stock for approximately $41.1 million, leaving approximately $158.9 million that can be used to repurchase our common stock under this program as of September 26, 2018. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Income (Loss)

The components of the change in accumulated other comprehensive income (loss) were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Amortization of net loss (1)	84	—	84
Net change in fair value of derivatives	—	6,225	6,225
Reclassification of derivatives to interest expense, net (2)	—	241	241
Income tax (expense) benefit related to items of other comprehensive loss	(20)	(1,673)	(1,693)
Balance as of September 26, 2018	$(918)	$3,459	$2,541

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 26, 2018.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. We expect to make payments to the counterparty and reclassify approximately $0.6 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 26, 2018, no events had occurred that caused us to make payments under these guarantees. There were $2.8 million and $5.1 million of loans outstanding under these programs as of September 26, 2018 and December 27, 2017, respectively. As of September 26, 2018, the maximum amount payable under the loan guarantees was $0.9 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 26, 2018 and December 27, 2017, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

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

	Quarter Ended				Three Quarters Ended
	September 26, 2018		September 27, 2017		September 26, 2018		September 27, 2017
	(Dollars in thousands)
Revenue:
Company restaurant sales	$103,609	65.6%	$97,915	74.0%	$307,543	65.3%	$290,049	73.7%
Franchise and license revenue	54,414	34.4%	34,469	26.0%	163,087	34.7%	103,621	26.3%
Total operating revenue	158,023	100.0%	132,384	100.0%	470,630	100.0%	393,670	100.0%
Costs of company restaurant sales (a):
Product costs	25,303	24.4%	24,896	25.4%	75,292	24.5%	72,798	25.1%
Payroll and benefits	41,041	39.6%	37,332	38.1%	123,332	40.1%	113,221	39.0%
Occupancy	6,083	5.9%	5,054	5.2%	17,165	5.6%	15,291	5.3%
Other operating expenses	15,419	14.9%	14,040	14.3%	45,490	14.8%	39,544	13.6%
Total costs of company restaurant sales	87,846	84.8%	81,322	83.1%	261,279	85.0%	240,854	83.0%
Costs of franchise and license revenue (a)	28,174	51.8%	9,493	27.5%	85,779	52.6%	29,483	28.5%
General and administrative expenses	15,981	10.1%	16,446	12.4%	48,138	10.2%	50,536	12.8%
Depreciation and amortization	6,760	4.3%	5,958	4.5%	19,965	4.2%	17,493	4.4%
Operating (gains), losses and other charges, net	793	0.5%	630	0.5%	1,615	0.3%	3,459	0.9%
Total operating costs and expenses, net	139,554	88.3%	113,849	86.0%	416,776	88.6%	341,825	86.8%
Operating income	18,469	11.7%	18,535	14.0%	53,854	11.4%	51,845	13.2%
Interest expense, net	5,314	3.4%	4,067	3.1%	15,324	3.3%	11,348	2.9%
Other nonoperating income, net	(460)	(0.3)%	(286)	(0.2)%	(877)	(0.2)%	(1,053)	(0.3)%
Net income before income taxes	13,615	8.6%	14,754	11.1%	39,407	8.4%	41,550	10.6%
Provision for income taxes	2,810	1.8%	5,429	4.1%	7,217	1.5%	15,103	3.8%
Net income	$10,805	6.8%	$9,325	7.0%	$32,190	6.8%	$26,447	6.7%

Other Data:
Company average unit sales	$582		$577		$1,716		$1,706
Franchise average unit sales	$409		$403		$1,207		$1,188
Company equivalent units (b)	178		170		179		170
Franchise equivalent units (b)	1,536		1,550		1,541		1,557
Company same-store sales increase (c)(d)	2.1%		0.6%		1.7%		0.6%
Domestic franchise same-store sales increase (c)(d)	0.8%		0.6%		0.4%		0.7%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2018 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Company restaurants, beginning of period	180	172	178	169
Units opened	1	1	1	2
Units acquired from franchisees	—	1	6	7
Units sold to franchisees	—	—	—	(4)
Units closed	—	—	(4)	—
End of period	181	174	181	174

Franchised and licensed restaurants, beginning of period	1,540	1,552	1,557	1,564
Units opened	6	8	24	23
Units purchased from Company	—	—	—	4
Units acquired by Company	—	(1)	(6)	(7)
Units closed	(12)	(8)	(41)	(33)
End of period	1,534	1,551	1,534	1,551
Total restaurants, end of period	1,715	1,725	1,715	1,725

Company Restaurant Operations

During the quarter ended September 26, 2018, company restaurant sales increased $5.7 million, or 5.8%, primarily resulting from an eight equivalent unit increase in company restaurants as compared to the prior year period and a 2.1% increase in company same-store sales. During the three quarters ended September 26, 2018, company restaurant sales increased $17.5 million, or 6.0%, primarily resulting from a nine equivalent unit increase in company restaurants as compared to the prior year period and a 1.7% increase in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 84.8% for the quarter and 85.0% year-to-date from 83.1% and 83.0%, respectively, in the prior year periods.

Product costs were 24.4% for the quarter and 24.5% year-to-date compared to 25.4% and 25.1%, respectively, for the prior year periods. The decrease for the quarter was primarily due to leverage gained from increased pricing and lower commodity costs. The decrease year-to-date was primarily due to leverage gained from increased pricing.

Payroll and benefits were 39.6% for the quarter and 40.1% year-to-date compared to 38.1% and 39.0%, respectively, in the prior year periods. The increase for the quarter was primarily due to a 0.6 percentage point increase in workers' compensation costs and a 0.7 percentage point increase in labor costs partially resulting from minimum wage increases. The quarter ended September 26, 2018 included $0.7 million in favorable workers' compensation experience, as compared to $1.3 million of favorable workers' compensation experience in the prior year period. The increase year-to-date was primarily due to a 0.9 percentage point increase in labor costs resulting from minimum wage increases and a 0.3 percentage point increase in workers' compensation costs. The three quarters ended September 26, 2018 included $0.6 million in favorable workers' compensation experience, as compared to $1.6 million of favorable workers' compensation experience in the prior year period.

Occupancy costs were 5.9% for the quarter and 5.6% year-to-date compared to 5.2% and 5.3%, respectively, for the prior year periods. The increases for the quarter and year-to-date periods were primarily related to increases in general liability insurance costs, as the current year periods included negative claims development of $0.4 million and $0.3 million, respectively, and the prior year periods included favorable claims development of $0.2 million and $0.5 million, respectively.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 26, 2018		September 27, 2017		September 26, 2018		September 27, 2017
	(Dollars in thousands)
Utilities	$3,926	3.8%	$3,767	3.8%	$10,690	3.5%	$9,873	3.4%
Repairs and maintenance	1,870	1.8%	1,642	1.7%	5,647	1.8%	4,972	1.7%
Marketing	3,791	3.7%	3,740	3.8%	11,267	3.7%	10,982	3.8%
Other direct costs	5,832	5.6%	4,891	5.0%	17,886	5.8%	13,717	4.7%
Other operating expenses	$15,419	14.9%	$14,040	14.3%	$45,490	14.8%	$39,544	13.6%

The increase in other direct costs was primarily related to increased delivery sales resulting in higher third party delivery fees of $0.7 million for the quarter and $2.2 million year-to-date.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 26, 2018		September 27, 2017		September 26, 2018		September 27, 2017
	(Dollars in thousands)
Royalties	$25,518	46.9%	$25,174	73.0%	$75,875	46.5%	$75,056	72.4%
Advertising revenue	19,546	35.9%	—	—%	58,386	35.8%	—	—%
Initial and other fees	1,415	2.6%	507	1.5%	4,642	2.8%	1,579	1.5%
Occupancy revenue	7,935	14.6%	8,788	25.5%	24,184	14.8%	26,986	26.0%
Franchise and license revenue	$54,414	100.0%	$34,469	100.0%	$163,087	100.0%	$103,621	100.0%

Advertising costs	$19,546	35.9%	$364	1.1%	$58,386	35.8%	$1,477	1.4%
Occupancy costs	$5,585	10.3%	$6,343	18.4%	$17,059	10.5%	$19,420	18.7%
Other direct costs	3,043	5.6%	2,786	8.1%	10,334	6.3%	8,586	8.3%
Costs of franchise and license revenue	$28,174	51.8%	$9,493	27.5%	$85,779	52.6%	$29,483	28.5%

Royalties increased $0.3 million, or 1.4%, for the quarter and $0.8 million, or 1.1%, for the three quarters ended September 26, 2018. The increases primarily resulted from higher average royalty rates and increases in domestic same-store sales, partially offset by equivalent unit decreases in franchised and licensed restaurants. Domestic same-store sales increased 0.8% and 0.4% and equivalent units decreased by 14 and 16 for the quarter and three quarters ended September 26, 2018, respectively.

The increases in initial and other fees and advertising revenue primarily resulted from the implementation of Topic 606 related to revenue recognition. We recognized additional franchise and license revenue of $0.4 million for the quarter and $1.4 million year-to-date, resulting from the timing of recognition of initial franchise fees under the new guidance. In addition, we recognized other franchise fees of $0.5 million for the quarter and $1.9 million year-to-date resulting from the recording of other franchise services fees on a gross basis under the new guidance versus recording these amounts on a net basis as previously presented. Advertising revenue and costs are also now required to be presented on a gross basis, instead of a net basis as previously presented. The decrease in occupancy revenue of $0.9 million, or 9.7%, for the quarter and $2.8 million, or 10.4%, year-to-date was primarily the result of scheduled lease expirations.

Costs of franchise and license revenue increased $18.7 million, or 196.8%, for the quarter and $56.3 million, or 190.9%, year-to-date. These increases were primarily related to the increase in advertising costs related to the implementation of Topic 606, as advertising revenue is no longer netted with advertising expense. Occupancy costs decreased $0.8 million, or 12.0%, for the quarter and $2.4 million, or 12.2%, year-to-date primarily resulting from scheduled lease expirations. The increase in other direct costs primarily related to the implementation of Topic 606, as certain other franchise expenses are no longer netted with the related fees received from franchisees. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 51.8% for the quarter from 27.5% for the prior year quarter and 52.6% year-to-date from 28.5% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Share-based compensation	$1,100	$2,493	$3,661	$6,546
Other general and administrative expenses	14,881	13,953	44,477	43,990
Total general and administrative expenses	$15,981	$16,446	$48,138	$50,536

Share-based compensation decreased $1.4 million for the quarter and $2.9 million year-to-date primarily resulting from decreases in the expected performance of certain share-based compensation awards. Other general and administrative expenses increased by $0.9 million for the quarter and $0.5 million year-to-date. The increases for the quarter and year-to-date periods primarily resulted from increases in investments in personnel.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Depreciation of property and equipment	$4,717	$4,261	$13,788	$12,711
Amortization of capital lease assets	1,003	1,021	3,092	3,011
Amortization of intangible and other assets	1,040	676	3,085	1,771
Total depreciation and amortization expense	$6,760	$5,958	$19,965	$17,493

The increases in depreciation of property and equipment and amortization of intangible and other assets primarily relate to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Software implementation costs	$—	$1,001	$—	$4,669
Gains on sales of assets and other, net	(695)	(411)	(759)	(1,646)
Restructuring charges and exit costs	48	40	816	436
Impairment charges	1,440	—	1,558	—
Operating (gains), losses and other charges, net	$793	$630	$1,615	$3,459

Software implementation costs of $4.7 million for the three quarters ended September 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net for the quarter and three quarters ended September 26, 2018 primarily related to insurance settlements on fire-damaged restaurants. Gains on sales of assets and other, net of $1.6 million for the three quarters ended September 27, 2017 primarily related to real estate sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Exit costs	$48	$40	$347	$366
Severance and other restructuring charges	—	—	469	70
Total restructuring and exit costs	$48	$40	$816	$436

Impairment charges for the quarter and three quarters ended September 26, 2018 primarily resulted from the impairment of an underperforming unit.

Operating income was $18.5 million for the quarter and $53.9 million year-to-date compared to $18.5 million and $51.8 million, respectively, for the prior year periods.

Interest expense, net was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
	(In thousands)
Interest on credit facilities	$3,045	$2,078	$8,656	$5,333
Interest on interest rate swaps	155	(30)	241	116
Interest on capital lease liabilities	1,542	1,470	4,716	4,286
Letters of credit and other fees	322	303	980	886
Interest income	(47)	(21)	(125)	(85)
Total cash interest	5,017	3,800	14,468	10,536
Amortization of deferred financing costs	152	149	455	446
Interest accretion on other liabilities	145	118	401	366
Total interest expense, net	$5,314	$4,067	$15,324	$11,348

Interest expense, net increased by $1.2 million for the quarter and $4.0 million year-to-date primarily due to increases in the balance of our credit facility and related interest rates.

Other nonoperating income, net was $0.5 million for the quarter and $0.9 million year-to-date compared to $0.3 million and $1.1 million, respectively, for the prior year periods. The income for the 2018 periods related to gains on deferred compensation plan investments, positive valuation adjustments on our self-insured insurance liabilities, which resulted from an increased discount rate, and gains on lease terminations. The income for the 2017 periods primarily resulted from gains on deferred compensation plan investments.

Provision for income taxes was $2.8 million for the quarter and $7.2 million year-to-date compared to $5.4 million and $15.1 million, respectively, for the prior year periods. The effective tax rate was 20.6% for the quarter and 18.3% year-to-date compared to 36.8% and 36.3%, respectively, for the prior year periods. The 2018 periods were impacted by the Tax Act. In addition, the 2018 quarterly and year-to-date rates benefited from a discrete item relating to share-based compensation of 0.4% and 3.1%, respectively. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. We revalued our deferred taxes during fiscal 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The implementation of the Tax Act resulted in certain stranded tax effects in accumulated other comprehensive income. Due to the immateriality of the stranded tax effects, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. We expect the 2018 fiscal year effective tax rate to be between 16% and 19%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $10.8 million for the quarter and $32.2 million year-to-date compared with $9.3 million and $26.4 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 26, 2018	September 27, 2017
	(In thousands)
Net cash provided by operating activities	$46,259	$43,525
Net cash used in investing activities	(28,497)	(19,788)
Net cash used in financing activities	(20,874)	(24,666)
Decrease in cash and cash equivalents	$(3,112)	$(929)

Net cash flows provided by operating activities were $46.3 million for the three quarters ended September 26, 2018 compared to $43.5 million for the three quarters ended September 27, 2017. The increase in cash flows provided by operating activities was primarily due to the increase in net income during the three quarters ended September 26, 2018. We believe that our estimated cash flows from operations for 2018, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $28.5 million for the three quarters ended September 26, 2018. These cash flows were primarily comprised of capital expenditures of $17.3 million, acquisitions of restaurants and real estate of $10.4 million and note receivable issuances of $2.5 million. Cash flows for acquisitions included $8.1 million for the acquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition. Net cash flows used in investing activities were $19.8 million for the three quarters ended September 27, 2017. These cash flows were primarily comprised of capital expenditures of $13.6 million and acquisitions of restaurants and real estate of $10.0 million. Cash flows for acquisitions included $4.0 million of real estate associated with relocating two high-performing company restaurants due to the impending loss of property control and $6.0 million for the reacquisition of seven franchised restaurants and one former franchised restaurant, which was being remodeled and opened in the fourth quarter of fiscal 2017.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 26, 2018	September 27, 2017
	(In thousands)
Facilities	$7,440	$5,243
New construction	2,238	5,208
Remodeling	3,608	1,521
Information technology	1,321	338
Other	2,687	1,248
Capital expenditures (excluding acquisitions)	$17,294	$13,558

Capital expenditures and acquisitions for fiscal 2018 are expected to be approximately $37 to $39 million, including the above mentioned acquisition of franchised restaurants, the opening of a company restaurant, the anticipated acquisition of real estate through like-kind exchanges, remodels from recent franchise acquisitions, restaurant offsets and on-going maintenance capital.

Cash flows used in financing activities were $20.9 million for the three quarters ended September 26, 2018, which included cash payments for stock repurchases of $37.1 million, partially offset by net long-term debt borrowings of $16.6 million. Cash flows used in financing activities were $24.7 million for the three quarters ended September 27, 2017, which included cash payments for stock repurchases of $66.0 million, partially offset by net long-term debt borrowings of $40.8 million.

Our working capital deficit was $43.0 million at September 26, 2018 compared to $53.6 million at December 27, 2017. The decrease in working capital deficit was primarily related to a reduction of payables, accrued advertising and gift cards during the three quarters ended September 26, 2018. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of September 26, 2018, we had outstanding revolver loans of $278.0 million and outstanding letters of credit under the senior secured revolver of $19.8 million. These balances resulted in availability of $102.2 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.12% as of September 26, 2018. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.35% as of September 26, 2018.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of September 26, 2018. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 200 basis points as of September 26, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 26, 2018.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of September 26, 2018 is as follows:

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

As of September 26, 2018, the fair value of the interest rate swaps was a net asset of $4.3 million, which is comprised of assets of $5.2 million recorded as a component of other noncurrent assets and liabilities of $0.9 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 26, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 28, 2018 - July 25, 2018	70	$15.82	70	$166,358
July 26, 2018 - August 22, 2018	210	14.89	210	$163,235
August 23, 2018 - September 26, 2018	295	14.66	295	$158,906
Total	575	$14.88	575

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 26, 2018, we purchased 574,609 shares of our common stock for an aggregate consideration of approximately $8.6 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan.

10.2
First Amendment to Third Amended and Restated Credit Agreement dated June 26, 2018 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders.

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

DENNY'S CORPORATION

Date:	October 30, 2018	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	October 30, 2018	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller