Form 10-K
period 2018-12-26
DENNYS CORP
filed 2019-02-25
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 26, 2018
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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $829.7 million as of June 27, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $16.09 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 20, 2019, 61,680,873 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s), a Delaware corporation, is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 26, 2018, the Denny’s brand consisted of 1,709 franchised, licensed and company operated restaurants around the world with combined sales of $2.9 billion, including 1,578 restaurants in the United States and 131 international locations. As of December 26, 2018, 1,536 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 173 were company operated.

Denny’s is known as America’s Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for 65 years and is best known for its breakfast fare, which is available around the clock. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. In addition to our breakfast-all-day items, Denny’s offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2018, Denny’s average annual restaurant sales were $2.3 million for company restaurants and $1.6 million for domestic franchised restaurants. At our company restaurants, the guest check average was $10.38 with an approximate average of 4,300 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 26%, 35%, 21% and 18%, respectively, of average daily sales at company restaurants. Due to the launch of Denny’s On Demand in May 2017, average off-premise sales across all dayparts grew from 6.6% of total sales in December 2016 to 11.7% of total sales in December 2018. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2018, 36% of an average week of sales at company restaurants occurred from Friday late night through Sunday lunch.

References to “Denny’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Financial information about our operations, including our revenues and net income for the fiscal years ended
December 26, 2018, December 27, 2017, and December 28, 2016, and our total assets as of December 26, 2018 and December 27, 2017, is included in our Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic royalty rate averaged approximately 4.17% during 2018.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny’s Franchisee Association (“DFA”) was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing, Operations and Technology matters, as well as through a Supply Chain Oversight Committee for procurement and distribution matters.

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

Domestic Development

To accelerate the growth of the brand in specific under-penetrated markets, we offer certain incentive programs. These programs provide significant incentives for franchisees to develop locations in areas where Denny’s does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties for a limited time period and credits towards certain development services, such as training fees.

In addition to these incentive programs, we plan to increase our domestic development pipeline by approximately 40 to 70 restaurants through our recently announced refranchising and development strategy. These commitments will be attached to the sale of between 90 and 125 company operated restaurants which we expect to complete over the next 12 to 15 months. While we anticipate the majority of the restaurants to be opened under these agreements, generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 26, 2018, we had the potential to develop over 85 international franchised restaurants with our current development partners in various countries including Aruba, Canada, Central America, Mexico, the Philippines and the United Kingdom. These development commitments include our recently announced enhanced development agreements with Canada and the Philippines. The majority of these restaurants are expected to open over the next ten years. During 2018, we opened nine international franchised locations, including three in Canada, two in the Philippines and one each in Honduras, Mexico, Puerto Rico and the United Kingdom.

During 2019, we expect to open a total of 35 to 45 restaurants in domestic and international markets, resulting in approximately flat net restaurant growth.

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

	2018	2017	2016	2015	2014
Company restaurants, beginning of period	178	169	164	161	163
Units opened	1	3	1	3	1
Units acquired from franchisees	6	10	10	3	—
Units sold to franchisees	(8)	(4)	(6)	(1)	—
Units closed	(4)	—	—	(2)	(3)
End of period	173	178	169	164	161

Franchised and licensed restaurants, beginning of period	1,557	1,564	1,546	1,541	1,537
Units opened	29	36	49	42	37
Units purchased from Company	8	4	6	1	—
Units acquired by Company	(6)	(10)	(10)	(3)	—
Units closed	(52)	(37)	(27)	(35)	(33)
End of period	1,536	1,557	1,564	1,546	1,541
Total restaurants, end of period	1,709	1,735	1,733	1,710	1,702

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 26, 2018:

Number of Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	84	34.1%	84	5.5%
Two to five	92	37.4%	255	16.6%
Six to ten	35	14.2%	268	17.4%
Eleven to fifteen	12	4.9%	149	9.7%
Sixteen to thirty	13	5.3%	277	18.0%
Thirty-one and over	10	4.1%	503	32.8%
Total	246	100.0%	1,536	100.0%

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

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Our Pride Review Program, executed by the Franchise Business Coaches and District Managers, is designed to continuously improve the execution of our brand standards and shift management at each company and franchised restaurant. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including online learning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny’s Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny’s restaurant. The MIT program is required for all new managers of company restaurants and is also available to Denny’s franchisees to train their managers.

Product Development and Marketing

Menu Offerings

The Denny’s menu offers a large selection of high-quality, reasonably priced products designed to appeal to all types of guests. We offer a wide variety of entrées for breakfast, lunch, dinner and late night dining, in addition to appetizers, desserts and beverages. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Our “America’s Diner” brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and welcoming atmosphere, establishes the framework for our primary marketing strategies. These strategies focus on optimizing our product offering to further align with consumer needs, which includes enhancing our core “breakfast all day” platform while providing everyday affordability, primarily through our $2 $4 $6 $8 Value Menu® and delivering compelling core menu and limited-time-only products.

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

While our Purchasing department negotiates contracts for nearly all products used in our restaurants, the majority of such products are purchased and distributed through McLane Company, Inc. (“McLane”) under a long-term distribution contract. McLane distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supplies are generally available for all of the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

Our Marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Brand and communications strategy, advertising, brand engagement, broadcast media, social media, digital media, menu management, product innovation and development, consumer insights, multicultural marketing, public relations, reputation management, customer relationship management, field marketing and national/local promotions and partnerships all fall under the marketing umbrella.

We focus our marketing campaigns on amplifying Denny’s brand strengths as America’s Diner, promoting the various breakfast, lunch, dinner and late night menu offerings in addition to both value and premium limited time only offerings, and promoting the convenience of online ordering and payment for pick-up or delivery. Denny’s deploys comprehensive marketing strategies on a national level and through local co-operatives, targeting customers through network, cable and local television, radio, online, digital, social, outdoor and print media.

Information Technology

The mission of our Information Technology department is to align our technology strategy in support of our business strategies. We focus on leveraging technology to drive efficiencies, simplify and standardize operations, and streamline the guest experience. We also deliver solutions that support financial and regulatory needs in addition to necessary business improvements.

We rely on information technology systems in all aspects of our operations. At the restaurant level, systems include point-of-sale platforms along with systems and tools for kitchen operations, labor scheduling, inventory management, cash management and credit card transaction processing. Our technology platform includes industry-standard market solutions as well as proprietary software and integration yielding tools and information managers need to run efficient and effective restaurants. We invest in new technologies and R&D efforts to improve operations and enhance the guest experience through innovative solutions like online ordering and payment for pick-up and delivery.

At the corporate level, we have a robust Enterprise Resource Planning (ERP) platform that supports finance, accounting, human resources and payroll functions. Our ERP is a cloud-based market solution, enabling us to take advantage of continual software improvements aligned with industry best practices. We also have systems that consolidate and report on data from our franchised and company restaurants, including transaction-level detail. In 2018, we continued to invest in technology to improve reporting and analytics as well as to optimize business processes. These systems are collectively supported by an enterprise network that facilitates seamless connectivity for applications and data throughout our business infrastructure.

Our information technology systems have been designed to protect against unauthorized access and data loss. We are continuously focused on enhancing our cybersecurity capabilities. We are required to maintain the highest level of Payment Card Industry (PCI) Data Security Standard (DSS) compliance and protect critical and sensitive data for our employees, customers, and the Company. These standards are set by a consortium of major credit card companies and require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We have deployed payment technologies that are EMV (Europay, Mastercard, Visa) certified, and we employ point-to-point encryption to ensure no credit card data is stored within our restaurants. Further, we monitor franchisees’ compliance with PCI standards.

See “Risk Factors” for further information regarding Information Technology.

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

The Current Good Manufacturing Practice, Hazard Analysis, and Risk-based Preventive Controls for Human Food regulation (referred to as the Preventive Controls for Human Food Regulation) is intended to ensure safe manufacturing/processing, packing and holding of food products for human consumption in the United States. The regulation requires that certain activities must be completed by a “preventive controls qualified individual” who has “successfully completed training in the development and application of risk-based preventive controls.” Our Chief Food Safety Officer and our Food Safety and Quality Assurance teams have all been certified.
We use multiple approaches to ensure food safety and quality generally including quarterly third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews, guest complaints and employee/manager training in their respective roles. It is a brand standard that all regulatory reviews/inspections be submitted to the Brand Protection, Quality & Regulatory Compliance department within 24 hours. We follow-up on all inspections received and assist operations personnel, facilities personnel and franchisees, where applicable, to bring resolution to regulatory issues or concerns. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our Food Safety/HACCP program uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers. We continuously work toward improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants (“NCCR”), NCCR Food Safety Task Force, the National Restaurant Association (“NRA”) (member of the Steering Committee for the October 2018 - October 2020 term) and the NRA’s Quality Assurance Executive Study Group.

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including “Denny’s®,” “Grand Slam®,” and “$2 $4 $6 $8 Value Menu®.” We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks. We believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

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

We believe that Denny’s has a number of competitive strengths, including strong brand recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that Denny’s has competitive strengths in the value, variety and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for additional factors relating to our competition in the restaurant industry.

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

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.
Executive Officers of the Registrant
 The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny’s Inc.:

Name	Age	Positions
Christopher D. Bode	56	Senior Vice President and Chief Operating Officer

John W. Dillon	47	Senior Vice President and Chief Brand Officer

Stephen C. Dunn	54	Senior Vice President and Chief Global Development Officer

Timothy E. Flemming	58	Senior Vice President, General Counsel and Chief Legal Officer

Michael L. Furlow	61	Senior Vice President and Chief Information Officer

John C. Miller	63	Chief Executive Officer and President

Jill A. Van Pelt	50	Senior Vice President and Chief People Officer

Robert P. Verostek	47	Senior Vice President, Finance

F. Mark Wolfinger	63	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Mr. Bode has been Senior Vice President and Chief Operating Officer since October 2014. He previously served as Senior Vice President, Operations from January 2013 to October 2014, as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012.

Mr. Dillon has been Senior Vice President and Chief Brand Officer since December 2018. He previously served as Senior Vice President and Chief Marketing Officer from October 2014 to December 2018, as Vice President, Brand and Field Marketing from June 2013 to October 2014 and as Vice President, Marketing from July 2008 to June 2013.

Mr. Dunn has been Senior Vice President and Chief Global Development Officer since July 2015. He previously served as Senior Vice President, Global Development from April 2011 to July 2015 and Vice President, Company and Franchise Development from September 2005 to April 2011.
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

Employees

At December 26, 2018, we had approximately 9,000 employees, of whom approximately 8,600 were restaurant employees, approximately 100 were field support employees and approximately 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and all are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the VP of Franchise Operations, the Sr. Director of Franchise Operations, the VP of Training, the VP of Operations Services and the Sr. Director of Company Operations, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ two Directors of Company Operations, four Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Coaches to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

Available Information

We make available free of charge through our website at investor.dennys.com (in the SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we have made available on our website (in the Corporate Governance - Code of Conduct section) our code of ethics entitled “Denny’s Code of Conduct” which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, all other executive officers and key financial and accounting personnel as well as each salaried employee of the Company.

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brand could be harmed, which in turn could negatively impact our business. Additional risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as the inability to pay financial obligations including royalties, rent on leases on which we retain contingent liability, and certain loans on which we have guarantees; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; the inability to participate in business strategy changes due to financial constraints; and failure to operate restaurants in accordance with required standards, including food quality and safety. If a significant number of franchisees become financially distressed, it could harm our operating results. For 2018, our ten largest franchisees accounted for 30% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 236 franchisees.

Our growth strategy depends on our ability and that of our franchisees to open new restaurants. Delays or failures in opening new restaurants could adversely affect our planned growth and operating results.

The development of new restaurants may be adversely affected by risks such as:

•	inability to identify suitable franchisees;

•	costs and availability of capital for the Company and/or franchisees;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	inability to obtain all required governmental approvals and permits;

•	delays in completion of construction;

•	challenge of identifying, recruiting and training qualified restaurant managers;

•	developed restaurants not achieving the expected revenue or cash flow once opened;

•	challenges specific to the growth of international operations that are different from domestic development; and

•	general economic conditions.

Our recently announced refranchising and development strategy could impact the comparability of our financial results and will be contingent upon factors including the following:

•	franchisee interest in acquiring company operated restaurants and access to capital;

•	identification and qualification of potential new franchisees;

•	our ability to successfully negotiate acceptable restaurant transaction prices;

•	number and timing of restaurants sold to franchisees;

•	historical financial performance of restaurants sold to franchisees, as well as those that will remain company operated restaurants; and

•	our ability to rationalize certain business costs, including the nature, timing and extent thereof.

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

The international markets in which our franchisees currently operate, and any additional markets our franchisees may enter outside of the United States, have many differences compared to our domestic markets. There may be lower consumer familiarity with the Denny’s brand in these markets, as well as different competitive conditions, consumer tastes and economic, political and health conditions. Additionally, there are risks associated with sourcing quality ingredients and other commodities in a cost-effective and timely manner. As a result, our franchised international restaurants may take longer to reach expected sales and profit levels, or may never do so, thereby affecting the brand’s overall growth and profitability. Building brand awareness may take longer than expected, which could negatively impact our profitability in those markets.
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

Failure of computer systems, information technology, or the ability to provide a continuously secure network, could result in material harm to our reputation and business.

We and our franchisees rely heavily on computer systems and information technology to conduct our business and operate efficiently. We have instituted monitoring controls intended to protect our computer systems, our point-of-sale systems and our information technology platforms and networks against external threats. Those controls include an annual proactive risk assessment, advanced comprehensive analysis of data threats, identification of business email compromise and proper security awareness education. The Audit & Finance Committee of our Board of Directors has oversight responsibility related to our cybersecurity risk management programs and periodically reviews reports on cybersecurity metrics, data privacy and other information technology risks.

We receive and maintain certain personal information about our guests, employees and franchisees. Our use of this information is subject to federal and state regulations, as well as conditions included in certain third-party contracts. If our cybersecurity is compromised and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change or cyber risks evolve, we may incur additional costs to ensure we remain compliant.

A material system failure or interruption, a breach in the security of our information technology systems caused by a cyber attack, or other failure to maintain a secure cyber network could result in reduced efficiency in our operations, loss or misappropriation of data, business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have disaster recovery and business continuity plans that are designed to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term.

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

We have implemented various aspects of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. However, the law or other related requirements may change. Additionally, the health care reform laws require restaurant companies such as ours to disclose calorie information on their menus effective May 4, 2018. We early adopted this requirement during 2015 and did not incur any material costs from compliance with this provision of the law.

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

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our brand’s reputation.

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

Changes in the method used to determine LIBOR rates and the potential phasing out of LIBOR after 2021 may affect our financial results.

Borrowings under our credit facility bear interest at variable rates based on LIBOR. In addition, we have interest rate swaps designated as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and interest rate swaps to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations and interest rate swaps may be adversely affected.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 26, 2018, we had total indebtedness of $317.1 million, including capital leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until October 2022. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Though we currently participate in a share repurchase program, it is subject to restrictions under our credit agreement and there can be no assurance that we will repurchase our common stock pursuant to the program. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 26, 2018 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	2	2
Arizona	10	74	84
Arkansas	—	8	8
California	61	330	391
Colorado	—	19	19
Connecticut	—	11	11
Delaware	—	1	1
District of Columbia	—	2	2
Florida	19	112	131
Georgia	1	19	20
Hawaii	2	4	6
Idaho	—	10	10
Illinois	7	51	58
Indiana	—	36	36
Iowa	—	3	3
Kansas	—	8	8
Kentucky	1	14	15
Louisiana	1	4	5
Maine	—	5	5
Maryland	4	21	25
Massachusetts	2	4	6
Michigan	4	16	20
Minnesota	—	19	19
Mississippi	—	4	4
Missouri	4	34	38
Montana	—	4	4
Nebraska	—	3	3
Nevada	7	29	36
New Hampshire	2	—	2
New Jersey	—	8	8
New Mexico	—	29	29
New York	1	53	54
North Carolina	—	30	30
North Dakota	—	4	4
Ohio	4	37	41
Oklahoma	—	14	14
Oregon	—	23	23
Pennsylvania	13	26	39
Rhode Island	—	5	5
South Carolina	3	12	15
South Dakota	—	3	3
Tennessee	—	7	7
Texas	16	180	196
Utah	—	30	30
Vermont	2	—	2
Virginia	9	18	27
Washington	—	42	42
West Virginia	—	3	3
Wisconsin	—	24	24
Wyoming	—	4	4
Total Domestic	173	1,405	1,578

International	Company	Franchised / Licensed	Total
Canada	—	74	74
Costa Rica	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Guatemala	—	1	1
Honduras	—	6	6
Mexico	—	11	11
New Zealand	—	7	7
Philippines	—	7	7
Puerto Rico	—	14	14
United Arab Emirates	—	3	3
United Kingdom	—	2	2
Total International	—	131	131
Total Domestic	173	1,405	1,578
Total	173	1,536	1,709

Of the total 1,709 restaurants in the Denny’s brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	36	55	91
Leased properties	137	188	325
	173	243	416

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 44 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). As of February 20, 2019, there were 61,680,873 shares of our common stock outstanding and approximately 11,765 record and beneficial holders of our common stock.

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

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 26, 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
September 27, 2018 – October 24, 2018	318		$14.22		318		$154,378
October 25, 2018 – November 21, 2018	1,138	(3)	16.79	(3)	1,138	(3)	$128,511	(4)
November 22, 2018 – December 26, 2018	7		15.96		7		$128,392
Total	1,463		$16.22		1,463

(1)	Average price paid per share excludes commissions.

(2)
On October 31, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the May 26, 2016 repurchase program. During the quarter ended December 26, 2018, we purchased 1,463,378 shares of our common stock for an aggregate consideration of approximately $23.8 million pursuant to this share repurchase program.

(3)
Includes the initial delivery of approximately 1.1 million shares of our common stock received under the variable term, capped accelerated share repurchase (the “ASR”) agreement we entered into in November 2018 to repurchase an aggregate of $25 million of our common stock. These shares were recorded at the Hedge Period Reference Price, as defined by the ASR agreement, and represent the minimum shares to be delivered based on the cap price. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares.

(4)
Includes the full $25 million payment related to the ASR agreement, consisting of $18.2 million for the initial delivery of approximately 1.1 million shares of our common stock and $6.8 million for the equity forward contract related to the settlement of the ASR agreement.

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock for the five fiscal years ended December 26, 2018 (December 25, 2013 to December 26, 2018) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 25, 2013 (the last day of fiscal year 2013) in each of the Company’s common stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 25, 2013
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 26, 2018

	Russell 2000® Index (1)	Peer Group (2)	Denny’s Corporation
December 25, 2013	$100.00	$100.00	$100.00
December 31, 2014	$105.11	$115.98	$139.32
December 30, 2015	$101.69	$115.84	$135.00
December 28, 2016	$122.21	$137.39	$173.92
December 27, 2017	$140.41	$149.07	$181.08
December 26, 2018	$122.53	$149.98	$219.73

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 26, 2018, the weighted average market capitalization of companies within the index was approximately $2.0 billion with the median market capitalization being approximately $0.7 billion.

(2)
The peer group consists of 16 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Chuy’s Holdings, Inc. (CHUY), Cracker Barrel Old Country Store, Inc. (CBRL), DineEquity, Inc. (DIN), Darden Restaurants, Inc. (DRI), Dave & Buster’s Entertainment, Inc. (PLAY), Del Frisco’s Restaurant Group, Inc. (DFRG), J. Alexander’s Holdings, Inc. (JAX), Kona Grill, Inc. (KONA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruth’s Hospitality Group, Inc. (RUTH), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE) and The ONE Group Hospitality, Inc. (STKS).

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

	Fiscal Year Ended
	December 26, 2018 (a)	December 27, 2017	December 28, 2016 (b)	December 30, 2015	December 31, 2014 (c)
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$630.2	$529.2	$506.9	$491.3	$472.3
Operating income	$73.6	$70.7	$47.0	$63.2	$57.3
Net income	$43.7	$39.6	$19.4	$36.0	$32.7
Basic net income per share:	$0.69	$0.58	$0.26	$0.44	$0.38
Diluted net income per share:	$0.67	$0.56	$0.25	$0.42	$0.37

Cash dividends per common share (d)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (e)	$47.6	$41.3	$35.9	$36.4	$56.1
Working capital deficit (f)	$(47.1)	$(53.6)	$(57.5)	$(65.1)	$(24.3)
Net property and equipment	$140.0	$139.9	$133.1	$124.8	$109.8
Total assets	$335.3	$323.8	$306.2	$297.0	$289.9
Long-term debt and capital lease obligations, excluding current portion	$313.7	$286.1	$242.3	$212.5	$151.1

(a)
During 2018, we adopted ASU 2014-09, which clarifies the principles used to recognize revenue. We elected to apply the modified retrospective method of adoption; therefore, results for reporting periods after December 28, 2017 are presented under the new guidance and prior period amounts have not been adjusted. The increase in operating revenue was primarily the result of recognizing advertising revenue on a gross basis versus recording it on a net basis as previously reported. See Note 3 to our Consolidated Financial Statements for details.

(b)
During 2016, we completed the liquidation of the Advantica Pension Plan (the “Pension Plan”). Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.

(c)
The fiscal year ended December 31, 2014 includes 53 weeks of operations compared with 52 weeks for all other years presented. We estimate that the additional operating week added approximately $10.7 million of operating revenue in 2014.

(d)	Our credit facility allows for the payment of cash dividends and/or the purchase of our common stock subject to certain limitations. See Part II Item 5.

(e)
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

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 26, 2018, the Denny’s brand consisted of 1,709 franchised, licensed and company operated restaurants. Of this amount, 1,536 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 173 were company operated.

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, advertising and fee income from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests’ tastes and preferences. Sales at company restaurants and royalty, advertising and fee income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

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

Over the next several quarters, the Company intends to migrate from a 90% franchised business model to one that is between 95% and 97% franchised. The anticipated sale of between 90 and 125 company operated restaurants with attached development commitments will create an opportunity for development-focused franchisees to expand their businesses, while also attracting and welcoming new, well-capitalized franchisees. In addition to stimulating domestic restaurant development, this transition will yield a smaller portfolio of higher volume company operated restaurants in more desirable trade areas. The smaller number of company restaurants will require lower maintenance-related capital expenditures and general and administrative support costs. Further, reduced exposure to volatility in costs of company restaurant sales and greater stability in royalties and fees from restaurants operated by our franchisees are expected to enhance our quality of earnings.

2018 Summary of Operations

During 2018, we achieved domestic system-wide same-stores sales growth of 0.8%, comprised of a 1.8% increase at company restaurants and a 0.6% increase at domestic franchised restaurants, marking the eighth consecutive year of positive system-wide same-store sales.

A total of 203 remodels were completed during 2018, comprised of 193 at franchised restaurants and ten at company restaurants. These remodels were in our Heritage image, which we launched in late 2013. This updated look reflects a more contemporary diner feel to further reinforce our America’s Diner positioning. By the end of 2019, we expect approximately 90% of the system will have been remodeled to the most current image.

Our current franchise agreement includes a royalty rate of up to 4.5%. Approximately 50% of our franchised restaurants were operating under this agreement as of December 26, 2018, and we expect approximately 60% to be operating under this agreement by the end of 2019. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under previous franchise agreements expire. Due to the long-term migration of existing franchisees, we will not see the full benefit of the higher royalty rate for some time. For 2018, our average domestic royalty rate was approximately 4.17%, compared to 4.14% for 2017 and 4.11% for 2016.

Growing the Brand

Over the last five years our growth initiatives have led to 202 new restaurant openings. During 2018, we opened 30 restaurants including nine international franchised locations with three in Canada, two in the Philippines and one each in Honduras, Mexico, Puerto Rico and the United Kingdom. Our goal is to increase net restaurant growth through both domestic and international avenues. Domestic growth will focus on markets in which we have modest penetration. Development agreements related to the sale of 90 to 125 of our company operated restaurants and recently announced enhanced development agreements in Canada and the Philippines are expected to stimulate domestic and international growth over the next several years.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2018, cash capital expenditures were $32.4 million, comprised of $22.0 million in capital expenditures and restaurant and real estate acquisition costs of $10.4 million. Cash flows for acquisitions included $8.1 million for the reacquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition.

In November 2018, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “ASR”) agreement with MUFG Securities EMEA plc (“MUFG”) to repurchase an aggregate of $25 million of our common stock. Pursuant to the terms of the ASR agreement, we paid $25 million in cash, received approximately 1.1 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.2 million of treasury stock related to these shares. The remaining balance of $6.8 million is included as additional paid-in capital in shareholders' equity as of December 26, 2018 as an equity forward contract. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares.

During 2018, including shares repurchased under the ASR, we repurchased a total of 3.9 million shares of our common stock for $61.2 million. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 47.1 million shares of our common stock for $416.8 million. As of December 26, 2018, there was $128.4 million remaining under the current repurchase program.

Factors Impacting Comparability

Transition to New Revenue Recognition Accounting Standard

Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent ASUs that modified Topic 606 on a modified retrospective basis. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.”

The adoption of Topic 606 did not impact the recognition of company restaurant sales or royalties from franchised restaurants. The most significant effects of the new guidance on the comparability of our results of operations between 2018, 2017 and 2016 include the following:

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

•
Under Topic 606, recognition of initial franchise fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, initial franchise fees were recognized upon the opening of a franchise restaurant. The effect of the required deferral of initial franchise fees received in a given year is mitigated by the recognition of revenue from fees received in prior periods. Upon adoption, we recorded deferred franchise revenue of $21.0 million, and increases of $15.6 million to opening deficit and $5.4 million to deferred tax assets. The deferred franchise revenue will be amortized over the term of the individual franchise agreements.

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

Please refer to Note 3 to our Consolidated Financial Statements for further details of our adoption of Topic 606 and our policies for recognition of revenue from contracts with customers.

Other Factors Impacting Comparability:

For 2018, 2017 and 2016, in addition to impacts from the transition to the new revenue recognition accounting standard, the following items impacted the comparability of our results:

•
Company restaurant sales have increased from $367.3 million in 2016 to $411.9 million in 2018, primarily as a result of an increase in equivalent units resulting from acquisitions of franchised restaurants and the increase in same-store sales.

•
Royalty income, which is included as a component of franchise and license revenue, has increased from $98.4 million in 2016 to $101.6 million in 2018, primarily as a result of the increase in same-store sales and a higher average royalty rate.

•
Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. However, as a result of the upcoming adoption of ASU 2016-02, “Leases (Topic 842),” in fiscal 2019, we expect that there could be additional impacts to comparability as a result of restaurants being sold to franchisees as we migrate to a more franchised business model. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has decreased from $38.5 million in 2016 to $32.0 million in 2018, primarily as a result of lease expirations. At the end of 2018, we had 243 franchised restaurants that are leased or subleased from Denny’s, compared to 294 at the end of 2016.

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

Statements of Income

	Fiscal Year Ended
	December 26, 2018		December 27, 2017		December 28, 2016
	(Dollars in thousands)
Revenue:
Company restaurant sales	$411,932	65.4%	$390,352	73.8%	$367,310	72.5%
Franchise and license revenue	218,247	34.6%	138,817	26.2%	139,638	27.5%
Total operating revenue	630,179	100.0%	529,169	100.0%	506,948	100.0%
Costs of company restaurant sales (a):
Product costs	100,532	24.4%	97,825	25.1%	90,487	24.6%
Payroll and benefits	164,314	39.9%	153,037	39.2%	142,823	38.9%
Occupancy	23,228	5.6%	20,802	5.3%	19,557	5.3%
Other operating expenses	60,708	14.7%	53,049	13.6%	49,229	13.4%
Total costs of company restaurant sales	348,782	84.7%	324,713	83.2%	302,096	82.2%
Costs of franchise and license revenue (a)	114,296	52.4%	39,294	28.3%	40,805	29.2%
General and administrative expenses	63,828	10.1%	66,415	12.6%	67,960	13.4%
Depreciation and amortization	27,039	4.3%	23,720	4.5%	22,178	4.4%
Operating (gains), losses and other charges, net	2,620	0.4%	4,329	0.8%	26,910	5.3%
Total operating costs and expenses, net	556,565	88.3%	458,471	86.6%	459,949	90.7%
Operating income	73,614	11.7%	70,698	13.4%	46,999	9.3%
Interest expense, net	20,745	3.3%	15,640	3.0%	12,232	2.4%
Other nonoperating (income) expense, net	619	0.1%	(1,743)	(0.3)%	(1,109)	(0.2)%
Net income before income taxes	52,250	8.3%	56,801	10.7%	35,876	7.1%
Provision for income taxes	8,557	1.4%	17,207	3.3%	16,474	3.2%
Net income	$43,693	6.9%	$39,594	7.5%	$19,402	3.8%

Other Data:
Company average unit sales	$2,300		$2,278		$2,254
Franchise average unit sales	$1,615		$1,590		$1,563
Company equivalent units (b)	179		171		163
Franchise equivalent units (b)	1,538		1,556		1,556
Company same-store sales increase (c)(d)	1.8%		1.0%		1.1%
Domestic franchised same-store sales increase (c)	0.6%		1.1%		0.8%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2018 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
Company restaurants, beginning of period	178	169	164
Units opened	1	3	1
Units acquired from franchisees	6	10	10
Units sold to franchisees	(8)	(4)	(6)
Units closed	(4)	—	—
End of period	173	178	169

Franchised and licensed restaurants, beginning of period	1,557	1,564	1,546
Units opened	29	36	49
Units purchased from Company	8	4	6
Units acquired by Company	(6)	(10)	(10)
Units closed	(52)	(37)	(27)
End of period	1,536	1,557	1,564
Total restaurants, end of period	1,709	1,735	1,733

Company Restaurant Operations

Company same-store sales increased 1.8% in 2018 and 1.0% in 2017 compared with the respective prior year. Company restaurant sales for 2018 increased $21.6 million, or 5.5%, primarily resulting from an eight equivalent unit increase in company restaurants and the increase in same-store sales. Company restaurant sales for 2017 increased $23.0 million, or 6.3%, primarily resulting from the increase in same-store sales and an eight equivalent unit increase in company restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales were 84.7% in 2018, 83.2% in 2017 and 82.2% in 2016.

Product costs were 24.4% in 2018, 25.1% in 2017 and 24.6% in 2016. The decrease for 2018 was primarily due to leverage gained from increased pricing and lower commodity costs. The increase for 2017 was primarily due to higher commodity costs.

Payroll and benefits were 39.9% in 2018, 39.2% in 2017 and 38.9% in 2016. The increase in 2018 was primarily due to a 0.4 percentage point increase in labor costs due to minimum wage rate increases and a 0.3 percentage point increase in incentive compensation. The increase in 2017 was primarily due to a 0.8 percentage point increase in labor costs, partially offset by a 0.2 percentage point decrease in incentive compensation and a 0.2 percentage point decrease in workers’ compensation costs.

Occupancy costs were 5.6% in 2018, 5.3% in 2017 and 5.3% in 2016. The 2018 increase is primarily related to a 0.3 percentage point increase in general liability costs, as 2018 included unfavorable claims development of $0.8 million and 2017 included favorable claims development of $0.4 million.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 26, 2018		December 27, 2017		December 28, 2016
	(Dollars in thousands)
Utilities	$14,347	3.5%	$13,263	3.4%	$12,426	3.4%
Repairs and maintenance	7,761	1.9%	6,738	1.7%	6,406	1.7%
Marketing	15,008	3.6%	14,315	3.7%	13,112	3.6%
Other direct costs	23,592	5.7%	18,733	4.8%	17,285	4.7%
Other operating expenses	$60,708	14.7%	$53,049	13.6%	$49,229	13.4%

The increase in other direct costs for 2018 primarily resulted from higher third party delivery fees of $2.9 million related to increased delivery sales.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 26, 2018		December 27, 2017		December 28, 2016
	(Dollars in thousands)
Royalties	$101,557	46.5%	$100,631	72.5%	$98,416	70.5%
Advertising revenue	78,308	35.9%	—	—%	—	—%
Initial and other fees	6,422	2.9%	2,466	1.8%	2,717	1.9%
Occupancy revenue	31,960	14.6%	35,720	25.7%	38,505	27.6%
Franchise and license revenue	$218,247	100.0%	$138,817	100.0%	$139,638	100.0%

Advertising costs	$78,309	35.9%	$1,921	1.4%	$1,860	1.3%
Occupancy costs	$22,285	10.2%	$25,466	18.3%	$28,062	20.1%
Other direct costs	13,702	6.3%	11,907	8.6%	10,883	7.8%
Costs of franchise and license revenue	$114,296	52.4%	$39,294	28.3%	$40,805	29.2%

Royalties increased by $0.9 million, or 0.9%, in 2018 primarily resulting from a higher average royalty rate as compared to 2017 and an increase in domestic same-store sales of 0.6%, partially offset by equivalent unit decreases in franchised and licensed restaurants. Royalties increased by $2.2 million, or 2.3%, in 2017 primarily resulting from a 1.1% increase in domestic same-store sales and a higher average royalty rate as compared to 2016. Equivalent units remained flat for 2017 as compared to 2016. The higher average royalty rates for both periods resulted as certain restaurants transitioned to a higher rate structure. The average domestic royalty rate was 4.17%, 4.14% and 4.11% for 2018, 2017 and 2016, respectively.

The 2018 increases in advertising revenue and initial and other fees primarily resulted from the implementation of Topic 606 related to revenue recognition. Advertising revenue and costs are now required to be presented on a gross basis, instead of a net basis as previously presented. We recognized additional franchise and license revenue of $1.5 million resulting from the timing of recognition of initial franchise fees under the new guidance. In addition, we recognized other franchise fees of $3.0 million resulting from the recording of other franchise service fees on a gross basis under the new guidance versus recording these amounts on a net basis as previously presented. Initial and other fees decreased by $0.3 million, or 9.2%, in 2017 as a higher number of restaurants were opened by franchisees during the prior year period. Occupancy revenue decreased by $3.8 million, or 10.5%, in 2018 and by $2.8 million, or 7.2%, in 2017 primarily resulting from lease expirations.

Costs of franchise and license revenue increased $75.0 million, or 190.9% in 2018. This increase was primarily related to the increase in advertising costs related to the implementation of Topic 606, as advertising revenue is no longer netted with advertising expense. Occupancy costs decreased by $3.2 million, or 12.5%, in 2018 and by $2.6 million, or 9.3%, in 2017 primarily resulting from scheduled lease expirations. Other direct costs increased by $1.8 million, or 15.1%, in 2018 primarily due to the implementation of Topic 606, as certain other franchise expenses are no longer netted with the related fees received from franchisees. Other direct costs increased by $1.0 million, or 9.4%, in 2017 due to increased franchise administrative costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 52.4% for 2018 from 28.3% in 2017.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Share-based compensation	$6,038	$8,541	$7,610
Other general and administrative expenses	57,790	57,874	60,350
Total general and administrative expenses	$63,828	$66,415	$67,960

General and administrative expenses decreased by $2.6 million in 2018 primarily resulting from a $2.5 million decrease in share-based compensation related to decreases in the expected performance of certain share-based compensation awards. Other general and administrative expenses decreased by $0.1 million as a $2.7 million decrease related to market valuation changes in our non-qualified deferred compensation plan liabilities was mostly offset by a $1.4 million increase in investments in personnel and a $1.0 million increase in incentive compensation. Offsetting losses on the underlying nonqualified deferred plan investments are included as a component of other non-operating income, net.

General and administrative expenses decreased by $1.5 million in 2017 primarily resulting from a $2.6 million decrease in incentive compensation and a $1.3 million reduction in professional fees. These decreases were partially offset by a $0.9 million increase in investments in personnel and a $0.8 million increase related to market valuation changes in our non-qualified deferred compensation plan liabilities. Share-based compensation increased by $0.9 million due in part to the cancellation and re-issuance of certain equity awards to non-employee members of our Board of Directors in the 2016 period. Additionally, share-based compensation was impacted by the election to account for forfeitures as they occur, which was effective beginning in fiscal 2017. There were no actual forfeitures during fiscal 2017.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Depreciation of property and equipment	$18,506	$17,121	$17,012
Amortization of capital lease assets	4,451	4,087	3,630
Amortization of intangible and other assets	4,082	2,512	1,536
Total depreciation and amortization expense	$27,039	$23,720	$22,178

The increases in depreciation of property and equipment and amortization of intangible and other assets are primarily the result of our acquisitions of franchised restaurants and investments in company unit remodels during the past three years.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Pension settlement loss	$—	$—	$24,297
Software implementation costs	—	5,247	—
(Gains) losses on sales of assets and other, net	(513)	(1,729)	29
Restructuring charges and exit costs	1,575	485	1,486
Impairment charges	1,558	326	1,098
Operating (gains), losses and other charges, net	$2,620	$4,329	$26,910

Gains on sales of assets and other, net of $0.5 million for 2018 primarily related to $1.2 million of insurance settlement gains on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees. See Note 4 to our Consolidated Financial Statements for details on refranchisings. Gains on the sales of assets and other, net of $1.7 million for 2017 primarily related to real estate sold to franchisees. Software implementation costs of $5.2 million for 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. The pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan during 2016. See Note 13 to our Consolidated Financial Statements set forth in Part II, Item 8 of this report for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Exit costs	$518	$385	$591
Severance and other restructuring charges	1,057	100	895
Total restructuring and exit costs	$1,575	$485	$1,486

The increase in severance and other restructuring charges for 2018 is primarily the result of positions eliminated as part of our refranchising and development strategy announced during the fourth quarter.

Impairment charges of $1.6 million for 2018 primarily related to the impairment of an underperforming unit. Impairment charges of $0.3 million for 2017 related to the relocation of two high-performing company restaurants due to the loss of property control. Impairment charges of $1.1 million for 2016 resulted primarily from the impairment of restaurants identified as assets held for sale.

Operating income was $73.6 million in 2018, $70.7 million in 2017 and $47.0 million in 2016.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Interest on credit facilities	$11,792	$7,586	$4,606
Interest on interest rate swaps	307	73	789
Interest on capital lease liabilities	6,354	5,797	4,768
Letters of credit and other fees	1,288	1,216	1,185
Interest income	(146)	(106)	(116)
Total cash interest	19,595	14,566	11,232
Amortization of deferred financing costs	607	596	593
Interest accretion on other liabilities	543	478	407
Total interest expense, net	$20,745	$15,640	$12,232

Interest expense, net increased during 2018 and 2017 primarily due to increases in the balance of our credit facility and related interest rates, as well as an increase in capital leases.

Other nonoperating (income) expense, net was expense of $0.6 million for 2018, income of $1.7 million for 2017 and income of $1.1 million for 2016. The expense for 2018 was primarily the results of losses on deferred compensation plan investments, partially offset by gains on lease terminations. The income for 2017 and 2016 was primarily the result of gains on deferred compensation plan investments.

The provision for income taxes was $8.6 million for 2018, $17.2 million for 2017 and $16.5 million for 2016. The effective tax rate was 16.4% for 2018, 30.3% for 2017 and 45.9% for 2016. The 2018 rate was primarily impacted by the statutory tax rate reduction under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). For 2018, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. In addition, the 2018 rate benefited $1.4 million related to share-based compensation.

For 2017, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. The 2017 rates also benefited $1.7 million from share-based compensation and $1.6 million from the revaluing of deferred tax assets and liabilities required under the Tax Act. Refer to Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8 of this report for the impact of the adoption of ASU 2016-09.

For 2016, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes, the generation of employment tax credits, the Pension Plan liquidation, and foreign tax credits generated with the filings of federal amended tax returns. The 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. In addition, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction, resulting in a net tax benefit of approximately $3.7 million during the year.

Net income was $43.7 million for 2018, $39.6 million for 2017 and $19.4 million for 2016.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Net cash provided by operating activities	$73,690	$78,269	$71,162
Net cash used in investing activities	(32,017)	(27,147)	(32,656)
Net cash used in financing activities	(41,630)	(48,731)	(37,585)
Increase in cash and cash equivalents	$43	$2,391	$921

Net cash flows provided by operating activities were $73.7 million for the year ended December 26, 2018 compared to $78.3 million for the year ended December 27, 2017. The decrease in cash flows provided by operating activities was primarily due to the timing of receiving credit card receivables. Net cash flows provided by operating activities were $78.3 million for the year ended December 27, 2017 compared to $71.2 million for the year ended December 28, 2016. The increase in cash flows provided by operating activities was primarily due to the funding of our pension liability during 2016, partially offset by increased interest and tax payments during 2017. We believe that our estimated cash flows from operations for 2019, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $32.0 million for the year ended December 26, 2018. These cash flows are primarily comprised of capital expenditures of $22.0 million and acquisitions of restaurants and real estate of $10.4 million. Cash flows for acquisitions include $8.1 million for the reacquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition. Net cash flows used in investing activities were $27.1 million for the year ended December 27, 2017. These cash flows are primarily comprised of capital expenditures of $18.8 million and acquisitions of restaurants and real estate of $12.4 million. Net cash flows used in investing activities were $32.7 million for the year ended December 28, 2016. These cash flows are primarily comprised of capital expenditures of $19.7 million and restaurant acquisition costs of $14.3 million.

Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Facilities	$9,613	$7,144	$7,365
New construction	3,186	6,115	3,347
Remodeling	4,525	2,270	6,374
Information technology	1,930	1,470	1,299
Other	2,771	1,812	1,364
Capital expenditures (excluding acquisitions)	$22,025	$18,811	$19,749

Capital expenditures for fiscal 2019 are expected to be between $35 million and $40 million, including between $20 million and $25 million of real estate acquisitions through like-kind exchanges.

Cash flows used in financing activities were $41.6 million for the year ended December 26, 2018, which included stock repurchases of $61.2 million and the purchase of a $6.8 million equity forward contract related to the 2018 ASR agreement, partially offset by net long-term debt borrowings of $24.3 million. Cash flows used in financing activities were $48.7 million for the year ended December 27, 2017, which included stock repurchases of $83.1 million, partially offset by net long-term debt borrowings of $37.2 million. Cash flows used in financing activities were $37.6 million for the year ended December 28, 2016, which included stock repurchases of $51.6 million and the purchase of a $6.9 million equity forward contract related to the 2016 ASR agreement, partially offset by net long-term debt borrowings of $20.3 million.

Our working capital deficit was $47.1 million at December 26, 2018 compared with $53.6 million at December 27, 2017. The decrease in working capital deficit was primarily related to the timing of payments impacting receivable and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of December 26, 2018, we had outstanding revolver loans of $286.5 million and outstanding letters of credit under the senior secured revolver of $19.8 million. These balances resulted in availability of $93.7 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.43% as of December 26, 2018. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.48% as of December 26, 2018.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of December 26, 2018. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 200 basis points as of December 26, 2018. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 26, 2018.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 26, 2018 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$286,500	$—	$—	$286,500	$—
Capital lease obligations (a)	73,386	9,271	16,674	13,771	33,670
Operating lease obligations	136,512	23,504	37,477	26,527	49,004
Interest obligations (a)	49,200	12,835	25,670	10,695	—
Defined benefit plan obligations	2,500	584	499	693	724
Purchase obligations (b)	202,165	202,165	—	—	—
Unrecognized tax benefits (c)	2,940	2,940	—	—	—
Total	$753,203	$251,299	$80,320	$338,186	$83,398

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 26, 2018. For long-term debt with variable rates, we have used the rate applicable at December 26, 2018 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods. The capital lease obligation amounts above are inclusive of interest.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 26, 2018, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum.

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of December 26, 2018 is as follows:

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

As of December 26, 2018, the fair value of the interest rate swaps was a net liability of $4.5 million, which is comprised of assets of $1.8 million recorded as a component of other noncurrent assets and liabilities of $6.2 million recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

As of December 26, 2018, the interest rate swaps effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 63% of total debt. We expect to reclassify approximately $0.2 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
Based on the levels of borrowings under the credit facility at December 26, 2018, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 26, 2018, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Based on their assessment as of December 26, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2018 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2018.

The effectiveness of our internal control over financial reporting as of December 26, 2018 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny’s Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2018 and December 27, 2017, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 26, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2019

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2019 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 26, 2018 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,112,605	(1)	$3.02	3,565,335	(3)
Equity compensation plans not approved by security holders	—		—	704,166	(4)
Total	4,112,605		$3.02	4,269,501

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

(3)
Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the Denny’s Corporation 2017 Omnibus Incentive Plan.

(4)
Includes shares of our common stock available for issuance as awards of stock options and restricted stock units outside of the Denny’s Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

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

(a)(3)   Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Commission with which they are electronically filed, under File No. 001-18051, to be a part hereof as of their respective dates.

Exhibit No.	Description

*3.1
Restated Certificate of Incorporation of Denny's Corporation dated March 3, 2003, as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2004).

*3.2
Amended and Restated By-laws of Denny’s Corporation, amended and restated as of November 7, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on November 13, 2018).

+*10.1
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2004).

+*10.2
Employment Offer Letter dated August 16, 2005 between Denny's Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 28, 2005).

+*10.3
Employment Offer Letter dated January 6, 2011 between Denny's Corporation and John C. Miller (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 30, 2011).

*10.4
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

*10.5
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

*10.6
First Amendment to Third Amended and Restated Credit Agreement dated June 26, 2018 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 26, 2018).

+*10.7
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 26, 2018).

+*10.8
Denny's Inc. Deferred Compensation Plan, as amended and restated effective March 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-216655) filed with the Commission on March 13, 2017).

+*10.9
Denny's Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-217843) filed with the Commission on May 10, 2017).

Exhibit No.	Description

+*10.10	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.11	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

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

+*10.15
Written Description of the Denny's 2014 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.16	Form of Long-Term Incentive Program Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.17
Form of the Written Description of the Denny’s Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2015).

+*10.18	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.19	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+10.20
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

+10.21
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 27, 2017).

+*10.22
2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2018).

+*10.23
2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2018).

Exhibit No.	Description

+*10.24
Summary of Non-Employee Director Compensation as of November 9, 2017 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 27, 2017).

21.1	Subsidiaries of Denny’s Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries (the Company) as of December 26, 2018 and December 27, 2017, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 26, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2018 and December 27, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective December 28, 2017 due to the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606.
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
Greenville, South Carolina
February 25, 2019

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 26, 2018	December 27, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,026	$4,983
Investments	1,709	—
Receivables, net	26,283	21,384
Inventories	2,993	3,134
Assets held for sale	723	—
Prepaid and other current assets	10,866	11,788
Total current assets	47,600	41,289
Property, net	140,004	139,856
Goodwill	39,781	38,269
Intangible assets, net	59,067	57,109
Deferred financing costs, net	2,335	2,942
Deferred income taxes	17,333	16,945
Other noncurrent assets	29,229	27,372
Total assets	$335,349	$323,782

Liabilities
Current liabilities:
Current maturities of capital lease obligations	3,410	3,168
Accounts payable	29,527	32,487
Other current liabilities	61,790	59,246
Total current liabilities	94,727	94,901
Long-term liabilities:
Long-term debt, less current maturities	286,500	259,000
Capital lease obligations, less current maturities	27,181	27,054
Liability for insurance claims, less current portion	12,199	12,236
Other noncurrent liabilities	48,087	27,951
Total long-term liabilities	373,967	326,241
Total liabilities	468,694	421,142

Commitments and contingencies

Shareholders’ equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; December 26, 2018: 108,585 shares issued and 61,533 shares outstanding; December 27, 2017: 107,740 shares issued and 64,589 shares outstanding	1,086	1,077
Paid-in capital	592,944	594,166
Deficit	(306,414)	(334,661)
Accumulated other comprehensive loss, net of tax	(4,146)	(2,316)
Shareholders’ equity before treasury stock	283,470	258,266
Treasury stock, at cost, 47,052 and 43,151 shares, respectively	(416,815)	(355,626)
Total shareholders’ deficit	(133,345)	(97,360)
Total liabilities and shareholders’ deficit	$335,349	$323,782

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$411,932	$390,352	$367,310
Franchise and license revenue	218,247	138,817	139,638
Total operating revenue	630,179	529,169	506,948
Costs of company restaurant sales:
Product costs	100,532	97,825	90,487
Payroll and benefits	164,314	153,037	142,823
Occupancy	23,228	20,802	19,557
Other operating expenses	60,708	53,049	49,229
Total costs of company restaurant sales	348,782	324,713	302,096
Costs of franchise and license revenue	114,296	39,294	40,805
General and administrative expenses	63,828	66,415	67,960
Depreciation and amortization	27,039	23,720	22,178
Operating (gains), losses and other charges, net	2,620	4,329	26,910
Total operating costs and expenses, net	556,565	458,471	459,949
Operating income	73,614	70,698	46,999
Interest expense, net	20,745	15,640	12,232
Other nonoperating expense (income), net	619	(1,743)	(1,109)
Net income before income taxes	52,250	56,801	35,876
Provision for income taxes	8,557	17,207	16,474
Net income	$43,693	$39,594	$19,402

Basic net income per share	$0.69	$0.58	$0.26
Diluted net income per share	$0.67	$0.56	$0.25

Basic weighted average shares outstanding	63,364	68,077	75,325
Diluted weighted average shares outstanding	65,562	70,403	77,206

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Net income	$43,693	$39,594	$19,402
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment, net of tax of $53, $(22) and $2,148	155	(37)	21,819
Recognition of unrealized (loss) gain on hedge transactions, net of tax of $(303), $(559) and $353	(1,985)	(872)	551
Other comprehensive (loss) income	(1,830)	(909)	22,370
Total comprehensive income	$41,863	$38,685	$41,772

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net income	—	—	—	—	—	19,402	—	19,402
Other comprehensive income	—	—	—	—	—	—	22,370	22,370
Share-based compensation on equity classified awards	—	—	—	—	5,590	—	—	5,590
Purchase of treasury stock	—	—	(4,580)	(51,771)	—	—	—	(51,771)
Equity forward contract settlement	—	—	(1,518)	(13,111)	13,111	—	—	—
Equity forward contract issuance	—	—	—	—	(6,884)	—	—	(6,884)
Issuance of common stock for share-based compensation	383	4	—	—	(4)	—	—	—
Exercise of common stock options	211	2	—	—	887	—	—	889
Tax benefit from share-based compensation	—	—	—	—	(113)	—	—	(113)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,588	—	9,139
Net income	—	—	—	—	—	39,594	—	39,594
Other comprehensive loss	—	—	—	—	—	—	(909)	(909)
Share-based compensation on equity classified awards	—	—	—	—	8,131	—	—	8,131
Purchase of treasury stock	—	—	(6,840)	(82,858)	—	—	—	(82,858)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	398	4	—	—	(4)	—	—	—
Exercise of common stock options	227	2	—	—	653	—	—	655
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	43,693	—	43,693
Other comprehensive loss	—	—	—	—	—	—	(1,830)	(1,830)
Share-based compensation on equity classified awards	—	—	—	—	4,325	—	—	4,325
Purchase of treasury stock	—	—	(3,901)	(61,189)	—	—	—	(61,189)
Equity forward contract issuance	—	—	—	—	(6,763)	—	—	(6,763)
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	398	4	—	—	1,221	—	—	1,225
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$43,693	$39,594	$19,402
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	27,039	23,720	22,178
Operating (gains), losses and other charges, net	2,620	4,329	26,910
Amortization of deferred financing costs	607	596	593
(Gain) on investments	(9)	—	—
(Gain) loss on early extinguishments of debt and leases	(171)	130	(5)
Deferred income tax expense	6,193	10,271	8,844
Increase of tax valuation allowance	121	216	132
Share-based compensation	6,038	8,541	7,610
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	(4,722)	(807)	(2,922)
Inventories	141	(192)	71
Other current assets	921	(2,380)	4,622
Other assets	2	(6,327)	(3,582)
Increase (decrease) in liabilities:
Accounts payable	(5,147)	10,025	4,770
Accrued salaries and vacations	2,175	(6,446)	(7,370)
Accrued taxes	283	(23)	96
Other accrued liabilities	(1,676)	135	(10,217)
Other noncurrent liabilities	(4,418)	(3,113)	30
Net cash flows provided by operating activities	73,690	78,269	71,162
Cash flows from investing activities:
Capital expenditures	(22,025)	(18,811)	(19,749)
Acquisition of restaurants and real estate	(10,416)	(12,353)	(14,282)
Proceeds from disposition of property	3,052	2,318	1,932
Investment purchases	(1,700)	—	—
Collections on notes receivable	2,740	4,405	1,676
Issuance of notes receivable	(3,668)	(2,706)	(2,233)
Net cash flows used in investing activities	(32,017)	(27,147)	(32,656)
Cash flows from financing activities:
Revolver borrowings	136,000	391,900	79,000
Revolver payments	(108,500)	(351,400)	(55,500)
Long-term debt payments	(3,181)	(3,322)	(3,200)
Tax withholding on share-based payments	(1,714)	—	—
Deferred financing costs	—	(1,602)	—
Purchase of treasury stock	(61,237)	(83,050)	(51,643)
Purchase of equity forward contract	(6,763)	—	(6,884)
Proceeds from exercise of stock options	1,225	655	889
Net bank overdrafts	2,540	(1,912)	(247)
Net cash flows used in financing activities	(41,630)	(48,731)	(37,585)
Increase in cash and cash equivalents	43	2,391	921
Cash and cash equivalents at beginning of period	4,983	2,592	1,671
Cash and cash equivalents at end of period	$5,026	$4,983	$2,592

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and 10 foreign countries with principal concentrations in California (23% of total restaurants), Texas (11%) and Florida (8%).

At December 26, 2018, the Denny’s brand consisted of 1,709 restaurants, 1,536 of which were franchised/licensed restaurants and 173 of which were company operated.

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries: Denny’s, Inc., DFO, LLC, Denny’s Realty, LLC and East Main Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2018, 2017 and 2016 each included 52 weeks of operations. Our next 53 week year will be fiscal 2020.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.4 million and $1.9 million at December 26, 2018 and December 27, 2017, respectively.

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

Intangible Assets. Intangible assets consist primarily of trade names and reacquired franchise rights. Trade names are considered indefinite-lived intangible assets and are not amortized. Reacquired franchise rights are amortized using the straight-line basis over the term of the related franchise agreement. Reacquired franchise rights resulting from acquisitions are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received.

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

Marketable Securities. Marketable securities include debt and equity mutual funds that are considered trading securities and are included at fair value as a component of investments and other noncurrent assets in our Consolidated Balance Sheets. Marketable securities included in other noncurrent assets represent the plan assets of our nonqualified deferred compensation plan (the “plan assets”). The plan assets are held in a rabbi trust. Each plan participant’s account is comprised of their contribution, our matching contribution (made prior to 2016) and each participant’s share of earnings or losses in the plan. We have recorded offsetting deferred compensation liabilities as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

The realized and unrealized holding gains and losses related to marketable securities are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2018, 2017 and 2016, we incurred a net loss of $1.0 million and net gains of $1.6 million and $0.9 million, respectively, related to marketable securities.

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

Total discounted workers’ compensation, general, product and automobile insurance liabilities at December 26, 2018 and December 27, 2017 were $17.0 million, reflecting a 2.5% discount rate, and $16.9 million, reflecting a 2.0% discount rate, respectively. The related undiscounted amounts at such dates were $18.2 million and $18.1 million, respectively.

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

Leases and Subleases. Our policy requires the use of a consistent lease term for calculating the depreciation period for related buildings and leasehold improvements, classifying the lease and computing periodic rent expense where the lease terms include escalations in rent over the lease term. The lease term commences on the date we gain access to and control over the leased property. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective restaurants over the contingency period. Contingent rental income is recognized when earned.

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

Revenues.
Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. See the “Newly Adopted Accounting Standards” section of this Note 2 for further information on our adoption and Note 3 for further information about our transition to Topic 606 and the newly required disclosures.

Company Restaurant Revenue. Company restaurant revenue is recognized at the point in time when food and beverage products are sold at company restaurants. We present company restaurant sales net of sales-related taxes collected from customers and remitted to governmental taxing authorities. The adoption of Topic 606 did not impact the recognition of company restaurant sales.

Franchise Revenue. Franchise and license revenues consist primarily of royalties, advertising revenue, initial and other fees and occupancy revenue.

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

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. For 2018, 2017 and 2016, our ten largest franchisees accounted for 30%, 31% and 29% of our franchise revenues, respectively.

Gift cards. We sell gift cards which have no stated expiration dates in our company restaurants, franchised restaurants and at certain third party retailers. We recognize revenue when a gift card is redeemed in one of our company restaurants. We maintain a gift card liability for cards sold in our company restaurants and for cards sold by third parties. Upon adoption of Topic 606, gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties and is recorded as advertising revenue (included as a component of franchise and license revenue). Under previous guidance, we recorded gift card breakage when the likelihood of redemption was remote. Breakage was recorded as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Income and were $15.0 million, $14.3 million and $13.1 million for 2018, 2017 and 2016, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $78.3 million in 2018. Prior to the adoption of Topic 606, franchise advertising expense was recorded net of contributions from franchisees to our advertising programs, including local co-operatives. Advertising costs were $1.9 million (net of franchise contributions of $79.7 million) and $1.9 million (net of franchise contributions of $76.5 million) for 2017 and 2016, respectively.

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

Gains and Losses on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains and losses on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains and losses are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Share-based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Starting in fiscal 2017, in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-09, we elected to account for forfeitures as they occur. Previously, we estimated potential forfeitures of share-based awards and adjusted the forfeiture rate over the requisite service period to the extent that actual forfeitures differed from such estimates. The cumulative-effect adjustment to retained earnings from previously estimated forfeitures resulted in a $0.4 million increase to opening deficit in fiscal 2017, a $0.2 million increase in deferred tax assets and a $0.6 million increase to additional paid-in capital. Also in accordance with ASU 2016-09, starting in 2017, excess tax benefits recognized related to share-based compensation are included as a component of provision for income taxes in our Consolidated Statements of Income and are classified as operating activities in our Consolidated Statements of Cash Flows. The cumulative-effect adjustment to retained earnings from previously unrecognized excess tax benefits resulted in a $9.0 million increase in deferred tax assets and a decrease to opening deficit in fiscal 2017.

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

Newly Adopted Accounting Standards

Effective December 28, 2017, the first day of fiscal 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. The new guidance clarifies the principles used to recognize revenue for all entities and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. We elected to apply the modified retrospective method of adoption to those contracts which were not completed as of December 28, 2017. In doing so, we applied the practical expedient to aggregate all contract modifications that occurred before December 28, 2017 in determining the satisfied and unsatisfied performance obligations, the transaction price and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition.” Our transition to Topic 606 represents a change in accounting principle. See Note 3 for further information about our transition to Topic 606 and the newly required disclosures.

Effective December 28, 2017, we adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires an entity to report the service cost component in the same line on the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and requires certain disclosures about stranded tax effects. Due to the immateriality of the stranded tax effects resulting from the implementation of the Tax Act, we have elected not to reclassify these amounts from accumulated other comprehensive income to retained earnings. Therefore the adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective December 28, 2017, we early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new update better aligns an entity’s risk management activities and financial reporting for hedging relationships, simplifies the hedge accounting requirements, and improves the disclosures of hedging arrangements. The amended presentation and disclosure guidance has been applied on a prospective basis. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Effective September 26, 2018, we early adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The adoption of this guidance did not have any impact on our disclosures.

Effective September 26, 2018, we early adopted ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The adoption of this guidance had an immaterial impact on our annual disclosures.

Effective September 26, 2018, we early adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was adopted on a prospective basis and did not have a material impact on our Consolidated Financial Statements.

Additional new accounting guidance became effective for us as of December 28, 2017 that we reviewed and concluded was either not applicable to our operations or had no material effect on the our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” which provides guidance for accounting for leases and disclosure of key information about leasing arrangements. The new guidance established a right-of-use model (“ROU”) that requires lessees to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Lessees will classify leases as financing or operating, which affects the pattern and classification of expense recognition in the income statement. The guidance requires lessors to classify leases as sales-type, direct financing or operating. The FASB has subsequently amended this guidance by issuing additional ASUs to provide a land easement practical expedient, clarification and further guidance around areas identified as potential implementation issues and to allow an alternative transition method.
The new guidance requires either a modified retrospective transition approach with initial application at the beginning of the earliest period presented in the financial statements or an effective date approach with initial application at the adoption date and recognition of a cumulative effect adjustment to the opening balance of retained earnings. All of the standards are effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. We will adopt the guidance as of December 27, 2018 (the first day of fiscal 2019) using the effective date method. Consequently, financial information will not be updated and the disclosures required under the new guidance will not be provided for dates and periods before our adoption date.
The new guidance provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients,” which permits us to not reassess prior conclusions about lease identification, lease classification and initial direct costs. In addition, we do not expect to elect the use of the hindsight practical expedient, which would allow us to reassess lease terms and impairment of the ROU assets, or the land easement practical expedient. In preparation for adoption, we have completed the implementation of a new lease management system. We expect to use the portfolio approach in applying the discount rate.
As a lessee, the adoption of ASU 2016-02 will have a material impact on our Consolidated Balance Sheet resulting from the recognition of operating lease ROU assets and lease liabilities primarily relating to real estate leases. Although the new guidance is also expected to impact the measurement and presentation of certain expenses and cash flows related to leasing arrangements, we do not believe there will be a material impact to our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. We do not expect the recognition of the additional lessee operating lease liabilities will impact any credit facility debt covenants as these liabilities are not considered to be debt. As a lessor, we currently do not expect the new guidance to have a material effect on our Consolidated Financial Statements, as we believe substantially all of our existing leases will continue to be classified as operating leases. We also expect to add significant new disclosures about our leasing activities, both as lessee and lessor.
On adoption, as a lessee, we currently expect to recognize operating lease liabilities, ranging from $100 million to $105 million and ROU assets ranging from $91 million to $96 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases primarily relating to real estate leases.

The new guidance also provides practical expedients and accounting elections for our ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify, and therefore will not recognize ROU assets or lease liabilities for these leases. We also expect to elect both the lessee and lessor practical expedients in regards to all leases, and therefore will not separate nonlease components, such as common area maintenance, from lease components in these leases. We expect to use the portfolio approach in applying the discount rate to our real estate leases.
We continue to evaluate certain aspects of the new guidance, including those still being revised by the FASB.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

	Fiscal Year Ended
	December 26, 2018	December 27, 2017 (1)	December 28, 2016 (1)

Company restaurant sales	$411,932	$390,352	$367,310
Franchise and license revenue:
Royalties	101,557	100,631	98,416
Advertising revenue	78,308	—	—
Initial and other fees	6,422	2,466	2,717
Occupancy revenue	31,960	35,720	38,505
Franchise and license revenue	218,247	138,817	139,638
Total operating revenue	$630,179	$529,169	$506,948

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

Financial Statement Impact of Adoption
The following tables summarize the impact of adopting Topic 606 on our financial statement line items as of December 26, 2018 and for the quarter and year ended December 26, 2018.

	Year ended December 26, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Prepaid and other current assets	$10,866	$509	$11,375
Deferred income taxes	17,333	(4,988)	12,345
Other current liabilities	61,790	(407)	61,383
Other noncurrent liabilities	48,087	(18,370)	29,717
Deficit	(306,414)	14,298	(292,116)

	Quarter ended December 26, 2018			Year ended December 26, 2018
Consolidated Statement of Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands, except per share amounts)
Franchise and license revenue	$55,160	$(21,162)	$33,998	$218,247	$(82,815)	$135,432
Costs of franchise and license revenue	28,517	(20,962)	7,555	114,296	(81,268)	33,028
Provision for income taxes	1,340	(52)	1,288	8,557	(400)	8,157
Net income	11,503	(148)	11,355	43,693	(1,147)	42,546
Basic net income per share	$0.19	$(0.01)	$0.18	$0.69	$(0.02)	$0.67
Diluted net income per share	$0.18	$—	$0.18	$0.67	$(0.02)	$0.65

	Quarter ended December 26, 2018			Year ended December 26, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$11,503	$(148)	$11,355	$43,693	$(1,147)	$42,546
Total comprehensive income	4,816	(148)	4,668	41,863	(1,147)	40,716

	Year ended December 26, 2018
Consolidated Statement of Cash Flow	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$43,693	$(1,147)	$42,546
Deferred income tax expense	6,193	(400)	5,793
Changes in assets and liabilities:
Other current assets	921	(509)	412
Other accrued liabilities	(1,676)	573	(1,103)
Other noncurrent liabilities	(4,418)	1,483	(2,935)
Net cash flows provided by operating activities	73,690	—	73,690

The following significant changes impacted our financial statement line items as of December 26, 2018 and for the quarter and year ended December 26, 2018:

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

•
We recognized franchise and license revenue and costs of franchise and license revenue of $19.9 million for the quarter and $78.3 million year-to-date resulting from the recording of advertising revenues and expenditures on a gross basis under Topic 606 versus recording these amounts on a net basis under Topic 605.

•
We recognized additional franchise and license revenue of $0.2 million for the quarter and $1.5 million year-to-date under Topic 606 than we would have recognized under Topic 605, resulting from the timing of recognition of initial franchise fees.

•
We recognized franchise and license revenue and costs of franchise and license revenue of $1.0 million for the quarter and $3.0 million year-to-date resulting from the recording of other franchise services fees on a gross basis under Topic 606 versus recording these amount on a net basis under Topic 605.

Contract Balances

Contract balances related to contracts with customers consists of receivables, deferred franchise revenue and deferred gift card revenue. See Note 5 for details on our receivables.
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

(In thousands)
Balance, December 27, 2017	$1,643
Cumulative effect adjustment recognized upon adoption of Topic 606	20,976
Fees received from franchisees	1,256
Revenue recognized (1)	(3,337)
Balance, December 26, 2018	20,538
Less current portion included in other current liabilities	2,124
Deferred franchise revenue included in other noncurrent liabilities	$18,414

(1)	Of this amount $3.3 million was included in either the deferred franchise revenue balance as of December 27, 2017 or the cumulative effect adjustment.

As of December 26, 2018, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
2019	$2,124
2020	1,977
2021	1,796
2022	1,687
2023	1,608
Thereafter	11,346
Deferred franchise revenue	$20,538

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of both December 26, 2018 and December 27, 2017 was $6.5 million. During the year ended December 26, 2018, we recognized revenue of $1.9 million from gift card redemptions at company restaurants.

Note 4.     Refranchisings and Acquisitions

Refranchisings

During the years ended December 26, 2018, December 27, 2017 and December 28, 2016 we sold eight, four and six restaurants to franchisees and recognized related losses of $0.7 million and $0.3 million and a gain of $0.6 million, respectively. The 2018 sales were part of the refranchising and development strategy announced during the fourth quarter of 2018. Gains (losses) on the sale of company owned restaurants are included as a component of operating (gains), losses and other charges, net. See Note 9.

As of December 26, 2018, we have recorded assets held for sale at their carrying amount of $0.7 million related to three company owned restaurants and one piece of real estate. There were no assets held for sale as of December 27, 2017. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our acquisition activity.

	December 26, 2018	December 27, 2017	December 28, 2016
	(Dollars in thousands)
Restaurants acquired from franchisees (1)	6	11	10

Purchase price allocation:
Reacquired franchise rights	$5,434	$4,476	$9,544
Property	1,121	1,293	2,277
Goodwill	1,574	3,022	1,827
Intangibles	—	—	40
Total purchase price	$8,129	$8,791	$13,688

Capital leases recorded	$2,409	$2,321	$3,441

(1)	2017 includes one restaurant acquired from a former franchisee.

Note 5.     Receivables

Receivables, net were comprised of the following:

	December 26, 2018	December 27, 2017
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$11,459	$10,688
Financing receivables from franchisees	3,211	5,084
Vendor receivables	4,016	3,256
Credit card receivables	5,955	1,870
Other	1,942	762
Allowance for doubtful accounts	(300)	(276)
Total receivables, net	$26,283	$21,384

Other noncurrent assets:
Financing receivables from franchisees	$1,528	$427

During the year ended December 26, 2018, we recorded an allowance for doubtful accounts of $0.2 million of financing receivables from a franchisee. Also, as of December 26, 2018, there were $1.0 million of insurance receivables, which are included as a component of other receivables in the above table, that primarily related to hurricane damages incurred during the prior year and other property damage incurred during the current year.

Note 6.     Property

Property, net consisted of the following:

	December 26, 2018	December 27, 2017
	(In thousands)
Land	$33,566	$32,506
Buildings and leasehold improvements	241,990	243,872
Other property and equipment	68,315	67,786
Total property owned	343,871	344,164
Less accumulated depreciation	226,620	227,959
Property owned, net	117,251	116,205
Buildings, vehicles and other equipment held under capital leases	38,279	39,017
Less accumulated amortization	15,526	15,366
Property held under capital leases, net	22,753	23,651
Total property, net	$140,004	$139,856

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 26, 2018	December 27, 2017
	(In thousands)
Land	$16,730	$15,490
Buildings and leasehold improvements	53,790	54,948
Total property owned, leased to franchisees	70,520	70,438
Less accumulated depreciation	46,354	48,225
Property owned, leased to franchisees, net	24,166	22,213
Buildings held under capital leases, leased to franchisees	5,776	6,060
Less accumulated amortization	2,746	3,300
Property held under capital leases, leased to franchisees, net	3,030	2,760
Total property leased to franchisees, net	$27,196	$24,973

Depreciation expense, including amortization of property under capital leases, for 2018, 2017 and 2016 was $23.0 million, $21.2 million and $20.6 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 12.

Note 7.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 26, 2018	December 27, 2017
	(In thousands)
Balance, beginning of year	$38,269	$35,233
Additions related to acquisitions	1,574	3,022
Adjustments related to the sale of restaurants	(62)	14
Balance, end of year	$39,781	$38,269

Intangible assets were comprised of the following:

	December 26, 2018		December 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,080	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	19,933	5,119	15,252	2,389
Intangible assets	$64,186	$5,119	$59,498	$2,389

The weighted-average life of the reacquired franchise rights is approximately eight years. The amortization expense for definite-lived intangibles and other assets for 2018, 2017 and 2016 was $4.1 million, $2.5 million and $1.5 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2019	$3,185
2020	2,667
2021	1,648
2022	1,495
2023	1,105

We performed an annual impairment test as of December 26, 2018 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 8.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 26, 2018	December 27, 2017
	(In thousands)
Accrued payroll	$23,395	$20,998
Accrued insurance, primarily current portion of liability for insurance claims	7,323	6,922
Accrued taxes	7,667	7,384
Accrued advertising	7,413	8,417
Gift cards	6,546	6,480
Other	9,446	9,045
Other current liabilities	$61,790	$59,246

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Pension settlement loss	$—	$—	$24,297
Software implementation costs	—	5,247	—
(Gains) losses on sales of assets and other, net	(513)	(1,729)	29
Restructuring charges and exit costs	1,575	485	1,486
Impairment charges	1,558	326	1,098
Operating (gains), losses and other charges, net	$2,620	$4,329	$26,910

Gains on sales of assets and other, net of $0.5 million for the year ended December 26, 2018 primarily related to gains of $1.2 million of insurance settlements on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees. See Note 4 for details on refranchisings. Gains on the sales of assets and other, net of $1.7 million for the year ended December 27, 2017 primarily related to real estate sold to franchisees. Software implementation costs of $5.2 million for the year ended December 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. The pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan during the year ended December 28, 2016. See Note 13 for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Exit costs	$518	$385	$591
Severance and other restructuring charges	1,057	100	895
Total restructuring charges and exit costs	$1,575	$485	$1,486

Exit costs are primarily comprised of lease costs related to closed restaurants. The components of the change in accrued exit cost liabilities were as follows:

	December 26, 2018	December 27, 2017
	(In thousands)
Balance, beginning of year	$1,180	$1,896
Exit costs (1)	518	385
Payments, net of sublease receipts	(615)	(1,189)
Interest accretion	72	88
Balance, end of year	1,155	1,180
Less current portion included in other current liabilities	546	345
Long-term portion included in other noncurrent liabilities	$609	$835

(1)	Included as a component of operating (gains), losses and other charges, net.

The increase in severance and other restructuring charges for the year ended December 26, 2018, was primarily the result of positions eliminated as part of our refranchising and development strategy announced during the fourth quarter. As of December 26, 2018 and December 27, 2017, we had accrued severance and other restructuring charges of $0.6 million and less than $0.1 million, respectively. The balance as of December 26, 2018 is expected to be paid during the next 12 months.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2019	$532
2020	177
2021	178
2022	178
2023	166
Thereafter	—
Total	1,231
Less imputed interest	76
Present value of exit cost liabilities	$1,155

The present value of exit cost liabilities is net of $1.2 million of subleases. See Note 10 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

Impairment charges of $1.6 million for the year ended December 26, 2018 primarily related to the impairment of an underperforming unit. Impairment charges of $0.3 million for the year ended December 27, 2017 related to the relocation of two high-performing company restaurants due to the loss of property control. Impairment charges of $1.1 million for the year ended December 28, 2016 resulted primarily from the impairment of restaurants identified as assets held for sale.

Note 10.     Leases

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

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants and optional renewal periods that have been included in the lease term, at December 26, 2018 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2019	$9,271	$23,504	$21,001
2020	8,664	20,161	18,493
2021	8,010	17,316	16,573
2022	7,320	14,646	14,887
2023	6,451	11,881	12,932
Thereafter	33,670	49,004	65,273
Total	73,386	$136,512	$149,159
Less imputed interest	42,795
Present value of capital lease obligations	$30,591

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Rental expense:
Included as a component of occupancy:
Base rents	$10,272	$9,315	$8,602
Contingent rents	3,074	3,168	3,351
Included as a component of costs of franchise and license expense:
Base rents	$15,108	$17,674	$19,883
Contingent rents	$2,629	$2,864	$3,077
Total rental expense	$31,083	$33,021	$34,913

Rental income:
Included as a component of franchise and license revenue:
Base rents	$22,831	$25,781	$28,183
Contingent rents	4,662	5,042	5,337
Total rental income	$27,493	$30,823	$33,520

Note 11.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 26, 2018:
Deferred compensation plan investments (1)	$11,235	$11,235	$—	$—
Interest rate swaps, net (2)	(4,475)	—	(4,475)	—
Investments (3)	1,709	—	1,709	—
Total	$8,469	$11,235	$(2,766)	$—

Fair value measurements as of December 27, 2017:
Deferred compensation plan investments (1)	$12,663	$12,663	$—	$—
Interest rate swaps (2)	$(2,187)	$—	$(2,187)	$—
Total	$10,476	$12,663	$(2,187)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 12 for details on the interest rate swaps.

(3)
The fair value of investments is valued using a readily determinable net asset value per share based on the fair value of the underlying securities. There are no significant redemption restrictions associated with these investments.

See Note 4 for the disclosures related to the fair value of assets held for sale and acquired franchised restaurants.

Note 12.     Long-Term Debt

Long-term debt consisted of the following:

	December 26, 2018	December 27, 2017
	(In thousands)
Revolving loans	$286,500	$259,000
Capital lease obligations	30,591	30,222
Total long-term debt	317,091	289,222
Less current maturities	3,410	3,168
Noncurrent portion of long-term debt	$313,681	$286,054

There are no future maturities of long-term debt due in 2019 through 2021. The $286.5 million of revolving loans are due October 26, 2022.

Denny’s Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of December 26, 2018, we had outstanding revolver loans of $286.5 million and outstanding letters of credit under the senior secured revolver of $19.8 million. These balances resulted in availability of $93.7 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.43% and 3.42% as of December 26, 2018 and December 27, 2017, respectively. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.48% and 3.32% as of December 26, 2018 and December 27, 2017, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of December 26, 2018. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 200 basis points as of December 26, 2018.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 26, 2018.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of December 26, 2018 is as follows:

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

As of December 26, 2018, the fair value of the interest rate swaps was a net liability of $4.5 million, which is comprised of assets of $1.8 million recorded as a component of other noncurrent assets and liabilities of $6.2 million recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets. See Note 17 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 13.     Employee Benefit Plans

We maintain several defined contribution plans and defined benefit plans which cover a substantial number of employees.

Defined Contribution Plans

Eligible employees can elect to contribute up to 25% of their compensation to our 401(k) plan. Effective January 1, 2016, the plan was amended and restated to incorporate Safe Harbor Plan design features which included changes to participant eligibility, company contribution amounts and vesting. As a result, we match up to a maximum of 4% of compensation deferred by the participant.

In addition, a non-qualified deferred compensation plan is offered to certain employees. This plan allows participants to defer up to 50% of annual salary and up to 100% of bonuses and incentive compensation awards, on a pre-tax basis. There are no matching contributions made under this plan.

We made total contributions of $2.2 million, $2.0 million and $2.2 million for 2018, 2017 and 2016, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 26, 2018	December 27, 2017
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,608	$2,639
Interest cost	76	83
Actuarial (gains) losses	(96)	172
Benefits paid	(195)	(195)
Settlements	—	(91)
Benefit obligation at end of year	$2,393	$2,608
Accumulated benefit obligation	$2,393	$2,608
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	195	286
Benefits paid	(195)	(195)
Settlements	—	(91)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,393)	$(2,608)
Amounts recognized on the balance sheet:
Other current liabilities	$(584)	$(280)
Other noncurrent liabilities	(1,809)	(2,328)
Net amount recognized	$(2,393)	$(2,608)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(885)	$(1,093)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Benefit obligation actuarial gain (loss)	$96	$(172)
Amortization of net loss	112	92
Settlement loss recognized	—	21
Other comprehensive income (loss)	$208	$(59)

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Interest cost	$76	$83	$91
Amortization of net loss	112	92	85
Settlement loss recognized	—	21	—
Net periodic benefit cost	$188	$196	$176

Assumptions

The discount rates used to determine the benefit obligations as of December 26, 2018 and December 27, 2017 were 3.83% and 3.08%, respectively. The discount rates used to determine net period pension costs for 2018, 2017 and 2016 were 3.08%, 3.31% and 3.62%, respectively.

In determining the discount rate, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments. We use a yield curve based on high quality, long-term corporate bonds to calculate the single equivalent discount rate that results in the same present value as the sum of each of the plan’s estimated benefit payments discounted at their respective spot rates.

Contributions and Expected Future Benefit Payments

We made contributions of $0.2 million and $0.3 million to our defined benefit plans during the years ended December 26, 2018 and December 27, 2017, respectively. We expect to contribute $0.6 million to our defined benefit plans during 2019.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2023 through 2027 are as follows:

Defined Benefit Plans
(In thousands)
2019	$584
2020	263
2021	236
2022	300
2023	393
2024 through 2028	724

Terminated Pension Plan

During 2014, our Board of Directors approved the termination and liquidation of the Advantica Pension Plan (the “Pension Plan”) as of December 31, 2014. During the year ended December 28, 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which are administered by a third-party provider. In addition, during the year ended December 28, 2016, we recognized a $0.1 million of service cost and pre-tax settlement loss of $24.3 million related to the liquidation (included as a component of operating (gains), losses and other charges), reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. See Note 9 and Note 17.

Note 14.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny’s Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 26, 2018, there were 3.6 million shares available for grant under the 2017 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2017 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Performance share awards	$5,039	$7,838	$7,236
Restricted stock units for board members	999	703	374
Total share-based compensation	$6,038	$8,541	$7,610

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were approximately $1.6 million, $3.3 million and $3.0 million during the years ended December 26, 2018, December 27, 2017 and December 28, 2016, respectively.

Performance Share Units

We primarily grant performance share units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies and performance share units containing a performance condition based on the Company’s achievement of certain operating metrics. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the performance share units activity during the year ended December 26, 2018:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,737	$11.11
Granted	471	$16.97
Vested	(489)	$11.43
Forfeited	(31)	$11.65
Outstanding, end of year	1,688	$12.65
Convertible, end of year	630	$9.47

During the year ended December 26, 2018, and included in the performance share units activity table above, we granted certain employees approximately 0.2 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EPS growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $18.17 per share. The performance shares based on the Adjusted EPS growth rate have a grant date fair value of $15.93 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 26, 2018. The performance period for these performance shares is the three year fiscal period beginning December 28, 2017 and ending December 30, 2020. The performance shares will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period. For 2018, 2017 and 2016, the weighted average grant date fair value of awards granted was $16.97, $12.59 and $9.47, respectively.

We made payments of $0.2 million, $3.9 million and $2.5 million in cash during 2018, 2017 and 2016, respectively, related to converted performance share units. The intrinsic value of units converted was $9.8 million, $5.0 million and $3.5 million during 2018, 2017 and 2016, respectively. As of December 26, 2018 and December 27, 2017, we had accrued compensation of $0.4 million and $0.4 million, respectively, included as a component of other current liabilities and $0.2 million and $0.4 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets, which represents future estimated payroll taxes. As of December 26, 2018, we had $8.6 million of unrecognized compensation cost related to unvested performance share unit awards granted, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units

During the year ended December 26, 2018, we granted approximately 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $15.46 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the year ended December 26, 2018, 0.2 million restricted stock units were converted into shares of common stock.

There were 0.8 million and 0.9 million restricted stock units outstanding as of December 26, 2018 and December 27, 2017, respectively. As of December 26, 2018, we had approximately $0.4 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2018, 2017 or 2016.

The following table summarizes information about stock options outstanding and exercisable at December 26, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	900	$3.04
Exercised	(398)	$3.08
Outstanding, end of year	502	$3.02	1.50	$6,649
Exercisable, end of year	502	$3.02	1.50	$6,649

The total intrinsic value of the options exercised was $4.9 million, $2.3 million and $1.4 million during the years ended December 26, 2018, December 27, 2017 and December 28, 2016, respectively.

Note 15.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Current:
Federal	$(632)	$3,688	$4,270
State and local	1,833	2,071	2,316
Foreign	1,042	961	912
Deferred:
Federal	5,432	10,075	8,225
State and local	761	196	619
Increase of valuation allowance	121	216	132
Total provision for income taxes	$8,557	$17,207	$16,474

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 26, 2018	December 27, 2017	December 28, 2016
Statutory provision rate	21%	35%	35%
State and local taxes, net of federal income tax benefit	6	5	9
Wage addback on income tax credits earned	—	2	3
General business credits generated	(5)	(5)	(9)
Foreign tax credits generated	(2)	(2)	(12)
Pension plan liquidation	—	—	18
Share-based compensation	(3)	(3)	—
Impact of tax reform	—	(3)	—
Other	(1)	1	2
Effective tax rate	16%	30%	46%

On December 22, 2017, The Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we revalued our deferred taxes as of December 27, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are realized. The net tax benefit recognized in 2017 related to the Tax Act was $1.6 million.
The 2018 rate was primarily impacted by the Tax Act statutory tax rate reduction, state taxes and the generation of employment and foreign tax credits. In addition, the 2018 rate benefited $1.4 million from items related to share-based compensation. For the 2017 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. The 2017 rate also benefited $1.7 million from share-based compensation and $1.6 million from the revaluing of deferred tax assets and liabilities required under the Tax Act. For the 2016 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes, the generation of employment tax credits, the Pension Plan liquidation, and foreign tax credits generated with the filings of federal amended tax returns. The 2016 rate was impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. In addition, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction, resulting in a net tax benefit of approximately $3.7 million during the year.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 26, 2018	December 27, 2017
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$4,647	$4,364
Capitalized leases	2,045	1,718
Accrued exit cost	445	487
Interest rate swaps	1,157	566
Pension, other retirement and compensation plans	10,568	10,328
Deferred income	5,099	609
Other accruals	633	—
Alternative minimum tax credit carryforwards	928	3,534
General business and foreign tax credit carryforwards - state and federal	11,061	13,355
Net operating loss carryforwards - state	13,899	14,096
Total deferred tax assets before valuation allowance	50,482	49,057
Less: valuation allowance	(13,199)	(13,078)
Total deferred tax assets	37,283	35,979
Deferred tax liabilities:
Intangible assets	(14,631)	(14,578)
Deferred finance costs	(286)	(111)
Fixed assets	(5,033)	(4,179)
Other accruals	—	(166)
Total deferred tax liabilities	(19,950)	(19,034)
Net deferred tax asset	$17,333	$16,945

At December 26, 2018, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $7.4 million, most of which expire between years 2036 and 2038. We also had available alternative minimum tax (“AMT”) credit carryforwards of approximately $0.9 million, which under the Tax Act are now considered refundable credits estimated to be fully received by 2019. We will continue to include the AMT credits in our deferred tax assets until they are fully refunded or utilized.

It is more likely than not that we will be able to utilize our credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

Of the $13.2 million of remaining valuation allowance, approximately $11.8 million represents South Carolina net operating loss carryforwards that will never be utilized.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. In general, Section 382 places annual limitations on the use of certain tax attributes, such as AMT tax credit carryforwards, in existence at the ownership change date. It is our position that any pre-2005 AMT tax credits can be utilized as of December 26, 2018. The occurrence of an additional ownership change could limit our ability to utilize our current income tax credits generated after 2004.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 26, 2018	December 27, 2017
	(In thousands)
Balance, beginning of year	$1,469	$1,180
Increases related to current-year tax positions	941	—
Increases related to prior-year tax positions	530	289
Balance, end of year	$2,940	$1,469

There was no interest expense associated with unrecognized tax benefits for the year ended December 26, 2018 and less than $0.1 million of interest expense associated with unrecognized tax benefits for the year ended December 27, 2017.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. We are currently under federal audit by the Internal Revenue Service for tax year 2016. We remain subject to examination for U.S. federal taxes for 2015, 2017 and 2018 and in the following major state jurisdictions: California (2014-2018), Florida (2015-2018) and Texas (2014-2018).

Note 16.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands, except per share amounts)
Net income	$43,693	$39,594	$19,402

Weighted average shares outstanding - basic	63,364	68,077	75,325
Effect of dilutive share-based compensation awards	2,198	2,326	1,881
Weighted average shares outstanding - diluted	65,562	70,403	77,206

Basic net income per share	$0.69	$0.58	$0.26
Diluted net income per share	$0.67	$0.56	$0.25

Anti-dilutive share-based compensation awards	—	606	—

Note 17.     Shareholders’ Equity

Share Repurchases

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2017 and 2016, the Board approved share repurchase programs for $200 million and $100 million of our common stock, respectively.

In recent years, as part of our previously authorized share repurchase programs, we have entered into variable term, capped accelerated share repurchase (“ASR”) agreements to repurchase our common stock. Pursuant to the terms of these ASR agreements, we pay cash, receive an initial delivery of shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and record treasury stock related to these shares. The remaining balance is recorded as an equity forward contract. When settled, the final delivery of shares is received and treasury stock is recorded related to the additional shares. The total number of shares repurchased is based on a combined discounted volume-weighted average price (“VWAP”) per share, which is determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement.

During 2016, we settled the $50 million ASR agreement with Wells Fargo Bank, National Association that we entered into during 2015 (the “2015 ASR”), recording $13.1 million of treasury stock related to the final delivery of an additional 1.5 million shares of our common stock based on a combined discounted VWAP of $9.90 per share.

In November 2016, we entered into a $25 million ASR agreement with MUFG Securities EMEA plc (“MUFG”) (the “2016 ASR”). We paid $25 million in cash and received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million was recorded as additional paid-in capital in shareholders’ equity as of December 28, 2016 as an equity forward contract. During 2017, we settled the 2016 ASR agreement, recording $6.9 million of treasury stock related to the final delivery of an additional 0.5 million shares of our common stock based on a combined discounted VWAP of $12.36 per share.

In November 2018, we entered into a $25 million ASR agreement with MUFG (the “2018 ASR”). We paid $25 million in cash and received approximately 1.1 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.2 million of treasury stock related to these shares. The remaining balance of $6.8 million was recorded as additional paid-in capital in shareholders’ equity as of December 26, 2018 as an equity forward contract.

During 2018, including shares repurchased under the 2018 ASR, we repurchased a total of 3.9 million shares of our common stock for $61.2 million. In addition to the settlement of the 2016 ASR agreement, during 2017, we repurchased a total of 6.8 million shares for $82.9 million, thus completing the 2016 repurchase program. In addition to the settlement of the 2015 ASR agreement, during 2016, we repurchased 4.6 million shares for $51.8 million, thus completing the 2015 repurchase program. As of December 26, 2018, there was $128.4 million remaining under the 2017 repurchase program.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Benefit obligation actuarial loss	(1,018)	—	(1,018)
Net gain	603	—	603
Amortization of net loss (1)	85	—	85
Settlement loss recognized	24,297	—	24,297
Net change in fair value of derivatives	—	1,693	1,693
Reclassification of derivatives to interest expense (2)	—	(789)	(789)
Income tax expense	(2,148)	(353)	(2,501)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Benefit obligation actuarial loss	(172)	—	(172)
Amortization of net loss (1)	92	—	92
Settlement loss recognized	21	—	21
Net change in fair value of derivatives	—	(1,359)	(1,359)
Reclassification of derivatives to interest expense (2)	—	(72)	(72)
Income tax benefit	22	559	581
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Benefit obligation actuarial gain	96	—	96
Amortization of net loss (1)	112	—	112
Net change in fair value of derivatives	—	(2,595)	(2,595)
Reclassification of derivatives to interest expense (2)	—	307	307
Income tax (expense) benefit	(53)	303	250
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 13 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Income. We expect to reclassify approximately $0.2 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 12 for additional details.

Note 18.     Commitments and Contingencies

We have guarantees related to certain franchisee loans with terms extending from one to less than three years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 26, 2018, no events had occurred that caused us to make payments under the guarantees. There were $2.5 million and $5.1 million of loans outstanding under these programs as of December 26, 2018 and December 27, 2017, respectively. As of December 26, 2018, the maximum amount payable under the loan guarantees was $0.9 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of December 26, 2018 and December 27, 2017, which are included as a component of other noncurrent liabilities in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 26, 2018 consist of the following:

(In thousands)
Less than 1 year	$202,165
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$202,165

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 26, 2018	December 27, 2017	December 28, 2016
	(In thousands)
Income taxes paid, net	$3,254	$6,367	$3,012
Interest paid	$19,447	$14,636	$11,288

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$1,750	$—
Property acquisition payable	$—	$500	$—
Accrued purchase of property	$178	$531	$1,445
Insurance proceeds receivable	$653	$364	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,671	$4,961	$3,597
Execution of capital leases	$3,623	$6,573	$9,597
Treasury stock payable	$72	$120	$313

Note 20.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2018 and 2017 are set forth below:

	Fiscal Year Ended December 26, 2018 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$101,193	$102,741	$103,609	$104,389
Franchise and license revenue	54,080	54,593	54,414	55,160
Total operating revenue	155,273	157,334	158,023	159,549
Total operating costs and expenses, net	138,848	138,374	139,554	139,789
Operating income	$16,425	$18,960	$18,469	$19,760
Net income	$9,759	$11,626	$10,805	$11,503
Basic net income per share (2)	$0.15	$0.18	$0.17	$0.19
Diluted net income per share (2)	$0.15	$0.18	$0.16	$0.18

(1)
During 2018, we adopted ASU 2014-09, which clarifies the principles used to recognize revenue. We elected to apply the modified retrospective method of adoption; therefore, results for reporting periods after December 28, 2017 are presented under the new guidance and prior period amounts have not been adjusted. The increase in operating revenue was primarily the result of recognizing advertising revenue on a gross basis versus recording it on a net basis as previously reported. See Note 3 to our Consolidated Financial Statements for details.

(2)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 27, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$93,779	$98,355	$97,915	$100,303
Franchise and license revenue	34,131	35,021	34,469	35,196
Total operating revenue	127,910	133,376	132,384	135,499
Total operating costs and expenses, net	111,609	116,367	113,849	116,646
Operating income	$16,301	$17,009	$18,535	$18,853
Net income	$8,373	$8,749	$9,325	$13,147
Basic net income per share (1)	$0.12	$0.13	$0.14	$0.20
Diluted net income per share (1)	$0.11	$0.12	$0.13	$0.19

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 21.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2019

DENNY’S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	February 25, 2019
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	February 25, 2019
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	February 25, 2019
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 25, 2019
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 25, 2019
(Bernadette S. Aulestia)

/s/ Gregg R. Dedrick	Director	February 25, 2019
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 25, 2019
(José M. Gutiérrez)

/s/ George W. Haywood	Director	February 25, 2019
(George W. Haywood)

/s/ Robert E. Marks	Director	February 25, 2019
(Robert E. Marks)

/s/ Donald C. Robinson	Director	February 25, 2019
(Donald C. Robinson)

/s/ Laysha Ward	Director	February 25, 2019
(Laysha Ward)