Form 10-Q
period 2019-03-27
DENNYS CORP
filed 2019-05-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File Number 0-18051
DENNY’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$.01 Par Value, Common Stock	DENN	The Nasdaq Stock Market

 As of April 30, 2019, 60,298,826 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 27, 2019	December 26, 2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,897	$5,026
Investments	3,048	1,709
Receivables, net	18,304	26,283
Inventories	2,872	2,993
Assets held for sale	14,956	723
Prepaid and other current assets	7,962	10,866
Total current assets	49,039	47,600
Property, net of accumulated depreciation of $189,939 and $226,620, respectively	108,844	117,251
Financing lease right-of-use assets, net of accumulated amortization of $16,413 and $15,526, respectively	20,962	22,753
Operating lease right-of-use assets	94,249	—
Goodwill	38,124	39,781
Intangible assets, net	56,631	59,067
Deferred financing costs, net	2,183	2,335
Deferred income taxes	20,617	17,333
Other noncurrent assets	31,683	29,229
Total assets	$422,332	$335,349
Liabilities
Current liabilities:
Current finance lease liabilities	$3,487	$3,410
Current operating lease liabilities	17,004	—
Accounts payable	28,584	29,527
Other current liabilities	50,500	61,790
Total current liabilities	99,575	94,727
Long-term liabilities:
Long-term debt	283,500	286,500
Noncurrent finance lease liabilities	25,439	27,181
Noncurrent operating lease liabilities	84,220	—
Liability for insurance claims, less current portion	12,454	12,199
Other noncurrent liabilities	57,365	48,087
Total long-term liabilities	462,978	373,967
Total liabilities	562,553	468,694
Shareholders' deficit
Common stock $0.01 par value; shares authorized - 135,000; March 27, 2019: 108,986 shares issued and 61,038 shares outstanding; December 26, 2018: 108,585 shares issued and 61,533 shares outstanding	$1,090	$1,086
Paid-in capital	598,825	592,944
Deficit	(291,318)	(306,414)
Accumulated other comprehensive loss, net of tax	(16,299)	(4,146)
Treasury stock, at cost, 47,948 and 47,052 shares, respectively	(432,519)	(416,815)
Total shareholders' deficit	(140,221)	(133,345)
Total liabilities and shareholders' deficit	$422,332	$335,349

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$98,545	$101,193
Franchise and license revenue	52,866	54,080
Total operating revenue	151,411	155,273
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	23,905	24,935
Payroll and benefits	39,832	41,226
Occupancy	5,784	5,647
Other operating expenses	14,592	15,050
Total costs of company restaurant sales	84,113	86,858
Costs of franchise and license revenue, excluding depreciation and amortization	27,058	28,556
General and administrative expenses	18,811	16,560
Depreciation and amortization	6,233	6,514
Operating (gains), losses and other charges, net	(8,935)	360
Total operating costs and expenses, net	127,280	138,848
Operating income	24,131	16,425
Interest expense, net	5,407	4,625
Other nonoperating (income) expense, net	(1,423)	212
Net income before income taxes	20,147	11,588
Provision for income taxes	4,657	1,829
Net income	$15,490	$9,759

Basic net income per share	$0.25	$0.15
Diluted net income per share	$0.24	$0.15

Basic weighted average shares outstanding	61,651	64,432
Diluted weighted average shares outstanding	63,683	66,946

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Net income	$15,490	$9,759
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $6 and $6, respectively	16	22
Recognition of unrealized loss on hedge transactions, net of tax of $(4,629) and $(1,085), respectively	(12,169)	(3,113)
Other comprehensive loss	(12,153)	(3,091)
Total comprehensive income	$3,337	$6,668

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	15,490	—	15,490
Other comprehensive loss	—	—	—	—	—	—	(12,153)	(12,153)
Share-based compensation on equity classified awards, net	—	—	—	—	(985)	—	—	(985)
Purchase of treasury stock	—	—	(507)	(8,941)	—	—	—	(8,941)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	347	3	—	—	(3)	—	—	—
Exercise of common stock options	54	1	—	—	106	—	—	107
Balance, March 27, 2019	108,986	$1,090	(47,948)	$(432,519)	$598,825	$(291,318)	$(16,299)	$(140,221)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	9,759	—	9,759
Other comprehensive loss	—	—	—	—	—	—	(3,091)	(3,091)
Share-based compensation on equity classified awards	—	—	—	—	(104)	—	—	(104)
Purchase of treasury stock	—	—	(1,071)	(16,186)	—	—	—	(16,186)
Issuance of common stock for share-based compensation	233	3	—	—	(3)	—	—	—
Exercise of common stock options	286	3	—	—	1,010	—	—	1,013
Balance, March 28, 2018	108,259	$1,083	(44,222)	$(371,812)	$595,069	$(340,348)	$(5,407)	$(121,415)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$15,490	$9,759
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,233	6,514
Operating (gains), losses and other charges, net	(8,935)	360
Amortization of deferred financing costs	152	152
Gain on investments	(39)	—
Gain on early extinguishments of debt and leases	(74)	—
Deferred income tax expense	1,476	1,118
Share-based compensation	2,253	1,350
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	7,428	1,821
Inventories	121	33
Other current assets	2,904	2,739
Other assets	2,897	(160)
Increase (decrease) in liabilities:
Accounts payable	(1,471)	(9,865)
Accrued salaries and vacations	(6,439)	(4,048)
Accrued taxes	(494)	38
Other accrued liabilities	(5,918)	(5,948)
Other noncurrent liabilities	(3,116)	(413)
Net cash flows provided by operating activities	12,468	3,450
Cash flows from investing activities:
Capital expenditures	(3,109)	(4,148)
Acquisition of restaurants and real estate	(4,706)	(8,418)
Proceeds from sales of restaurants and real estate	7,914	4
Investment purchases	(1,300)	—
Collections on notes receivable	425	859
Issuance of notes receivable	(571)	(1,934)
Net cash flows used in investing activities	(1,347)	(13,637)
Cash flows from financing activities:
Revolver borrowings	28,500	39,500
Revolver payments	(31,500)	(16,500)
Long-term debt payments	(795)	(823)
Proceeds from exercise of stock options	107	1,013
Tax withholding on share-based payments	(3,178)	(1,696)
Purchase of treasury stock	(8,089)	(15,691)
Net bank overdrafts	705	3,320
Net cash flows (used in) provided by financing activities	(14,250)	9,123
Decrease in cash and cash equivalents	(3,129)	(1,064)
Cash and cash equivalents at beginning of period	5,026	4,983
Cash and cash equivalents at end of period	$1,897	$3,919

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 27, 2019, the Denny's brand consisted of 1,705 restaurants, 1,535 of which were franchised/licensed restaurants and 170 of which were company operated.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 26, 2018 which are contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 25, 2019.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The new guidance established a right-of-use model (“ROU”) that requires lessees to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Lessees will classify leases as financing or operating. The guidance requires lessors to classify leases as sales-type, direct financing or operating. We elected to apply the modified retrospective transition approach as the date of initial application without restating comparative period financial statements. Results for reporting periods beginning after December 27, 2018 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. Our transition to Topic 842 represents a change in accounting principle.

The new guidance provided a number of optional practical expedients in transition. We elected the package of practical expedients that did not require us to reassess whether existing contracts were or contained leases, lease classification for existing or expired leases or the accounting for initial direct costs that were previously capitalized. In addition, we did not elect the hindsight practical expedient which would have allowed us to reassess lease terms and impairment of the ROU assets, nor did we elect the land easement practical expedient. In preparation for adoption, we completed the implementation of a new lease management system.

Upon adoption of Topic 842, we recorded operating lease liabilities of $101.3 million and ROU assets of $94.1 million related to existing operating leases. In addition, we recorded a cumulative effect adjustment increasing opening deficit by $0.4 million and deferred tax assets by $0.1 million. The lease liabilities were based on the present value of remaining rental payments under previous leasing standards for existing operating leases primarily related to real estate leases. Exit cost and straight-line lease liabilities that existed at the adoption date were reclassified against the ROU assets upon adoption. The amount recorded to opening deficit represents the initial impairment of ROU assets, net of the deferred tax impact.

See Note 3 for further information about our transition to Topic 842 and the newly required disclosures.

Additional new accounting guidance became effective for us as of December 27, 2018 that we reviewed and concluded was either not applicable to our operations or had no material effect on the our Consolidated Financial Statements and related disclosures.

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

Note 3.     Leases

Lessee

We lease certain land, buildings and equipment for our restaurants and support facilities. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. We recognize a lease liability and an ROU asset at the lease commencement date.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.

For operating leases, the ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus any prepaid lease payments, less any accrued lease payments and unamortized lease incentives received, if any. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is initially measured at cost and subsequently amortized using the straight-line method generally from the lease commencement date to the earlier of the end of its useful life or the end of the lease term. ROU assets for operating and finance leases are assessed for impairment using the long-lived assets impairment guidance.

The new lease guidance provides practical expedients and accounting elections for our ongoing accounting after adoption. We elected the practical expedient that allows us to not separate nonlease components from lease components in regards to all leases. Therefore, we do not separate nonlease components, such as common area maintenance, from lease components in these leases. We also elected the portfolio approach in applying the discount rate to our leases.

Key estimates and judgments include how we determine (1) lease payments, (2) lease term and (3) the discount rate used to discount the unpaid lease payments to present value.

We have certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales and some with a fixed base rent adjusted periodically for inflation or changes in fair market value of the underlying real estate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The exercise of lease renewal options is at our sole discretion, except in certain sublease situations in which we have determined that it is reasonably certain that one or more options will be exercised, including where the exercise of a sublease option compels us to exercise the renewal option of the underlying master lease. Renewal option periods are included in the measurement of lease ROU asset and lease liability where the exercise is reasonably certain to occur. Initial terms of land and restaurant building leases generally range from 10 to 20 years, exclusive of options to renew, which are typically for five year periods. Leases of equipment consist primarily of restaurant equipment, computer equipment and vehicles. Initial terms of equipment leases generally range from three to five years.

The discount rate used to determine the present value of the lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as we generally cannot determine the interest rate implicit in the lease.

Lessor

We lease or sublease certain restaurant properties to our franchisees and occasionally to third parties. The lease descriptions, terms, variable lease payments and renewal options are the same as the lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient that allow us to not separate nonlease components from lease components in regards to all leases.

The components of lease expense were as follows:

		Quarter Ended
	Classification	March 27, 2019
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$996
Interest on lease liabilities	Interest expense, net	1,516
Operating lease costs:
Operating lease costs - company	Occupancy	2,503
Operating lease costs - franchise	Costs of franchise and license revenue	3,465
Operating lease costs - general and administrative	General and administrative expenses	26
Variable lease costs:
Variable lease costs - company	Occupancy	1,783
Variable lease costs - franchise	Costs of franchise and license revenue	1,374
Variable lease costs - closed stores	Restructuring charges and exit costs	55
Total lease costs		$11,718

Lease terms and discount rates were as follows:

Quarter Ended
March 27, 2019
Weighted-average remaining lease term (in years)
Finance leases	8.4
Operating leases	8.3
Weighted-average discount rate
Finance leases	24.3%
Operating leases	6.7%

The components of lease income were as follows:

		Quarter Ended
	Classification	March 27, 2019
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$5,425
Operating lease income - closed stores	Restructuring and exist costs	66
Variable lease income	Franchise and license revenue	2,120
Total lease income		$7,611

Cash and supplemental noncash amounts were as follows:

Quarter Ended
March 27, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,516
Operating cash flows from operating leases	6,311
Financing cash flows from finance leases	795
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	5,050

Maturities of lease liabilities and receipts in accordance with Topic 842 as of March 27, 2019 are as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
Remainder of 2019	$6,821	$17,481	$16,107
2020	8,481	20,106	19,257
2021	7,838	16,948	17,351
2022	7,129	14,293	15,685
2023	6,239	11,210	13,466
Thereafter	31,693	54,010	73,083
Total undiscounted cash flows	68,201	134,048	$154,949
Less: interest	39,275	32,824
Present value of lease liabilities	28,926	101,224
Less: current lease liabilities	3,487	17,004
Long-term lease liabilities	$25,439	$84,220

Maturities of lease liabilities in accordance with Topic 840 as of December 26, 2018 are as follows:

	Commitments
	Capital	Operating
	(In thousands)
2019	$9,271	$23,504
2020	8,664	20,161
2021	8,010	17,316
2022	7,320	14,646
2023	6,451	11,881
Thereafter	33,670	49,004
Total	73,386	$136,512
Less imputed interest	42,795
Present value of capital lease obligations	$30,591

Note 4.     Refranchisings and Acquisitions

Refranchisings

The following table summarizes the activity related to our current real estate and development strategy. Gains on the sales of company restaurants and real estate are included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income. See Note 5.

	Quarter Ended
	March 27, 2019	March 28, 2018
	(Dollars in thousands)
Restaurants sold to franchisees	3	—
Gains on sales of company restaurants:
Cash proceeds	$2,833	$—
Less: Property sold	(550)	—
Less: Goodwill related to the sales of company restaurants	(79)	—
Total gains of sales of company restaurants	$2,204	$—

Real estate sold	1	—
Gains on sales of real estate:
Cash proceeds	$4,688	—
Noncash consideration	3,000	—
Less: Property sold	(190)	—
Total gains on sale of real estate	$7,498	$—

In addition to the cash proceeds received on the sale of real estate, we also recorded additional noncash consideration for the fair value of restaurant space we expect to receive within a building being developed by the buyer of the real estate. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in our Condensed Consolidated Balance Sheets. The fair value of the noncash consideration is based upon Level 2 inputs.

As of March 27, 2019, we have recorded assets held for sale at their carrying amount of $15.0 million (comprised of property of $11.7 million, goodwill of $1.6 million and reacquired franchise rights of $1.7 million) related to 48 company restaurants. There were $0.7 million in assets held for sale as of December 26, 2018 related to three company restaurants and one piece of real estate. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our acquisition activity.

	Quarter Ended
	March 27, 2019	March 28, 2018
	(Dollars in thousands)
Restaurants acquired from franchisees	—	5
Purchase price allocation:
Reacquired franchise rights	$—	$5,315
Property	—	1,029
Goodwill	—	1,574
Total purchase price	$—	$7,918

Financing leases recorded	$—	$2,409

Real estate acquired	2	—
Total purchase price	$4,706	$—

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Gains on sales of assets and other, net	(9,475)	(37)
Restructuring charges and exit costs	540	360
Impairment charges	—	37
Operating (gains), losses and other charges, net	$(8,935)	$360

Gains on sales of assets and other, net for the quarter ended March 27, 2019 were primarily comprised of $7.5 million in gains related to the sale of real estate and $2.2 million in gains related to the refranchising of three company restaurants. See Note 4.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Exit costs	$122	$24
Severance and other restructuring charges	418	336
Total restructuring charges and exit costs	$540	$360

Exit cost liabilities were $0.1 million and $1.2 million as of March 27, 2019 and December 26, 2018, respectively. As a result of the adoption of Topic 842, exit cost liabilities related to lease costs are now included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets. See Note 3.

As of March 27, 2019 and December 26, 2018, we had accrued severance and other restructuring charges of $0.8 million and $0.6 million, respectively. The balance as of March 27, 2019 is expected to be paid during the next 12 months.

Note 6.     Receivables

Receivables were comprised of the following:

	March 27, 2019	December 26, 2018
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$9,863	$11,459
Financing receivables from franchisees	3,177	3,211
Vendor receivables	2,782	4,016
Credit card receivables	1,480	5,955
Other	1,306	1,942
Allowance for doubtful accounts	(304)	(300)
Total receivables, net	$18,304	$26,283

Other noncurrent assets:
Financing receivables from franchisees and other	$1,573	$1,528

Note 7.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 26, 2018	$39,781
Adjustments related to the sale of restaurants and reclassifications to assets held for sale	(1,657)
Balance, March 27, 2019	$38,124

Other intangible assets were comprised of the following:

	March 27, 2019		December 26, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	17,537	5,159	19,933	5,119
Intangible assets, net	$61,790	$5,159	$64,186	$5,119

Note 8.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 27, 2019	December 26, 2018
	(In thousands)
Accrued payroll	$17,040	$23,395
Accrued insurance, primarily current portion of liability for insurance claims	7,285	7,323
Accrued taxes	7,173	7,667
Accrued advertising	4,253	7,413
Gift cards	4,776	6,546
Other	9,973	9,446
Other current liabilities	$50,500	$61,790

Note 9.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 27, 2019:
Deferred compensation plan investments (1)	$12,267	$12,267	$—	$—
Interest rate swaps, net (2)	(21,273)	—	(21,273)	—
Investments (3)	3,048	—	3,048	—
Total	$(5,958)	$12,267	$(18,225)	$—

Fair value measurements as of December 26, 2018:
Deferred compensation plan investments (1)	$11,235	$11,235	$—	$—
Interest rate swaps, net (2)	(4,475)	—	(4,475)	—
Investments (3)	1,709	—	1,709	—
Total	$8,469	$11,235	$(2,766)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

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

Note 10.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of March 27, 2019, we had outstanding revolver loans of $283.5 million and outstanding letters of credit under the senior secured revolver of $19.7 million. These balances resulted in availability of $96.8 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.74% and 4.43% as of March 27, 2019 and December 26, 2018, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.72% and 4.48% as of March 27, 2019 and December 26, 2018, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.35% as of March 27, 2019. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 2.25% as of March 27, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 27, 2019.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of March 27, 2019 is as follows:

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

As of March 27, 2019, the fair value of the interest rate swaps was a liability of $21.3 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 16 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 11.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services.

	Quarter Ended
	March 27, 2019	March 28, 2018
	(Dollars in thousands)
Company restaurant sales	$98,545	$101,193
Franchise and license revenue:
Royalties	25,240	25,165
Advertising revenue	18,942	19,310
Initial and other fees	1,139	1,417
Occupancy revenue	7,545	8,188
Franchise and license revenue	52,866	54,080
Total operating revenue	$151,411	$155,273

Balances related to contracts with customers consist of receivables, deferred franchise revenue and deferred gift card revenue. See Note 6 for details on our receivables.

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

(In thousands)
Balance, December 26, 2018	$20,538
Fees received from franchisees	517
Revenue recognized (1)	(642)
Balance, March 27, 2019	20,413
Less current portion included in other current liabilities	2,109
Deferred franchise revenue included in other noncurrent liabilities	$18,304

(1) Of this amount $0.6 million was included in the deferred franchise revenue balance as of December 26, 2018.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 27, 2019 and December 26, 2018 was $4.8 million and $6.5 million, respectively. During the quarter ended March 27, 2019, we recognized revenue of $0.7 million from gift card redemptions at company restaurants.

Note 12.     Share-Based Compensation

Total share-based compensation cost included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Performance share awards	$1,998	$1,078
Restricted stock units for board members	255	272
Total share-based compensation	$2,253	$1,350

Performance Share Units

During the quarter ended March 27, 2019, we granted certain employees approximately 0.3 million performance share units with a grant date fair value of $20.47 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units with a grant date fair value of $17.58 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. The performance period for these performance share units is the three year fiscal period beginning December 27, 2018 and ending December 29, 2021. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the quarter ended March 27, 2019, we issued 0.3 million shares of common stock related to vested performance share units. In addition 0.4 million shares of common stock were deferred and 0.2 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of March 27, 2019, we had approximately $20.6 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which have a weighted average remaining contractual term of 2.3 years.

Restricted Stock Units for Board Members

As of March 27, 2019, we had approximately $0.2 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.2 years.

Note 13.     Income Taxes

The effective income tax rate was 23.1% for the quarter ended March 27, 2019 compared to 15.8% for the prior year period. The 2018 period benefited from a discrete item relating to share-based compensation of 4.7%. Subsequent to the end of the quarter, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. See Note 18.

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands, except for per share amounts)
Net income	$15,490	$9,759

Weighted average shares outstanding - basic	61,651	64,432
Effect of dilutive share-based compensation awards	2,032	2,514
Weighted average shares outstanding - diluted	63,683	66,946

Basic net income per share	$0.25	$0.15
Diluted net income per share	$0.24	$0.15

Anti-dilutive share-based compensation awards	630	471

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Income taxes paid, net	$367	$423
Interest paid	$5,067	$4,272

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$6,333	$3,513
Noncash consideration received in connection with the sale of real estate	$3,000	$—
Execution of finance leases	$—	$2,478
Treasury stock payable	$925	$615

Note 16.     Shareholders' Equity

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

In November 2018, as part of our previously authorized share repurchase programs, we entered into a $25 million accelerated share repurchase (the "ASR") agreement with MUFG Securities EMEA plc (“MUFG”). We paid $25 million in cash and received approximately 1.1 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.2 million of treasury stock related to these shares. The remaining balance of $6.8 million was recorded as additional paid-in capital in shareholders’ deficit as of December 26, 2018 as an equity forward contract.

During the quarter ended March 27, 2019, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.4 million shares of our common stock. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $17.04 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.8 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR, during the quarter ended March 27, 2019, we repurchased a total of 0.5 million of our common stock for approximately $8.9 million. This brings the total amount repurchased under the current repurchase program to 5.1 million shares of our common stock for approximately $80.5 million, leaving approximately $119.5 million that can be used to repurchase our common stock under this program as of March 27, 2019. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Amortization of net loss (1)	22	—	22
Net change in fair value of derivatives	—	(16,774)	(16,774)
Reclassification of derivatives to interest expense, net (2)	—	(24)	(24)
Income tax (expense) benefit related to items of other comprehensive loss	(6)	4,629	4,623
Balance as of March 27, 2019	$(811)	$(15,488)	$(16,299)

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 27, 2019.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. We expect to receive payments from the counterparty and reclassify approximately $0.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

Note 17.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 27, 2019, no events had occurred that caused us to make payments under these guarantees. There were $2.2 million and $2.5 million of loans outstanding under these programs as of March 27, 2019 and December 26, 2018, respectively. As of March 27, 2019, the maximum amount payable under the loan guarantees was $0.8 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both March 27, 2019 and December 26, 2018, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Note 18.     Subsequent Events

During April 2019, we completed an IRS federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we will recognize a net benefit to the provision for income taxes of $2.0 million during the quarter ending June 26, 2019.

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

Factors Impacting Comparability

Impact of New Leases Standard

Upon adoption of Topic 842, we recorded operating lease liabilities of $101.3 million and ROU assets of $94.1 million related to existing operating leases. In addition, we recorded a cumulative effect adjustment increasing opening deficit by $0.4 million and deferred tax assets by $0.1 million. The lease liabilities were based on the present value of remaining rental payments under current leasing standards for existing operating leases primarily related to real estate leases. Exit cost and straight-line lease liabilities that existed at the adoption date were reclassified against the ROU assets upon adoption. The amount recorded to opening deficit represents the initial impairment of ROU assets, net of the deferred tax impact.

We elected to apply the modified retrospective transition approach as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). Results for reporting periods beginning after December 27, 2018 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. See Note 2 and Note 3 for information on the implementation of Topic 842 and its impact on our Condensed Consolidated Financial Statements.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 27, 2019		March 28, 2018
	(Dollars in thousands)
Revenue:
Company restaurant sales	$98,545	65.1%	$101,193	65.2%
Franchise and license revenue	52,866	34.9%	54,080	34.8%
Total operating revenue	151,411	100.0%	155,273	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	23,905	24.3%	24,935	24.6%
Payroll and benefits	39,832	40.4%	41,226	40.7%
Occupancy	5,784	5.9%	5,647	5.6%
Other operating expenses	14,592	14.8%	15,050	14.9%
Total costs of company restaurant sales	84,113	85.4%	86,858	85.8%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	27,058	51.2%	28,556	52.8%
General and administrative expenses	18,811	12.4%	16,560	10.7%
Depreciation and amortization	6,233	4.1%	6,514	4.2%
Operating (gains), losses and other charges, net	(8,935)	(5.9)%	360	0.2%
Total operating costs and expenses, net	127,280	84.1%	138,848	89.4%
Operating income	24,131	15.9%	16,425	10.6%
Interest expense, net	5,407	3.6%	4,625	3.0%
Other nonoperating (income) expense, net	(1,423)	(0.9)%	212	0.1%
Net income before income taxes	20,147	13.3%	11,588	7.5%
Provision for income taxes	4,657	3.1%	1,829	1.2%
Net income	$15,490	10.2%	$9,759	6.3%

Other Data:
Company average unit sales	$582		$565
Franchise average unit sales	$402		$396
Company equivalent units (b)	169		179
Franchise equivalent units (b)	1,534		1,543
Company same-store sales increase (c)(d)	1.5%		3.2%
Domestic franchise same-store sales increase (c)(d)	1.2%		1.2%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2019 comparable units.

Unit Activity

	Quarter Ended
	March 27, 2019	March 28, 2018
Company restaurants, beginning of period	173	178
Units opened	—	—
Units acquired from franchisees	—	5
Units sold to franchisees	(3)	—
Units closed	—	(1)
End of period	170	182

Franchised and licensed restaurants, beginning of period	1,536	1,557
Units opened	2	10
Units purchased from Company	3	—
Units acquired by Company	—	(5)
Units closed	(6)	(20)
End of period	1,535	1,542
Total restaurants, end of period	1,705	1,724

Company Restaurant Operations

During the quarter ended March 27, 2019, company restaurant sales decreased $2.6 million, or 2.6%, primarily resulting from ten fewer equivalent company restaurants as compared to the prior year period, partially offset by a 1.5% increase in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.4% for the quarter from 85.8% in the prior year period.

Product costs decreased to 24.3% from 24.6% primarily due to leverage gained from increased pricing, partially offset by higher commodity costs. Payroll and benefits decreased to 40.4% from 40.7% primarily due to a 0.4 percentage point decrease in payroll taxes due to lower FUTA rates and a 0.3 percentage point decrease in workers' compensation costs related to claims development, partially offset by a 0.4 percentage point increase in labor costs. The increase in labor costs primarily resulted from minimum wage increases. Occupancy costs increased to 5.9% from 5.6% primarily due to increases in property insurance costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 27, 2019		March 28, 2018
	(Dollars in thousands)
Utilities	$3,372	3.4%	$3,405	3.4%
Repairs and maintenance	1,888	1.9%	1,890	1.9%
Marketing	3,707	3.8%	3,765	3.7%
Other direct costs	5,625	5.7%	5,990	5.9%
Other operating expenses	$14,592	14.8%	$15,050	14.9%

Decreases in miscellaneous other direct costs more than offset higher third party delivery fees of $0.4 million resulting from increased delivery sales for the quarter.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 27, 2019		March 28, 2018
	(Dollars in thousands)
Royalties	$25,240	47.7%	$25,165	46.5%
Advertising revenue	18,942	35.8%	19,310	35.7%
Initial and other fees	1,139	2.2%	1,417	2.6%
Occupancy revenue	7,545	14.3%	8,188	15.1%
Franchise and license revenue	$52,866	100.0%	$54,080	100.0%

Advertising costs	$18,942	35.8%	$19,310	35.7%
Occupancy costs	5,249	9.9%	5,829	10.8%
Other direct costs	2,867	5.4%	3,417	6.3%
Costs of franchise and license revenue	$27,058	51.2%	$28,556	52.8%

Franchise and license revenue decreased $1.2 million, or 2.2%, for the quarter ended March 27, 2019 compared to the prior year period. Royalties increased $0.1 million, or 0.3%, for the quarter, primarily resulting from a 1.2% increase in domestic same-store sales, partially offset by nine fewer equivalent units for the quarter. The $0.4 million, or 1.9%, decrease in advertising revenue primarily resulting from changes to certain international restaurants' contribution arrangements. Initial and other fees decreased $0.3 million, or 19.6%, as there were fewer closed franchise restaurants in the current year quarter resulting in less accelerated revenue recognition. The decrease in occupancy revenue of $0.6 million, or 7.9%, for the quarter was primarily the result of scheduled lease expirations.

Costs of franchise and license revenue decreased $1.5 million, or 5.2%, for the quarter ended March 27, 2019 compared to the prior year period. Advertising costs decreased $0.4 million, or 1.9%, and occupancy costs decreased $0.6 million, or 10.0%, as a result of the decreases in the related revenues noted above. The decrease in other direct costs of $0.6 million, or 16.1%, resulted primarily from decreases in franchise administrative costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 51.2% for the quarter ended March 27, 2019 from 52.8% for the prior year quarter.
.
Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Share-based compensation	$2,253	$1,350
Other general and administrative expenses	16,558	15,210
Total general and administrative expenses	$18,811	$16,560

Share-based compensation increased $0.9 million primarily resulting from increases in the expected performance of certain share-based compensation awards. Other general and administrative expenses increased by $1.3 million primarily resulting from market valuation changes to our non-qualified deferred compensation plan liabilities. Offsetting gains on the underlying nonqualified deferred plan investments are included as a component of other non-operating income, net.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Depreciation of property and equipment	$4,283	$4,480
Amortization of financing lease ROU assets	995	1,071
Amortization of intangible and other assets	955	963
Total depreciation and amortization expense	$6,233	$6,514

The decrease in depreciation and amortization expense is primarily the result of restaurants sold to franchises during the current quarter.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Gains on sales of assets and other, net	(9,475)	(37)
Restructuring charges and exit costs	540	360
Impairment charges	—	37
Operating (gains), losses and other charges, net	$(8,935)	$360

Gains on sales of assets and other, net for the quarter ended March 27, 2019 were primarily comprised of $7.5 million in gains related to the sale of real estate and $2.2 million in gains related to the refranchising of three company restaurants.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Exit costs	$122	$24
Severance and other restructuring charges	418	336
Total restructuring and exit costs	$540	$360

Operating income was $24.1 million for the quarter ended March 27, 2019 compared to $16.4 million for the quarter ended March 28, 2018.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Interest on credit facilities	$3,394	$2,590
Interest on interest rate swaps	(24)	(140)
Interest on financing lease liabilities	1,516	1,604
Letters of credit and other fees	304	320
Interest income	(42)	(29)
Total cash interest	5,148	4,345
Amortization of deferred financing costs	152	152
Interest accretion on other liabilities	107	128
Total interest expense, net	$5,407	$4,625

Interest expense, net increased by $0.8 million primarily due to rising interest rates and a higher average credit facility balance.

Other nonoperating (income) expense, net was income of $1.4 million for the quarter ended March 27, 2019, resulting primarily from gains on deferred compensation plan investments, compared to expense of $0.2 million for the prior year period, resulting primarily from losses on deferred compensation plan investments.

Provision for income taxes was $4.7 million for the quarter ended March 27, 2019 compared to $1.8 million for the quarter ended March 28, 2018. The effective tax rate was 23.1% compared to 15.8%. The 2018 period benefited from a discrete item relating to share-based compensation of 4.7%. We expect the 2019 fiscal year effective tax rate to be between 20% and 23%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $15.5 million for the quarter ended March 27, 2019 compared with $9.8 million for the quarter ended March 28, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Net cash provided by operating activities	$12,468	$3,450
Net cash used in investing activities	(1,347)	(13,637)
Net cash (used in) provided by financing activities	(14,250)	9,123
Decrease in cash and cash equivalents	$(3,129)	$(1,064)

Net cash flows provided by operating activities were $12.5 million for the quarter ended March 27, 2019 compared to $3.5 million for the quarter ended March 28, 2018. The increase in cash flows provided by operating activities was primarily due to the reduction in accounts receivable and the timing of accounts payable during the quarter ended March 27, 2019. We believe that our estimated cash flows from operations for 2019, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $1.3 million for the quarter ended March 27, 2019. These cash flows were primarily comprised of capital expenditures of $3.1 million, acquisitions of real estate of $4.7 million, and investment purchases of $1.3 million, partially offset by proceeds from sale of restaurants and real estate of $7.9 million. Net cash flows used in investing activities were $13.6 million for the quarter ended March 28, 2018. These cash flows were primarily comprised of capital expenditures of $4.1 million, acquisitions of restaurants of $8.4 million and notes receivable issuances of $1.9 million. Cash flows for acquisitions included $7.9 million for the reacquisition of five franchised restaurants and $0.5 million related to a prior year acquisition.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 27, 2019	March 28, 2018
	(In thousands)
Facilities	$1,064	$2,208
New construction	1,320	205
Remodeling	349	126
Information technology	332	215
Other	44	1,394
Capital expenditures (excluding acquisitions)	$3,109	$4,148

Capital expenditures and acquisitions for fiscal 2019 are expected to be approximately $35 to $40 million, including between $20 and $25 million of real estate acquisitions through like-kind exchanges.

Cash flows used in financing activities were $14.3 million for the quarter ended March 27, 2019, which included cash payments for stock repurchases of $8.1 million and net long-term debt repayments of $3.8 million. Cash flows provided by financing activities were $9.1 million for the quarter ended March 28, 2018, which included net long-term debt borrowings of $22.2 million, partially offset by cash payments for stock repurchases of $15.7 million.

Our working capital deficit was $50.5 million at March 27, 2019 compared to $47.1 million at December 26, 2018. The increase in working capital deficit was primarily related the adoption of Topic 842, which resulted in the recognition of $17.0 million in current operating lease liabilities as of March 27, 2019, partially offset by the payout of accrued incentive compensation and reduction of accrued advertising and gift cards during the quarter ended March 27, 2019. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 27, 2019, we had outstanding revolver loans of $283.5 million and outstanding letters of credit under the senior secured revolver of $19.7 million. These balances resulted in availability of $96.8 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.74% as of March 27, 2019. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.72% as of March 27, 2019.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.35% as of March 27, 2019. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 225 basis points as of March 27, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 27, 2019.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of March 27, 2019 is as follows:

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

As of March 27, 2019, the fair value of the interest rate swaps was a liability of $21.3 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

With the exception of changes in the fair value of our interest rate swaps and the related expected reclassification from accumulated other comprehensive loss, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 9, 10 and 16 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

During the first quarter of 2019, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 842, Leases. These new controls resulted in changes to the leasing process and related procedures for internal control over financial reporting. We are currently evaluating how these changes impact the effectiveness of internal controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 17 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 27, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 27, 2018 - January 23, 2019	104		$16.93		104		$126,626
January 24, 2019 - February 20, 2019	103		17.73		103		$124,800
February 21, 2019 - March 27, 2019	689	(3)	17.39	(3)	689	(3)	$119,450
Total	896		$17.37	(3)	896

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 27, 2019, taking into consideration the settlement of the ASR agreement (described below), we purchased 895,918 shares of our common stock for an aggregate consideration of approximately $8.9 million pursuant to the share repurchase program.

(3)
Includes the settlement of the $6.8 million equity forward contract and the final delivery of 0.4 million shares of our common stock received under the ASR agreement we entered in November 2018 to repurchase an aggregate $25 million of our common stock. In total 1.5 million shares of our common stock were repurchased pursuant to the ASR agreement at an average purchase price of $17.04.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers).

10.2	2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting).

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date:	May 3, 2019	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 3, 2019	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller