Form 10-Q
period 2019-06-26
DENNY'S Corp
filed 2019-07-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2019

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
(Zip Code)

(864) 597-8000
(Registrant’s telephone number, including are a code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$.01 Par Value, Common Stock	DENN	The Nasdaq Stock Market LLC

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

As of July 24, 2019, 59,427,331 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 26, 2019	December 26, 2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,292	$5,026
Investments	3,115	1,709
Receivables, net	18,628	26,283
Inventories	2,347	2,993
Assets held for sale	15,420	723
Prepaid and other current assets	15,615	10,866
Total current assets	57,417	47,600
Property, net of accumulated depreciation of $160,548 and $226,620, respectively	97,047	117,251
Financing lease right-of-use assets, net of accumulated amortization of $13,282 and $15,526, respectively	16,701	22,753
Operating lease right-of-use assets	115,338	—
Goodwill	37,080	39,781
Intangible assets, net	55,736	59,067
Deferred financing costs, net	2,031	2,335
Deferred income taxes	20,848	17,333
Other noncurrent assets	36,538	29,229
Total assets	$438,736	$335,349
Liabilities
Current liabilities:
Current finance lease liabilities	$2,651	$3,410
Current operating lease liabilities	16,999	—
Accounts payable	25,237	29,527
Other current liabilities	53,842	61,790
Total current liabilities	98,729	94,727
Long-term liabilities:
Long-term debt	271,000	286,500
Noncurrent finance lease liabilities	20,470	27,181
Noncurrent operating lease liabilities	107,368	—
Liability for insurance claims, less current portion	12,642	12,199
Other noncurrent liabilities	71,099	48,087
Total long-term liabilities	482,579	373,967
Total liabilities	581,308	468,694
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 26, 2019: 109,291 shares issued and 59,807 shares outstanding; December 26, 2018: 108,585 shares issued and 61,533 shares outstanding	$1,093	$1,086
Paid-in capital	601,902	592,944
Deficit	(257,079)	(306,414)
Accumulated other comprehensive loss, net of tax	(26,913)	(4,146)
Treasury stock, at cost, 49,484 and 47,052 shares, respectively	(461,575)	(416,815)
Total shareholders' deficit	(142,572)	(133,345)
Total liabilities and shareholders' deficit	$438,736	$335,349

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$95,447	$102,741	$193,992	$203,934
Franchise and license revenue	56,437	54,593	109,303	108,673
Total operating revenue	151,884	157,334	303,295	312,607
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	23,363	25,054	47,268	49,989
Payroll and benefits	36,866	41,065	76,698	82,291
Occupancy	5,498	5,435	11,282	11,082
Other operating expenses	14,103	15,021	28,695	30,071
Total costs of company restaurant sales	79,830	86,575	163,943	173,433
Costs of franchise and license revenue, excluding depreciation and amortization	28,871	29,049	55,929	57,605
General and administrative expenses	18,453	15,597	37,264	32,157
Depreciation and amortization	5,048	6,691	11,281	13,205
Operating (gains), losses and other charges, net	(26,433)	462	(35,368)	822
Total operating costs and expenses, net	105,769	138,374	233,049	277,222
Operating income	46,115	18,960	70,246	35,385
Interest expense, net	5,382	5,385	10,789	10,010
Other nonoperating income, net	(273)	(629)	(1,696)	(417)
Income before income taxes	41,006	14,204	61,153	25,792
Provision for income taxes	6,767	2,578	11,424	4,407
Net income	$34,239	$11,626	$49,729	$21,385

Basic net income per share	$0.57	$0.18	$0.82	$0.33
Diluted net income per share	$0.55	$0.18	$0.79	$0.32

Basic weighted average shares outstanding	60,290	63,644	60,970	64,038
Diluted weighted average shares outstanding	62,082	66,128	62,937	66,552

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Net income	$34,239	$11,626	$49,729	$21,385
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $5, $7, $11 and $13, respectively	16	21	32	43
Changes in the effective portion of the fair value of derivatives, net of tax of $(3,701), $1,117, $(8,323) and $68, respectively	(10,619)	3,201	(22,771)	192
Reclassification of derivatives to interest expense, net of tax of $(3), $58, $(10) and $22, respectively	(11)	168	(28)	64
Other comprehensive (loss) income	(10,614)	3,390	(22,767)	299
Total comprehensive income	$23,625	$15,016	$26,962	$21,684

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended June 26, 2019 and June 27, 2018
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 27, 2019	108,986	$1,090	(47,948)	$(432,519)	$598,825	$(291,318)	$(16,299)	$(140,221)
Net income	—	—	—	—	—	34,239	—	34,239
Other comprehensive loss	—	—	—	—	—	—	(10,614)	(10,614)
Share-based compensation on equity classified awards	—	—	—	—	2,637	—	—	2,637
Purchase of treasury stock	—	—	(1,536)	(29,056)	—	—	—	(29,056)
Issuance of common stock for share-based compensation	118	2	—	—	(2)	—	—	—
Exercise of common stock options	187	1	—	—	442	—	—	443
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 28, 2018	108,259	$1,083	(44,222)	$(371,812)	$595,069	$(340,348)	$(5,407)	$(121,415)
Net income	—	—	—	—	—	11,626	—	11,626
Other comprehensive income	—	—	—	—		—	3,390	3,390
Share-based compensation on equity classified awards	—	—	—	—	1,180	—	—	1,180
Purchase of treasury stock	—	—	(792)	(12,658)	—	—	—	(12,658)
Issuance of common stock for share-based compensation	211	1	—	—	(1)	—	—	—
Balance, June 27, 2018	108,470	$1,084	(45,014)	$(384,470)	$596,248	$(328,722)	$(2,017)	$(117,877)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 26, 2019 and June 27, 2018
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	49,729	—	49,729
Other comprehensive loss	—	—	—	—	—	—	(22,767)	(22,767)
Share-based compensation on equity classified awards	—	—	—	—	1,652	—	—	1,652
Purchase of treasury stock	—	—	(2,043)	(37,997)	—	—	—	(37,997)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	465	5	—	—	(5)	—	—	—
Exercise of common stock options	241	2	—	—	548	—	—	550
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	21,385	—	21,385
Other comprehensive income	—	—	—	—	—	—	299	299
Share-based compensation on equity classified awards	—	—	—	—	1,076	—	—	1,076
Purchase of treasury stock	—	—	(1,863)	(28,844)	—	—	—	(28,844)
Issuance of common stock for share-based compensation	444	4	—	—	(4)	—	—	—
Exercise of common stock options	286	3	—	—	1,010	—	—	1,013
Balance, June 27, 2018	108,470	$1,084	(45,014)	$(384,470)	$596,248	$(328,722)	$(2,017)	$(117,877)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 26, 2019	June 27, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$49,729	$21,385
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,281	13,205
Operating (gains), losses and other charges, net	(35,368)	822
Amortization of deferred financing costs	304	303
Gain on investments	(106)	—
Gain on early extinguishments of debt and leases	(83)	(161)
Deferred income tax expense	4,944	2,896
Share-based compensation	4,966	2,561
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	7,545	2,323
Inventories	646	38
Other current assets	(4,748)	(253)
Other assets	6,110	(445)
Increase (decrease) in liabilities:
Accounts payable	(2,190)	(7,280)
Accrued salaries and vacations	(4,597)	(2,029)
Accrued taxes	(952)	428
Other accrued liabilities	(4,264)	(6,352)
Other noncurrent liabilities	(8,062)	(1,345)
Net cash flows provided by operating activities	25,155	26,096
Cash flows from investing activities:
Capital expenditures	(6,777)	(9,512)
Acquisition of restaurants and real estate	(4,706)	(10,416)
Deposits on acquisitions of real estate	(4,320)	—
Proceeds from sales of restaurants, real estate and other assets	47,938	4
Investment purchases	(1,300)	—
Collections on notes receivable	858	1,921
Issuance of notes receivable	(718)	(2,455)
Net cash flows provided by (used in) investing activities	30,975	(20,458)
Cash flows from financing activities:
Revolver borrowings	66,500	66,500
Revolver payments	(82,000)	(43,500)
Long-term debt payments	(1,547)	(1,643)
Proceeds from exercise of stock options	550	1,013
Tax withholding on share-based payments	(3,178)	(1,696)
Purchase of treasury stock	(37,266)	(28,964)
Net bank overdrafts	(1,923)	1,419
Net cash flows used in financing activities	(58,864)	(6,871)
Decrease in cash and cash equivalents	(2,734)	(1,233)
Cash and cash equivalents at beginning of period	5,026	4,983
Cash and cash equivalents at end of period	$2,292	$3,750

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 26, 2019, the Denny's brand consisted of 1,702 restaurants, 1,569 of which were franchised/licensed restaurants and 133 of which were company operated.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The new guidance established a right-of-use model (“ROU”) that requires lessees to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Lessees classify leases as financing or operating. The guidance requires lessors to classify leases as sales-type, direct financing or operating. We elected to apply the modified retrospective transition approach as the date of initial application without restating comparative period financial statements. Results for reporting periods beginning after December 26, 2018 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. Our transition to Topic 842 represents a change in accounting principle.

The new guidance provided a number of optional practical expedients in transition. We elected the package of practical expedients that permitted us not to reassess our prior conclusions regarding lease identification, lease classification or initial direct costs. In addition, we did not elect the practical expedient which would have permitted us to use hindsight in evaluating our leases, nor did we elect the land easement practical expedient. In preparation for adoption, we implemented a new lease management system.

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

Additional new accounting guidance became effective for us as of December 27, 2018 that we reviewed and concluded was either not applicable to our operations or had no material effect on our consolidated financial statements and related disclosures.

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

Note 3.     Leases

Lessee

We lease certain real estate and equipment for our restaurants and support facilities. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability and an ROU asset at the lease commencement date.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.

Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for initial direct costs, prepayments, accrued payments and lease incentives, if any. Lease cost is recognized on a straight-line basis over the lease term. Finance lease ROU assets are initially measured at cost and subsequently amortized on a straight-line basis over the lesser of the useful life or the lease term. ROU assets are assessed for impairment using the long-lived assets impairment guidance.

The new lease guidance provides practical expedients and accounting elections for our ongoing accounting after adoption. We elected the practical expedient to not separate nonlease components (such as common area maintenance) from lease components in regard to all leases and the portfolio approach in applying the discount rate to our leases.

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

The exercise of lease renewal options is at our sole discretion, except in certain sublease situations in which we have determined that it is reasonably certain that one or more options will be exercised, including where the exercise of a sublease option compels us to exercise the renewal option of the underlying master lease. Renewal option periods are included in the measurement of lease ROU asset and lease liability where the exercise is reasonably certain to occur. Initial terms of real estate leases generally range from 10 to 20 years, exclusive of options to renew, which are typically for five year periods. Leases of equipment consist primarily of restaurant equipment, computer equipment and vehicles. Initial terms of equipment leases generally range from three to five years.

The discount rate used to determine the present value of the lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as we generally cannot determine the interest rate implicit in the lease.

Lessor

We lease or sublease certain restaurant properties to our franchisees and occasionally to third parties. The lease descriptions, terms, variable lease payments and renewal options are the same as the lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient to not separate nonlease components from lease components in regard to all leases.

The components of lease costs were as follows:

		Quarter Ended	Two Quarters Ended
	Classification	June 26, 2019	June 26, 2019
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$885	$1,881
Interest on lease liabilities	Interest expense, net	1,318	2,834
Operating lease costs:
Operating lease costs - company	Occupancy	2,476	4,979
Operating lease costs - franchise	Costs of franchise and license revenue	3,611	7,076
Operating lease costs - general and administrative	General and administrative expenses	27	53
Variable lease costs:
Variable lease costs - company	Occupancy	1,812	3,668
Variable lease costs - franchise	Costs of franchise and license revenue	1,512	2,938
Variable lease costs - general and administrative	General and administrative expenses	5	10
Variable lease costs - closed stores	Restructuring charges and exit costs	—	55
Sublease income	Franchise and license revenue	(6,249)	(12,008)
Total lease costs		$5,397	$11,486

Lease terms and discount rates were as follows:

June 26, 2019
Weighted-average remaining lease term (in years)
Finance leases	9.0
Operating leases	9.5
Weighted-average discount rate
Finance leases	24.3%
Operating leases	6.4%

The components of lease income were as follows:

		Quarter Ended	Two Quarters Ended
	Classification	June 26, 2019	June 26, 2019
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$5,846	$11,271
Operating lease income - closed stores	Restructuring and exist costs	66	132
Variable lease income - franchise	Franchise and license revenue	2,280	4,400
Variable lease income - closed stores	Restructuring charges and exit costs	12	24
Total lease income		$8,204	$15,827

Cash and supplemental noncash amounts were as follows:

	Quarter Ended	Two Quarters Ended
	June 26, 2019	June 26, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,318	$2,834
Operating cash flows from operating leases	6,441	12,752
Financing cash flows from finance leases	752	1,547
Right-of-use assets obtained in exchange for new finance lease liabilities	305	305
Right-of-use assets obtained in exchange for new operating lease liabilities	22,481	27,531

Maturities of lease liabilities and receipts in accordance with Topic 842 as of June 26, 2019 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
Remainder of 2019	$3,554	$12,440	$13,070
2020	6,625	22,390	24,202
2021	6,101	19,576	22,100
2022	5,836	17,309	19,961
2023	5,149	14,536	17,012
Thereafter	29,974	82,149	105,310
Total undiscounted cash flows	57,239	168,400	$201,655
Less: interest	34,118	44,033
Present value of lease liabilities	23,121	124,367
Less: current lease liabilities	2,651	16,999
Long-term lease liabilities	$20,470	$107,368

Maturities of lease liabilities in accordance with Topic 840 as of December 26, 2018 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2019	$9,271	$23,504	$21,001
2020	8,664	20,161	18,493
2021	8,010	17,316	16,573
2022	7,320	14,646	14,887
2023	6,451	11,881	12,932
Thereafter	33,670	49,004	65,273
Total	73,386	$136,512	$149,159
Less imputed interest	42,795
Present value of capital lease obligations	$30,591

Note 4.     Refranchisings and Acquisitions

Refranchisings

The following table summarizes the activity related to our current refranchising and development strategy. Gains on the sales of company restaurants and real estate are included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income. See Note 5.

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(Dollars in thousands)
Restaurants sold to franchisees	37	—	40	—
Gains on sales of company restaurants:
Cash proceeds	$36,004	$—	$38,837	$—
Notes receivable	470	—	470	—
Less: Property sold	(9,675)	—	(10,225)	—
Less: Goodwill	(925)	—	(1,004)	—
Less: Intangibles	(1,646)	—	(1,646)	—
Total gains of sales of company restaurants	$24,228	$—	$26,432	$—

Real estate parcels sold	3	—	4	—
Gains on sales of real estate:
Cash proceeds	$3,850	$—	$8,538	$—
Noncash consideration	—	—	3,000	—
Less: Property sold	(756)	—	(946)	—
Less: Other assets	(6)	—	(6)	—
Total gains on sales of real estate	$3,088	$—	$10,586	$—

In addition to the cash proceeds received on the sale of real estate during the first quarter, we also recorded additional noncash consideration for the fair value of restaurant space we expect to receive within a building being developed by the buyer of the real estate. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in our Condensed Consolidated Balance Sheets. The fair value of the noncash consideration is based upon Level 2 inputs.

As of June 26, 2019, we have recorded assets held for sale at their carrying amount of $15.4 million (comprised of property of $13.4 million, goodwill of $1.7 million, reacquired franchise rights of $0.2 million and other assets of $0.1 million) related to 49 company restaurants and one piece of real estate. There were $0.7 million in assets held for sale as of December 26, 2018 related to three company restaurants and one piece of real estate.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our acquisition activity.

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(Dollars in thousands)
Restaurants acquired from franchisees	—	1	—	6
Purchase price allocation:
Reacquired franchise rights	$—	$119	$—	$5,434
Property	—	92	—	1,121
Goodwill	—	—	—	1,574
Total purchase price	$—	$211	$—	$8,129

Financing leases recorded	$—	$—	$—	$2,409

Real estate parcels acquired	—	1	2	1
Total purchase price	$—	$1,787	$4,706	$1,787

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Gains on sales of assets and other, net	(26,839)	(27)	(36,314)	(64)
Restructuring charges and exit costs	406	408	946	768
Impairment charges	—	81	—	118
Operating (gains), losses and other charges, net	$(26,433)	$462	$(35,368)	$822

Gains on sales of assets and other, net were primarily the result of sales of company restaurants and real estate as part of our refranchising and development strategy. See Note 4.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Exit costs	$52	$275	$174	$299
Severance and other restructuring charges	354	133	772	469
Total restructuring charges and exit costs	$406	$408	$946	$768

Exit cost liabilities were $0.1 million and $1.2 million as of June 26, 2019 and December 26, 2018, respectively. As a result of the adoption of Topic 842, exit cost liabilities related to lease costs are now included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets. See Note 3.

As of both June 26, 2019 and December 26, 2018, we had accrued severance and other restructuring charges of $0.6 million. The balance as of June 26, 2019 is expected to be paid during the next 12 months.

Note 6.     Receivables

Receivables were comprised of the following:

	June 26, 2019	December 26, 2018
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$11,349	$11,459
Financing receivables from franchisees	3,310	3,211
Vendor receivables	2,299	4,016
Credit card receivables	1,263	5,955
Other	692	1,942
Allowance for doubtful accounts	(285)	(300)
Total receivables, net	$18,628	$26,283

Other noncurrent assets:
Financing receivables from franchisees and other	$1,363	$1,528

Note 7.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 26, 2018	$39,781
Adjustments related to the sale of restaurants and reclassifications to assets held for sale	(2,701)
Balance, June 26, 2019	$37,080

Other intangible assets were comprised of the following:

	June 26, 2019		December 26, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	16,826	5,343	19,933	5,119
Intangible assets, net	$61,079	$5,343	$64,186	$5,119

The decreases in goodwill and reacquired franchise rights during the current year were the result of sales of company restaurants and reclassifications to assets held for sale as part of our refranchising and development strategy. See Note 4.

Note 8.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 26, 2019	December 26, 2018
	(In thousands)
Accrued payroll	$18,894	$23,395
Accrued insurance, primarily current portion of liability for insurance claims	7,511	7,323
Accrued taxes	6,715	7,667
Accrued advertising	4,305	7,413
Gift cards	4,754	6,546
Other	11,663	9,446
Other current liabilities	$53,842	$61,790

Note 9.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 26, 2019:
Deferred compensation plan investments (1)	$12,589	$12,589	$—	$—
Interest rate swaps, net (2)	(35,608)	—	(35,608)	—
Investments (3)	3,115	—	3,115	—
Total	$(19,904)	$12,589	$(32,493)	$—

Fair value measurements as of December 26, 2018:
Deferred compensation plan investments (1)	$11,235	$11,235	$—	$—
Interest rate swaps, net (2)	(4,475)	—	(4,475)	—
Investments (3)	1,709	—	1,709	—
Total	$8,469	$11,235	$(2,766)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

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

See Note 4 for the disclosures related to the fair value of assets held for sale and acquired franchise restaurants.

Note 10.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of June 26, 2019, we had outstanding revolver loans of $271.0 million and outstanding letters of credit under the senior secured revolver of $20.5 million. These balances resulted in availability of $108.5 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.74% and 4.43% as of June 26, 2019 and December 26, 2018, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.74% and 4.48% as of June 26, 2019 and December 26, 2018, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.35% as of June 26, 2019. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 2.25% as of June 26, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 26, 2019.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of June 26, 2019 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)	The notional amounts of the swaps entered into on February 15, 2018 increase annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of June 26, 2019, the fair value of the interest rate swaps was a liability of $35.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 16 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 11.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services.

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(Dollars in thousands)
Company restaurant sales	$95,447	$102,741	$193,992	$203,934
Franchise and license revenue:
Royalties	26,672	25,192	51,912	50,357
Advertising revenue	19,884	19,530	38,826	38,840
Initial and other fees	1,755	1,810	2,894	3,227
Occupancy revenue	8,126	8,061	15,671	16,249
Franchise and license revenue	56,437	54,593	109,303	108,673
Total operating revenue	$151,884	$157,334	$303,295	$312,607

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

(In thousands)
Balance, December 26, 2018	$20,538
Fees received from franchisees	2,361
Revenue recognized	(1,289)
Balance, June 26, 2019	21,610
Less current portion included in other current liabilities	2,162
Deferred franchise revenue included in other noncurrent liabilities	$19,448

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 26, 2019 and December 26, 2018 was $4.8 million and $6.5 million, respectively. During the two quarters ended June 26, 2019, we recognized revenue of $1.8 million from gift card redemptions at company restaurants.

Note 12.     Share-Based Compensation

Total share-based compensation cost included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Performance share awards	$2,463	$942	$4,461	$2,020
Restricted stock units for board members	250	269	505	541
Total share-based compensation	$2,713	$1,211	$4,966	$2,561

Performance Share Units

During the two quarters ended June 26, 2019, we granted certain employees 0.3 million performance share units with a grant date fair value of $20.47 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units with a grant date fair value of $17.58 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. The performance period for these performance share units is the three year fiscal period beginning December 27, 2018 and ending December 29, 2021. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the two quarters ended June 26, 2019, we issued 0.3 million shares of common stock related to vested performance share units. In addition 0.4 million shares of common stock were deferred and 0.2 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of June 26, 2019, we had approximately $18.1 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which have a weighted average remaining contractual term of 2.1 years.

Restricted Stock Units for Board Members

During the two quarters ended June 26, 2019, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $19.44 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board. During the two quarters ended June 26, 2019, 0.1 million restricted stock units were converted into shares of common stock. As of June 26, 2019, we had approximately $0.7 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 13.     Income Taxes

The effective income tax rate was 16.5% for the quarter ended and 18.7% for the two quarters ended June 26, 2019, compared to 18.1% and 17.1% for the prior year periods. During the quarter ended June 26, 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we recognized a net benefit of 4.8% and 3.3% for the 2019 quarterly and year-to-date periods, respectively. In addition, the 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 3.6% and 2.8%, respectively. The 2018 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 5.2% and 4.6%, respectively.

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands, except for per share amounts)
Net income	$34,239	$11,626	$49,729	$21,385

Weighted average shares outstanding - basic	60,290	63,644	60,970	64,038
Effect of dilutive share-based compensation awards	1,792	2,484	1,967	2,514
Weighted average shares outstanding - diluted	62,082	66,128	62,937	66,552

Basic net income per share	$0.57	$0.18	$0.82	$0.33
Diluted net income per share	$0.55	$0.18	$0.79	$0.32

Anti-dilutive share-based compensation awards	630	1	630	1

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 26, 2019	June 27, 2018
	(In thousands)
Income taxes paid, net	$11,992	$1,495
Interest paid	$10,230	$9,224

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$7,453	$4,619
Noncash consideration received in connection with the sale of real estate	$3,000	$—
Execution of finance leases	$305	$2,484
Treasury stock payable	$803	$—
Notes received in connection with disposition of property	$470	$—
Insurance proceeds receivable	$—	$282

Note 16.     Shareholders' Deficit

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

During the two quarters ended June 26, 2019, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.4 million shares of our common stock. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $17.04 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.8 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR, during the two quarters ended June 26, 2019, we repurchased a total of 2.0 million of our common stock for approximately $38.0 million. This brings the total amount repurchased under the current repurchase program to 6.6 million shares of our common stock for approximately $109.6 million, leaving approximately $90.4 million that can be used to repurchase our common stock under this program as of June 26, 2019. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Amortization of net loss (1)	43	—	43
Net change in fair value of derivatives	—	(31,094)	(31,094)
Reclassification of derivatives to interest expense, net (2)	—	(38)	(38)
Income tax (expense) benefit related to items of other comprehensive loss	(11)	8,333	8,322
Balance as of June 26, 2019	$(795)	$(26,118)	$(26,913)

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended June 26, 2019.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. See Note 10 for additional details.

Note 17.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 26, 2019, no events had occurred that caused us to make payments under these guarantees. There were $1.8 million and $2.5 million of loans outstanding under these programs as of June 26, 2019 and December 26, 2018, respectively. As of June 26, 2019, the maximum amount payable under the loan guarantees was $0.8 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both June 26, 2019 and December 26, 2018, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

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

We elected to apply the modified retrospective transition approach as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). Results for reporting periods beginning after December 27, 2018 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. See Note 2 and Note 3 for information on the implementation of Topic 842 and its impact on our Condensed Consolidated Financial Statements.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 26, 2019		June 27, 2018		June 26, 2019		June 27, 2018
	(Dollars in thousands)
Revenue:
Company restaurant sales	$95,447	62.8%	$102,741	65.3%	$193,992	64.0%	$203,934	65.2%
Franchise and license revenue	56,437	37.2%	54,593	34.7%	109,303	36.0%	108,673	34.8%
Total operating revenue	151,884	100.0%	157,334	100.0%	303,295	100.0%	312,607	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	23,363	24.5%	25,054	24.4%	47,268	24.4%	49,989	24.5%
Payroll and benefits	36,866	38.6%	41,065	40.0%	76,698	39.5%	82,291	40.4%
Occupancy	5,498	5.8%	5,435	5.3%	11,282	5.8%	11,082	5.4%
Other operating expenses	14,103	14.8%	15,021	14.6%	28,695	14.8%	30,071	14.7%
Total costs of company restaurant sales	79,830	83.6%	86,575	84.3%	163,943	84.5%	173,433	85.0%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	28,871	51.2%	29,049	53.2%	55,929	51.2%	57,605	53.0%
General and administrative expenses	18,453	12.1%	15,597	9.9%	37,264	12.3%	32,157	10.3%
Depreciation and amortization	5,048	3.3%	6,691	4.3%	11,281	3.7%	13,205	4.2%
Operating (gains), losses and other charges, net	(26,433)	(17.4)%	462	0.3%	(35,368)	(11.7)%	822	0.3%
Total operating costs and expenses, net	105,769	69.6%	138,374	87.9%	233,049	76.8%	277,222	88.7%
Operating income	46,115	30.4%	18,960	12.1%	70,246	23.2%	35,385	11.3%
Interest expense, net	5,382	3.5%	5,385	3.4%	10,789	3.6%	10,010	3.2%
Other nonoperating income, net	(273)	(0.2)%	(629)	(0.4)%	(1,696)	(0.6)%	(417)	(0.1)%
Income before income taxes	41,006	27.0%	14,204	9.0%	61,153	20.2%	25,792	8.3%
Provision for income taxes	6,767	4.5%	2,578	1.6%	11,424	3.8%	4,407	1.4%
Net income	$34,239	22.5%	$11,626	7.4%	$49,729	16.4%	$21,385	6.8%

Other Data:
Company average unit sales	$612		$570		$1,193		$1,135
Franchise average unit sales	$419		$402		$821		$798
Company equivalent units (b)	156		180		163		179
Franchise equivalent units (b)	1,543		1,543		1,539		1,543
Company same-store sales increase (c)(d)	4.4%		(0.1)%		2.9%		1.5%
Domestic franchise same-store sales increase (c)(d)	3.7%		(0.8)%		2.5%		0.2%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2019 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Company restaurants, beginning of period	170	182	173	178
Units opened	—	—	—	—
Units acquired from franchisees	—	1	—	6
Units sold to franchisees	(37)	—	(40)	—
Units closed	—	(3)	—	(4)
End of period	133	180	133	180

Franchised and licensed restaurants, beginning of period	1,535	1,542	1,536	1,557
Units opened	6	8	8	18
Units purchased from Company	37	—	40	—
Units acquired by Company	—	(1)	—	(6)
Units closed	(9)	(9)	(15)	(29)
End of period	1,569	1,540	1,569	1,540
Total restaurants, end of period	1,702	1,720	1,702	1,720

Company Restaurant Operations

During the quarter ended June 26, 2019, company restaurant sales decreased $7.3 million, or 7.1%, primarily resulting from 24 fewer equivalent company restaurants as compared to the prior year period, partially offset by a 4.4% increase in company same-store sales. During the two quarters ended June 26, 2019, company restaurant sales decreased $9.9 million, or 4.9%, primarily resulting from 16 fewer equivalent company restaurants as compared to the prior year period, partially offset by a 2.9% increase in company same-store sales. The decrease in equivalent company restaurants was the result of our refranchising and development strategy.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 83.6% for the quarter and 84.5% year-to-date from 84.3% and 85.0%, respectively, in the prior year periods.

Product costs remained relatively constant at 24.5% for the quarter and 24.4% year-to-date compared to 24.4% and 24.5%, respectively, for the prior year periods with offsetting changes in pricing and commodities.

Payroll and benefits were 38.6% for the quarter and 39.5% year-to-date compared to 40.0% and 40.4%, respectively, in the prior year periods. The decrease for the quarter was primarily due to a 0.8 percentage point decrease in payroll taxes and fringe benefits resulting from the impact of refranchising certain restaurants and lower unemployment payroll tax rates and a 0.5 percentage point decrease in workers' compensation costs related to claims development. The quarter ended June 26, 2019 included $0.3 million in favorable workers' compensation experience, as compared to $0.1 million of unfavorable workers' compensation experience in the prior year period. The year-to-date decrease was primarily due to a 0.6 percentage point decrease in payroll taxes and fringe benefits for the reasons described above and a 0.4 percentage point decrease in workers' compensation costs related to claims development. The two quarters ended June 26, 2019 included $0.4 million in favorable workers' compensation experience, as compared to $0.1 million of unfavorable workers' compensation experience in the prior year period.

Occupancy costs were 5.8% for both the quarter and year-to-date compared to 5.3% and 5.4%, respectively, for the prior year periods. The increases for the quarter and year-to-date periods were related to increases in property insurance costs and the impact of refranchising restaurants where we own the real estate.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 26, 2019		June 27, 2018		June 26, 2019		June 27, 2018
	(Dollars in thousands)
Utilities	$3,106	3.3%	$3,359	3.3%	$6,478	3.3%	$6,764	3.3%
Repairs and maintenance	2,080	2.2%	1,887	1.8%	3,968	2.0%	3,777	1.9%
Marketing	3,239	3.4%	3,711	3.6%	6,946	3.6%	7,476	3.7%
Other direct costs	5,678	5.9%	6,064	5.9%	11,303	5.8%	12,054	5.9%
Other operating expenses	$14,103	14.8%	$15,021	14.6%	$28,695	14.8%	$30,071	14.7%

Increases in repairs and maintenance as a percentage of company restaurant sales were primarily related to the timing of sales of company restaurants as part of our refranchising and development strategy.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 26, 2019		June 27, 2018		June 26, 2019		June 27, 2018
	(Dollars in thousands)
Royalties	$26,672	47.3%	$25,192	46.1%	$51,912	47.5%	$50,357	46.3%
Advertising revenue	19,884	35.2%	19,530	35.8%	38,826	35.5%	38,840	35.7%
Initial and other fees	1,755	3.1%	1,810	3.3%	2,894	2.6%	3,227	3.0%
Occupancy revenue	8,126	14.4%	8,061	14.8%	15,671	14.3%	16,249	15.0%
Franchise and license revenue	$56,437	100.0%	$54,593	100.0%	$109,303	100.0%	$108,673	100.0%

Advertising costs	$19,884	35.2%	$19,530	35.8%	$38,826	35.5%	$38,840	35.7%
Occupancy costs	5,512	9.8%	5,645	10.3%	$10,761	9.8%	$11,474	10.6%
Other direct costs	3,475	6.2%	3,874	7.1%	6,342	5.8%	7,291	6.7%
Costs of franchise and license revenue	$28,871	51.2%	$29,049	53.2%	$55,929	51.2%	$57,605	53.0%

Franchise and license revenue increased $1.8 million, or 3.4%, for the quarter and $0.6 million, or 0.6%, year-to-date compared to the prior year periods. Royalties increased $1.5 million, or 5.9%, for the quarter primarily resulting from a 3.7% increase in domestic same-store sales and the impact of our refranchising and development strategy. Year-to-date royalties increased $1.6 million, or 3.1%, primarily resulting from a 2.5% increase in domestic same-store sales and the impact of our refranchising and development strategy, partially offset by four fewer equivalent units for the period.

Advertising revenue increased $0.4 million, or 1.8%, for the quarter compared to the prior year period resulting from the impact of the increase in same-store sales, partially offset by changes to certain international restaurants' contribution arrangements. Year-to-date advertising revenue remained flat, as the impact of the increase in same-store sales was offset by the impact of the changes in international restaurants' contributions. Initial and other fees decreased $0.1 million, or 3.0%, for the quarter and $0.3 million, or 10.3%, year-to-date compared to the prior year periods. The year-to-date decrease was the result of fewer franchise restaurants closed in the current year period resulting in less accelerated revenue recognition. Occupancy revenue increased $0.1 million, or 0.8%, for the quarter and decreased $0.6 million, or 3.6%, year-to-date compared to the prior year periods. The year-to-date decrease was primarily the result of scheduled lease expirations.

Costs of franchise and license revenue decreased $0.2 million, or 0.6%, for the quarter and $1.7 million, or 2.9%, year-to-date compared to the prior year periods. Advertising costs increased $0.4 million, or 1.8%, for the quarter and remained flat year-to-date. Occupancy costs decreased $0.1 million, or 2.4%, for the quarter and $0.7 million, or 6.2%, year-to-date. The changes to advertising costs and occupancy costs were a result of the changes in the related revenues noted above. The decreases in other direct costs of $0.4 million, or 10.3%, for the quarter and $0.9 million, or 13.0%, year-to-date resulted primarily from decreases in franchise administrative costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 51.2% for both the quarter and two quarters ended June 26, 2019 from 53.2% and 53.0% for the prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
General and administrative expenses	$12,436	$13,010	$25,305	$26,473
Share-based compensation	2,713	1,211	4,966	2,561
Incentive compensation	2,919	1,126	5,457	3,093
Deferred compensation valuation adjustments	385	250	1,536	30
Total general and administrative expenses	$18,453	$15,597	$37,264	$32,157

General and administrative expenses decreased by $0.6 million for the quarter and $1.2 million year-to-date primarily due to the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation increased $1.5 million for the quarter and $2.4 million year-to-date. Incentive compensation increased $1.8 million for the quarter and $2.4 million year-to-date. The increases in share-based compensation and incentive compensation primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating income, net.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Depreciation of property and equipment	$3,267	$4,591	$7,550	$9,071
Amortization of financing lease ROU assets	886	1,018	1,881	2,089
Amortization of intangible and other assets	895	1,082	1,850	2,045
Total depreciation and amortization expense	$5,048	$6,691	$11,281	$13,205

The decreases in depreciation and amortization expense during the current year were primarily related to refranchising restaurants and reclassifying certain restaurants to assets held for sale as part of our refranchising and development strategy.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Gains on sales of assets and other, net	(26,839)	(27)	(36,314)	(64)
Restructuring charges and exit costs	406	408	946	768
Impairment charges	—	81	—	118
Operating (gains), losses and other charges, net	$(26,433)	$462	$(35,368)	$822

Gains on sales of assets and other, net for the current year periods were primarily comprised of $24.2 million related to the sales of company restaurants and $3.1 million related to the sale of real estate for the quarter and $26.4 million related to the sales of company restaurants and $10.6 million related to the sale of real estate year-to-date. These sales were part of our refranchising and development strategy.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Exit costs	$52	$275	$174	$299
Severance and other restructuring charges	354	133	772	469
Total restructuring and exit costs	$406	$408	$946	$768

Operating income was $46.1 million for the quarter and $70.2 million year-to-date compared to $19.0 million and $35.4 million, respectively, for the prior year periods.

Interest expense, net was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
	(In thousands)
Interest on credit facilities	$3,541	$3,021	$6,935	$5,611
Interest on interest rate swaps	(14)	226	(38)	86
Interest on financing lease liabilities	1,318	1,570	2,834	3,174
Letters of credit and other fees	320	338	624	658
Interest income	(43)	(49)	(85)	(78)
Total cash interest	5,122	5,106	10,270	9,451
Amortization of deferred financing costs	152	151	304	303
Interest accretion on other liabilities	108	128	215	256
Total interest expense, net	$5,382	$5,385	$10,789	$10,010

Interest expense, net increased by $0.8 million year-to-date primarily due to higher average interest rates.

Other nonoperating income, net was $0.3 million for the quarter and $1.7 million year-to-date, compared to $0.6 million and $0.4 million, respectively, for the prior year periods. Nonoperating income primarily resulted from gains on deferred compensation plan investments.

Provision for income taxes was $6.8 million for the quarter and $11.4 million year-to-date, compared to $2.6 million and $4.4 million for the prior year periods. The effective tax rate was 16.5% for the quarter and 18.7% year-to-date, compared to 18.1% and 17.1% for the prior year periods. During the quarter ended June 26, 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we recognized a net benefit of 4.8% and 3.3% for the 2019 quarterly and year-to-date periods, respectively. In addition, the 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 3.6% and 2.8%, respectively. The 2018 periods included the impact of excess tax benefits relating to share-based compensation of 5.2% and 4.6%, respectively. We expect the 2019 fiscal year effective tax rate to be between 20% and 23%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $34.2 million for the quarter and $49.7 million year-to-date compared with $11.6 million and $21.4 million for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facility (as described below) and proceeds from the sales of company restaurants as part of our refranchising and development strategy. Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 26, 2019	June 27, 2018
	(In thousands)
Net cash provided by operating activities	$25,155	$26,096
Net cash provided by (used in) investing activities	30,975	(20,458)
Net cash used in financing activities	(58,864)	(6,871)
Decrease in cash and cash equivalents	$(2,734)	$(1,233)

Net cash flows provided by operating activities were $25.2 million for the two quarters ended June 26, 2019 compared to $26.1 million for the two quarters ended June 27, 2018. The decrease in cash flows provided by operating activities was primarily due to the timing of prepaid expense payments during the two quarters ended June 26, 2019 and the runoff of working capital deficit following the sales of company restaurants. We believe that our estimated cash flows from operations for 2019, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows provided by investing activities were $31.0 million for the two quarters ended June 26, 2019. These cash flows were primarily comprised of proceeds from sales of restaurants and real estate of $47.9 million, partially offset by capital expenditures of $6.8 million, acquisitions of real estate of $4.7 million, deposits on the acquisition of real estate of $4.3 million, and investment purchases of $1.3 million. Net cash flows used in investing activities were $20.5 million for the two quarters ended June 27, 2018. These cash flows were primarily comprised of capital expenditures of $9.5 million, acquisitions of restaurants and real estate of $10.4 million and notes receivable issuances of $2.5 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 26, 2019	June 27, 2018
	(In thousands)
Facilities	$3,108	$4,462
New construction	1,901	808
Remodeling	1,019	865
Information technology	641	1,336
Other	108	2,041
Capital expenditures (excluding acquisitions)	$6,777	$9,512

Capital expenditures and acquisitions for fiscal 2019 are expected to be between approximately $38 and $43 million, including between $23 and $28 million of real estate acquisitions through like-kind exchanges.

Cash flows used in financing activities were $58.9 million for the two quarters ended June 26, 2019, which included cash payments for stock repurchases of $37.3 million and net long-term debt repayments of $17.0 million. Cash flows used in financing activities were $6.9 million for the two quarters ended June 27, 2018, which included cash payments for stock repurchases of $29.0 million, partially offset by net long-term debt borrowings of $21.4 million,

Our working capital deficit was $41.3 million at June 26, 2019 compared to $47.1 million at December 26, 2018. The decrease in working capital deficit was primarily related the recognition of $15.4 million in assets held for sale related to the anticipated sales of company restaurants, the runoff of working capital deficit following the sales of company restaurants and the timing of payments impacting the receivables balances, partially offset by the adoption of Topic 842, which resulted in the recognition of $17.0 million in current operating lease liabilities as of June 26, 2019. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of June 26, 2019, we had outstanding revolver loans of $271.0 million and outstanding letters of credit under the senior secured revolver of $20.5 million. These balances resulted in availability of $108.5 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.74% as of June 26, 2019. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans remained at 4.74% as of June 26, 2019.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.35% as of June 26, 2019. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 225 basis points as of June 26, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 26, 2019.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of variable interest due on forecasted notional debt obligations. As of June 26, 2019, the fair value of the interest rate swaps was a liability of $35.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

With the exception of changes in the fair value of our interest rate swaps, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 9, 10 and 16 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 26, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 28, 2019 - April 24, 2019	646	$17.72	646	$107,995
April 25, 2019 - May 22, 2019	404	19.27	404	$100,193
May 23, 2019 - June 26, 2019	486	20.13	486	$90,398
Total	1,536	$18.89	1,536

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 26, 2019, we purchased 1,536,132 shares of our common stock for an aggregate consideration of approximately $29.1 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	Summary of Non-Employee Director Compensation as of May 8, 2019.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	July 30, 2019	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	July 30, 2019	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller