Form 10-Q
period 2019-09-25
DENNY'S Corp
filed 2019-10-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2019
OR
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
Yes ☐   No  ☒

As of October 23, 2019, 59,058,729 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 25, 2019	December 26, 2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,020	$5,026
Investments	3,188	1,709
Receivables, net	19,903	26,283
Inventories	1,468	2,993
Assets held for sale	1,419	723
Prepaid and other current assets	11,034	10,866
Total current assets	39,032	47,600
Property, net of accumulated depreciation of $153,175 and $226,620, respectively	98,540	117,251
Financing lease right-of-use assets, net of accumulated amortization of $9,973 and $15,526, respectively	12,410	22,753
Operating lease right-of-use assets, net	143,371	—
Goodwill	36,884	39,781
Intangible assets, net	54,591	59,067
Deferred financing costs, net	1,879	2,335
Deferred income taxes, net	21,423	17,333
Other noncurrent assets	33,301	29,229
Total assets	$441,431	$335,349
Liabilities
Current liabilities:
Current finance lease liabilities	$1,812	$3,410
Current operating lease liabilities	16,718	—
Accounts payable	17,705	29,527
Other current liabilities	51,618	61,790
Total current liabilities	87,853	94,727
Long-term liabilities:
Long-term debt	213,000	286,500
Noncurrent finance lease liabilities	15,407	27,181
Noncurrent operating lease liabilities	137,165	—
Liability for insurance claims, less current portion	12,556	12,199
Other noncurrent liabilities	94,196	48,087
Total long-term liabilities	472,324	373,967
Total liabilities	560,177	468,694
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 25, 2019: 109,413 shares issued and 59,340 shares outstanding; December 26, 2018: 108,585 shares issued and 61,533 shares outstanding	$1,094	$1,086
Paid-in capital	604,406	592,944
Deficit	(207,957)	(306,414)
Accumulated other comprehensive loss, net of tax	(41,907)	(4,146)
Treasury stock, at cost, 50,073 and 47,052 shares, respectively	(474,382)	(416,815)
Total shareholders' deficit	(118,746)	(133,345)
Total liabilities and shareholders' deficit	$441,431	$335,349

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$63,582	$103,609	$257,574	$307,543
Franchise and license revenue	60,676	54,414	169,979	163,087
Total operating revenue	124,258	158,023	427,553	470,630
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	15,603	25,303	62,871	75,292
Payroll and benefits	23,777	41,041	100,475	123,332
Occupancy	4,301	6,083	15,583	17,165
Other operating expenses	10,625	15,419	39,320	45,490
Total costs of company restaurant sales	54,306	87,846	218,249	261,279
Costs of franchise and license revenue, excluding depreciation and amortization	31,136	28,174	87,065	85,779
General and administrative expenses	16,395	15,981	53,659	48,138
Depreciation and amortization	4,338	6,760	15,619	19,965
Operating (gains), losses and other charges, net	(50,091)	793	(85,459)	1,615
Total operating costs and expenses, net	56,084	139,554	289,133	416,776
Operating income	68,174	18,469	138,420	53,854
Interest expense, net	4,188	5,314	14,977	15,324
Other nonoperating income, net	(415)	(460)	(2,111)	(877)
Income before income taxes	64,401	13,615	125,554	39,407
Provision for income taxes	15,279	2,810	26,703	7,217
Net income	$49,122	$10,805	$98,851	$32,190

Basic net income per share	$0.83	$0.17	$1.64	$0.50
Diluted net income per share	$0.80	$0.16	$1.58	$0.49

Basic weighted average shares outstanding	59,430	63,246	60,457	63,774
Diluted weighted average shares outstanding	61,189	65,522	62,370	66,122

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Net income	$49,122	$10,805	$98,851	$32,190
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $6, $7, $17 and $20, respectively	16	21	48	64
Changes in the effective portion of the fair value of derivatives, net of tax of $(5,251), $1,543, $(13,574) and $1,611, respectively	(15,067)	4,422	(37,838)	4,614
Reclassification of derivatives to interest expense, net of tax of $21, $40, $11 and $62, respectively	57	115	29	179
Other comprehensive (loss) income	(14,994)	4,558	(37,761)	4,857
Total comprehensive income	$34,128	$15,363	$61,090	$37,047

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended September 25, 2019 and September 26, 2018
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)
Net income	—	—	—	—	—	49,122	—	49,122
Other comprehensive loss	—	—	—	—	—	—	(14,994)	(14,994)
Share-based compensation on equity classified awards, net	—	—	—	—	2,089	—	—	2,089
Purchase of treasury stock	—	—	(589)	(12,807)	—	—	—	(12,807)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Exercise of common stock options	119	1	—	—	415	—	—	416
Balance, September 25, 2019	109,413	$1,094	(50,073)	$(474,382)	$604,406	$(207,957)	$(41,907)	$(118,746)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 27, 2018	108,470	$1,084	(45,014)	$(384,470)	$596,248	$(328,722)	$(2,017)	$(117,877)
Net income	—	—	—	—	—	10,805	—	10,805
Other comprehensive income	—	—	—	—		—	4,558	4,558
Share-based compensation on equity classified awards, net	—	—	—	—	1,052	—	—	1,052
Purchase of treasury stock	—	—	(574)	(8,563)	—	—	—	(8,563)
Issuance of common stock for share-based compensation	3	1	—	—	(1)	—	—	—
Exercise of common stock options	20	—	—	—	45	—	—	45
Balance, September 26, 2018	108,493	$1,085	(45,588)	$(393,033)	$597,344	$(317,917)	$2,541	$(109,980)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 25, 2019 and September 26, 2018
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	98,851	—	98,851
Other comprehensive loss	—	—	—	—	—	—	(37,761)	(37,761)
Share-based compensation on equity classified awards, net	—	—	—	—	3,741	—	—	3,741
Purchase of treasury stock	—	—	(2,632)	(50,804)	—	—	—	(50,804)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	468	5	—	—	(5)	—	—	—
Exercise of common stock options	360	3	—	—	963	—	—	966
Balance, September 25, 2019	109,413	$1,094	(50,073)	$(474,382)	$604,406	$(207,957)	$(41,907)	$(118,746)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	32,190	—	32,190
Other comprehensive income	—	—	—	—	—	—	4,857	4,857
Share-based compensation on equity classified awards, net	—	—	—	—	2,128	—	—	2,128
Purchase of treasury stock	—	—	(2,437)	(37,407)	—	—	—	(37,407)
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	306	3	—	—	1,055	—	—	1,058
Balance, September 26, 2018	108,493	$1,085	(45,588)	$(393,033)	$597,344	$(317,917)	$2,541	$(109,980)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 25, 2019	September 26, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$98,851	$32,190
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,619	19,965
Operating (gains), losses and other charges, net	(85,459)	1,615
Amortization of deferred financing costs	456	455
Gains on investments	(179)	—
Gains on early extinguishments of debt and leases	(157)	(159)
Deferred income tax expense	9,594	5,044
Share-based compensation	7,142	3,661
Changes in assets and liabilities:
Receivables	8,095	3,582
Inventories	1,525	83
Other current assets	(168)	1,292
Other assets	(3,081)	(565)
Operating lease assets/liabilities	(577)	—
Accounts payable	(9,411)	(11,948)
Accrued salaries and vacations	(6,224)	(858)
Accrued taxes	(524)	1,974
Other accrued liabilities	(5,544)	(7,733)
Other noncurrent liabilities	2,068	(2,339)
Net cash flows provided by operating activities	32,026	46,259
Cash flows from investing activities:
Capital expenditures	(12,646)	(17,294)
Acquisition of restaurants and real estate	(9,456)	(10,416)
Deposits on acquisitions of real estate	(1,538)	—
Proceeds from sales of restaurants, real estate and other assets	118,370	969
Investment purchases	(1,300)	(1,709)
Collections on notes receivable	3,027	2,478
Issuance of notes receivable	(822)	(2,525)
Net cash flows provided by (used in) investing activities	95,635	(28,497)
Cash flows from financing activities:
Revolver borrowings	102,500	91,000
Revolver payments	(176,000)	(72,000)
Long-term debt payments	(2,044)	(2,429)
Proceeds from exercise of stock options	966	1,058
Tax withholding on share-based payments	(3,206)	(1,714)
Purchase of treasury stock	(50,649)	(37,108)
Net bank overdrafts	(2,234)	319
Net cash flows used in financing activities	(130,667)	(20,874)
Decrease in cash and cash equivalents	(3,006)	(3,112)
Cash and cash equivalents at beginning of period	5,026	4,983
Cash and cash equivalents at end of period	$2,020	$1,871

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 25, 2019, the Denny's brand consisted of 1,706 restaurants, 1,629 of which were franchised/licensed restaurants and 77 of which were company operated.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The new guidance established a right-of-use ("ROU") model that requires lessees to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Lessees classify leases as financing or operating. The guidance requires lessors to classify leases as sales-type, direct financing or operating. We elected to apply the modified retrospective transition approach as the date of initial application without restating comparative period financial statements. Results for reporting periods beginning after December 26, 2018 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification 840, "Leases (Topic 840)". Our transition to Topic 842 represents a change in accounting principle.

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

See Note 3 for further information about our transition to Topic 842 and the required disclosures.

Accounting Standards to be Adopted

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for initial direct costs, prepayments, accrued payments and lease incentives, if any. Lease cost is recognized on a straight-line basis over the lease term. Operating lease payments are classified as cash flows for operating activities with ROU asset amortization and the change in the lease liability combined as "Operating lease assets/liabilities" in the reconciliation of net income to net cash flows provided by operating activities in the Consolidated Statement of Cash Flows. Finance lease ROU assets are initially measured at cost and subsequently amortized on a straight-line basis over the lesser of the useful life or the lease term. Finance lease payments are classified as cash flows used in financing activities in the Consolidated Statement of Cash Flows. Operating and finance lease ROU assets are assessed for impairment using the long-lived assets impairment guidance.

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

We have certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales and some with a fixed base rent adjusted periodically for inflation or changes in fair market rent rate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease costs were as follows:

		Quarter Ended	Three Quarters Ended
	Classification	September 25, 2019	September 25, 2019
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$592	$2,473
Interest on lease liabilities	Interest expense, net	906	3,740
Operating lease costs:
Operating lease costs - company	Occupancy	1,811	6,824
Operating lease costs - franchise	Costs of franchise and license revenue	4,850	11,926
Operating lease costs - general and administrative	General and administrative expenses	27	80
Variable lease costs:
Variable lease costs - company	Occupancy	1,324	4,992
Variable lease costs - franchise	Costs of franchise and license revenue	1,924	4,862
Variable lease costs - general and administrative	General and administrative expenses	15	25
Variable lease costs - closed stores	Restructuring charges and exit costs	—	55
Sublease income	Franchise and license revenue	(8,156)	(20,164)
Total lease costs		$3,293	$14,813

Lease terms and discount rates were as follows:

September 25, 2019
Weighted-average remaining lease term (in years)
Finance leases	9.6
Operating leases	10.8
Weighted-average discount rate
Finance leases	23.5%
Operating leases	6.1%

The components of lease income were as follows:

		Quarter Ended	Three Quarters Ended
	Classification	September 25, 2019	September 25, 2019
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$7,963	$19,234
Operating lease income - closed stores	Restructuring charges and exit costs	56	188
Variable lease income - franchise	Franchise and license revenue	2,770	7,170
Variable lease income - closed stores	Restructuring charges and exit costs	13	37
Total lease income		$10,802	$26,629

Cash and supplemental noncash amounts were as follows:

	Quarter Ended	Three Quarters Ended
	September 25, 2019	September 25, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$906	$3,740
Operating cash flows from operating leases	6,816	19,569
Financing cash flows from finance leases	497	2,044
Right-of-use assets obtained in exchange for new finance lease liabilities	—	305
Right-of-use assets obtained in exchange for new operating lease liabilities	31,050	58,581

Maturities of lease liabilities and receipts in accordance with Topic 842 as of September 25, 2019 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
Remainder of 2019	$1,256	$6,543	$8,225
2020	4,839	24,749	31,029
2021	4,571	22,629	28,145
2022	4,287	20,469	25,756
2023	3,769	17,875	22,682
Thereafter	25,672	120,696	155,741
Total undiscounted cash flows	44,394	212,961	$271,578
Less: interest	27,175	59,078
Present value of lease liabilities	17,219	153,883
Less: current lease liabilities	1,812	16,718
Long-term lease liabilities	$15,407	$137,165

Maturities of lease liabilities in accordance with Topic 840 as of December 26, 2018 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2019	$9,271	$23,504	$21,001
2020	8,664	20,161	18,493
2021	8,010	17,316	16,573
2022	7,320	14,646	14,887
2023	6,451	11,881	12,932
Thereafter	33,670	49,004	65,273
Total	73,386	$136,512	$149,159
Less imputed interest	42,795
Present value of capital lease obligations	$30,591

Note 4.     Refranchisings and Acquisitions

Refranchisings

The following table summarizes the activity related to our refranchising and development strategy. Gains on the sales of company restaurants and real estate are included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income. See Note 5.

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(Dollars in thousands)
Restaurants sold to franchisees	56	—	96	—
Gains on sales of company restaurants:
Cash proceeds	$68,774	$—	$107,611	$—
Receivables	2,976	—	3,446	—
Less: Property sold	(17,759)	—	(27,984)	—
Less: Goodwill	(1,705)	—	(2,709)	—
Less: Intangibles	(579)	—	(2,225)	—
Less: Deferred gain	(1,350)	—	(1,350)	—
Total gains of sales of company restaurants	$50,357	$—	$76,789	$—

Real estate parcels sold	2	—	6	—
Gains on sales of real estate:
Cash proceeds	$2,142	$—	$10,680	$—
Noncash consideration	—	—	3,000	—
Less: Property sold	(740)	—	(1,686)	—
Less: Other assets	(114)	—	(120)	—
Total gains on sales of real estate	$1,288	$—	$11,874	$—

In addition to the cash proceeds received on the sale of real estate during the first quarter, we also recorded additional noncash consideration for the fair value of restaurant space we expect to receive within a building being developed by the buyer of the real estate. The fair value of this space was determined using a market approach with Level 2 inputs based on third party appraisals of fair values of other similar properties. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in our Condensed Consolidated Balance Sheets.

As of September 25, 2019, we have recorded assets held for sale at their carrying amount of $1.4 million (comprised of property of $1.2 million and goodwill of $0.2 million) related to seven company restaurants. There were $0.7 million in assets held for sale as of December 26, 2018 related to three company restaurants and one piece of real estate.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our restaurant and real estate acquisition activity:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(Dollars in thousands)
Restaurants acquired from franchisees	—	—	—	6
Purchase price allocation:
Reacquired franchise rights	$—	$—	$—	$5,434
Property	—	—	—	1,121
Goodwill	—	—	—	1,574
Total purchase price	$—	$—	$—	$8,129

Financing leases recorded	$—	$—	$—	$2,409

Real estate parcels acquired	2	—	4	1
Total purchase price	$4,750	$—	$9,456	$1,787

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Gains on sales of assets and other, net	$(51,183)	$(695)	$(87,497)	$(759)
Restructuring charges and exit costs	1,092	48	2,038	816
Impairment charges	—	1,440	—	1,558
Operating (gains), losses and other charges, net	$(50,091)	$793	$(85,459)	$1,615

Gains on sales of assets and other, net were primarily the result of sales of company restaurants and real estate as part of our refranchising and development strategy. See Note 4.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Exit costs	$20	$48	$194	$347
Severance and other restructuring charges	1,072	—	1,844	469
Total restructuring charges and exit costs	$1,092	$48	$2,038	$816

Exit cost liabilities were $0.1 million and $1.2 million as of September 25, 2019 and December 26, 2018, respectively. As a result of the adoption of Topic 842, exit cost liabilities related to lease costs are now included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets. See Note 3.

As of September 25, 2019 and December 26, 2018, we had accrued severance and other restructuring charges of $1.1 million and $0.6 million, respectively. The balance as of September 25, 2019 is expected to be paid during the next 12 months.

Impairment charges for the quarter and three quarters ended September 26, 2018 primarily resulted from the impairment of an underperforming unit.

Note 6.     Receivables

Receivables consisted of the following:

	September 25, 2019	December 26, 2018
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,054	$11,459
Financing receivables from franchisees	4,985	3,211
Vendor receivables	1,386	4,016
Credit card receivables	876	5,955
Other	892	1,942
Allowance for doubtful accounts	(290)	(300)
Total receivables, net	$19,903	$26,283

Other noncurrent assets:
Financing receivables from franchisees and other	$450	$1,528

Note 7.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

(In thousands)
Balance, December 26, 2018	$39,781
Adjustments related to the sale of restaurants and reclassifications to assets held for sale	(2,897)
Balance, September 25, 2019	$36,884

Other intangible assets consisted of the following:

	September 25, 2019		December 26, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	16,218	5,834	19,933	5,119
Intangible assets, net	$60,425	$5,834	$64,186	$5,119

The decreases in goodwill and reacquired franchise rights during the current year were the result of sales of company restaurants and reclassifications to assets held for sale as part of our refranchising and development strategy. See Note 4.

Note 8.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 25, 2019	December 26, 2018
	(In thousands)
Accrued payroll	$17,279	$23,395
Accrued insurance, primarily current portion of liability for insurance claims	6,884	7,323
Accrued taxes	7,143	7,667
Accrued advertising	4,500	7,413
Gift cards	4,272	6,546
Other	11,540	9,446
Other current liabilities	$51,618	$61,790

Note 9.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 25, 2019:
Deferred compensation plan investments (1)	$12,661	$12,661	$—	$—
Interest rate swaps, net (2)	(55,848)	—	(55,848)	—
Investments (3)	3,188	—	3,188	—
Total	$(39,999)	$12,661	$(52,660)	$—

Fair value measurements as of December 26, 2018:
Deferred compensation plan investments (1)	$11,235	$11,235	$—	$—
Interest rate swaps, net (2)	(4,475)	—	(4,475)	—
Investments (3)	1,709	—	1,709	—
Total	$8,469	$11,235	$(2,766)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. See Note 4 for the disclosures related to the fair value of assets held for sale and acquired franchise restaurants. The fair value of our senior secured revolver approximates its carrying value since it is a variable rate facility (Level 2).

Note 10.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of September 25, 2019, we had outstanding revolver loans of $213.0 million and outstanding letters of credit under the senior secured revolver of $20.6 million. These balances resulted in availability of $166.4 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.18% and 4.43% as of September 25, 2019 and December 26, 2018, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.44% and 4.48% as of September 25, 2019 and December 26, 2018, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of September 25, 2019. Borrowings under the credit facility bear a tiered interest rate, also based on our consolidated leverage ratio, and was set at LIBOR plus 2.00% as of September 25, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 25, 2019.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of September 25, 2019 is as follows:

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

As of September 25, 2019, the fair value of the interest rate swaps was a liability of $55.8 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 16 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 11.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(Dollars in thousands)
Company restaurant sales	$63,582	$103,609	$257,574	$307,543
Franchise and license revenue:
Royalties	27,830	25,518	79,742	75,875
Advertising revenue	20,756	19,546	59,582	58,386
Initial and other fees	1,356	1,415	4,250	4,642
Occupancy revenue	10,734	7,935	26,405	24,184
Franchise and license revenue	60,676	54,414	169,979	163,087
Total operating revenue	$124,258	$158,023	$427,553	$470,630

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

(In thousands)
Balance, December 26, 2018	$20,538
Fees received from franchisees	4,796
Revenue recognized (1)	(2,077)
Balance, September 25, 2019	23,257
Less current portion included in other current liabilities	2,182
Deferred franchise revenue included in other noncurrent liabilities	$21,075

(1) Of this amount $1.8 million was included in the deferred franchise revenue balance as of December 26, 2018.

As of September 25, 2019, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
2019	$583
2020	2,204
2021	2,017
2022	1,908
2023	1,830
Thereafter	14,715
Deferred franchise revenue	$23,257

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 25, 2019 and December 26, 2018 was $4.3 million and $6.5 million, respectively. During the three quarters ended September 25, 2019, we recognized revenue of $1.8 million from gift card redemptions at company restaurants.

Note 12.     Share-Based Compensation

Total share-based compensation cost included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Performance share awards	$1,957	$902	$6,418	$2,922
Restricted stock units for board members	219	198	724	739
Total share-based compensation	$2,176	$1,100	$7,142	$3,661

Performance Share Units

During the three quarters ended September 25, 2019, we granted certain employees 0.3 million performance share units with a grant date fair value of $20.47 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance share units with a grant date fair value of $17.58 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. The performance period for these performance share units is the three year fiscal period beginning December 27, 2018 and ending December 29, 2021. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the three quarters ended September 25, 2019, we issued 0.4 million shares of common stock related to vested performance share units. In addition 0.4 million shares of common stock were deferred and 0.2 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of September 25, 2019, we had approximately $14.3 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which have a weighted average remaining contractual term of 1.9 years.

Restricted Stock Units for Board Members

During the three quarters ended September 25, 2019, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $19.44 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board. During the three quarters ended September 25, 2019, 0.1 million restricted stock units were converted into shares of common stock. As of September 25, 2019, we had approximately $0.5 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 13.     Income Taxes

The effective income tax rate was 23.7% and 21.3% for the quarter and three quarters ended September 25, 2019, respectively, compared to 20.6% and 18.3% for the prior year periods. The 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 1.0% and 1.8%, respectively. The 2018 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 0.5% and 3.4%, respectively. In addition, during the second quarter of 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we recognized a net benefit of 1.6% for the 2019 year-to-date period.

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands, except for per share amounts)
Net income	$49,122	$10,805	$98,851	$32,190

Weighted average shares outstanding - basic	59,430	63,246	60,457	63,774
Effect of dilutive share-based compensation awards	1,759	2,276	1,913	2,348
Weighted average shares outstanding - diluted	61,189	65,522	62,370	66,122

Basic net income per share	$0.83	$0.17	$1.64	$0.50
Diluted net income per share	$0.80	$0.16	$1.58	$0.49

Anti-dilutive share-based compensation awards	274	—	226	471

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 25, 2019	September 26, 2018
	(In thousands)
Income taxes paid, net	$17,853	$2,347
Interest paid	$14,393	$14,349

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$7,522	$4,671
Noncash consideration received in connection with the sale of real estate	$3,000	$—
Execution of finance leases	$305	$2,850
Treasury stock payable	$228	$419
Receivables in connection with disposition of property	$3,446	$—
Insurance proceeds receivable	$48	$19

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

During the three quarters ended September 25, 2019, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.4 million shares of our common stock. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $17.04 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.8 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR, during the three quarters ended September 25, 2019, we repurchased a total of 2.6 million shares of our common stock for approximately $50.8 million. This brings the total amount repurchased under the current repurchase program to 7.2 million shares of our common stock for approximately $122.4 million, leaving approximately $77.6 million that can be used to repurchase our common stock under this program as of September 25, 2019. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Amortization of net loss (1)	65	—	65
Net change in fair value of derivatives	—	(51,412)	(51,412)
Reclassification of derivatives to interest expense, net (2)	—	40	40
Income tax (expense) benefit related to items of other comprehensive loss	(17)	13,563	13,546
Balance as of September 25, 2019	$(779)	$(41,128)	$(41,907)

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 25, 2019.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. See Note 10 for additional details.

Note 17.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 25, 2019, no events had occurred that caused us to make payments under these guarantees. There were $1.3 million and $2.5 million of loans outstanding under these programs as of September 25, 2019 and December 26, 2018, respectively. As of September 25, 2019, the maximum amount payable under the loan guarantees was $0.8 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 25, 2019 and December 26, 2018, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

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

	Quarter Ended				Three Quarters Ended
	September 25, 2019		September 26, 2018		September 25, 2019		September 26, 2018
	(Dollars in thousands)
Revenue:
Company restaurant sales	$63,582	51.2%	$103,609	65.6%	$257,574	60.2%	$307,543	65.3%
Franchise and license revenue	60,676	48.8%	54,414	34.4%	169,979	39.8%	163,087	34.7%
Total operating revenue	124,258	100.0%	158,023	100.0%	427,553	100.0%	470,630	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	15,603	24.5%	25,303	24.4%	62,871	24.4%	75,292	24.5%
Payroll and benefits	23,777	37.4%	41,041	39.6%	100,475	39.0%	123,332	40.1%
Occupancy	4,301	6.8%	6,083	5.9%	15,583	6.0%	17,165	5.6%
Other operating expenses	10,625	16.7%	15,419	14.9%	39,320	15.3%	45,490	14.8%
Total costs of company restaurant sales	54,306	85.4%	87,846	84.8%	218,249	84.7%	261,279	85.0%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	31,136	51.3%	28,174	51.8%	87,065	51.2%	85,779	52.6%
General and administrative expenses	16,395	13.2%	15,981	10.1%	53,659	12.6%	48,138	10.2%
Depreciation and amortization	4,338	3.5%	6,760	4.3%	15,619	3.7%	19,965	4.2%
Operating (gains), losses and other charges, net	(50,091)	(40.3)%	793	0.5%	(85,459)	(20.0)%	1,615	0.3%
Total operating costs and expenses, net	56,084	45.1%	139,554	88.3%	289,133	67.6%	416,776	88.6%
Operating income	68,174	54.9%	18,469	11.7%	138,420	32.4%	53,854	11.4%
Interest expense, net	4,188	3.4%	5,314	3.4%	14,977	3.5%	15,324	3.3%
Other nonoperating income, net	(415)	(0.3)%	(460)	(0.3)%	(2,111)	(0.5)%	(877)	(0.2)%
Income before income taxes	64,401	51.8%	13,615	8.6%	125,554	29.4%	39,407	8.4%
Provision for income taxes	15,279	12.3%	2,810	1.8%	26,703	6.2%	7,217	1.5%
Net income	$49,122	39.5%	$10,805	6.8%	$98,851	23.1%	$32,190	6.8%

Other Data:
Company average unit sales	$640		$582		$1,820		$1,716
Franchise average unit sales	$421		$409		$1,242		$1,207
Company equivalent units (b)	99		178		141		179
Franchise equivalent units (b)	1,603		1,536		1,560		1,541
Company same-store sales increase (decrease) (c)(d)	(0.2)%		2.1%		2.1%		1.7%
Domestic franchise same-store sales increase (c)(d)	1.2%		0.8%		2.0%		0.4%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2019 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Company restaurants, beginning of period	133	180	173	178
Units opened	—	1	—	1
Units acquired from franchisees	—	—	—	6
Units sold to franchisees	(56)	—	(96)	—
Units closed	—	—	—	(4)
End of period	77	181	77	181

Franchised and licensed restaurants, beginning of period	1,569	1,540	1,536	1,557
Units opened	13	6	21	24
Units purchased from Company	56	—	96	—
Units acquired by Company	—	—	—	(6)
Units closed	(9)	(12)	(24)	(41)
End of period	1,629	1,534	1,629	1,534
Total restaurants, end of period	1,706	1,715	1,706	1,715

Company Restaurant Operations

During the quarter ended September 25, 2019, company restaurant sales decreased $40.0 million, or 38.6%, primarily resulting from 79 fewer equivalent company restaurants as compared to the prior year period and a 0.2% decrease in company same-store sales. During the three quarters ended September 25, 2019, company restaurant sales decreased $50.0 million, or 16.2%, primarily resulting from 38 fewer equivalent company restaurants as compared to the prior year period, partially offset by a 2.1% increase in company same-store sales. The decrease in equivalent company restaurants for both periods was the result of our refranchising and development strategy.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.4% for the quarter from 84.8% in the prior year period and decreased to 84.7% year-to-date from 85.0% in the prior year period.

Product costs remained relatively constant at 24.5% for the quarter and 24.4% year-to-date compared to 24.4% and 24.5%, respectively, for the prior year periods as leverage gained from increased pricing offset impacts of commodity increases.

Payroll and benefits were 37.4% for the quarter and 39.0% year-to-date compared to 39.6% and 40.1%, respectively, in the prior year periods. The decrease for the quarter was primarily due to a 1.1 percentage point decrease in labor and a 0.7 percentage point decrease in payroll taxes and fringe benefits resulting from the leveraging benefit of refranchising restaurants. The quarter also benefited from a 0.5 percentage point decrease in incentive compensation. These decreases were partially offset by a 0.2 percentage point increase in workers' compensation costs related to claims development. The quarter ended September 25, 2019 included $0.2 million in favorable workers' compensation experience compared to $0.7 million of favorable experience in the prior year period. The year-to-date decrease was primarily due to a 0.6 percentage point decrease in payroll taxes and fringe benefits and a 0.3 percentage point decrease in labor resulting from the impact of refranchising restaurants and a 0.2 percentage point decrease in workers' compensation costs related to claims development. The three quarters ended September 25, 2019 included $0.7 million in favorable workers' compensation experience, as compared to $0.6 million of favorable experience in the prior year period.

Occupancy costs were 6.8% for the quarter and 6.0% year-to-date compared to 5.9% and 5.6%, respectively, for the prior year periods. The increases for the quarter and year-to-date periods were related to increases in property insurance costs, unfavorable general liability experience and the impact of refranchising restaurants where we own the real estate. Each of the quarters ended September 25, 2019 and September 26, 2018 included $0.4 million in unfavorable general liability experience. The three quarters ended September 25, 2019 included $0.5 million in unfavorable general liability experience compared to $0.3 million of unfavorable experience in the prior year period.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 25, 2019		September 26, 2018		September 25, 2019		September 26, 2018
	(Dollars in thousands)
Utilities	$2,438	3.8%	$3,926	3.8%	$8,916	3.5%	$10,690	3.5%
Repairs and maintenance	1,774	2.8%	1,870	1.8%	5,742	2.2%	5,647	1.8%
Marketing	2,411	3.8%	3,791	3.7%	9,357	3.6%	11,267	3.7%
Other direct costs	4,002	6.3%	5,832	5.6%	15,305	5.9%	17,886	5.8%
Other operating expenses	$10,625	16.7%	$15,419	14.9%	$39,320	15.3%	$45,490	14.8%

Increases in repairs and maintenance as a percentage of company restaurant sales were primarily related to the sale of company restaurants as part of our refranchising and development strategy. The increase in other direct costs as a percentage of sales for the quarter and year-to-date was primarily the result of unfavorable legal settlement costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 25, 2019		September 26, 2018		September 25, 2019		September 26, 2018
	(Dollars in thousands)
Royalties	$27,830	45.9%	$25,518	46.9%	$79,742	46.9%	$75,875	46.5%
Advertising revenue	20,756	34.2%	19,546	35.9%	59,582	35.1%	58,386	35.8%
Initial and other fees	1,356	2.2%	1,415	2.6%	4,250	2.5%	4,642	2.8%
Occupancy revenue	10,734	17.7%	7,935	14.6%	26,405	15.5%	24,184	14.8%
Franchise and license revenue	$60,676	100.0%	$54,414	100.0%	$169,979	100.0%	$163,087	100.0%

Advertising costs	$20,757	34.2%	$19,546	35.9%	$59,583	35.1%	$58,386	35.8%
Occupancy costs	7,257	12.0%	5,585	10.3%	$18,018	10.6%	$17,059	10.5%
Other direct costs	3,122	5.1%	3,043	5.6%	9,464	5.6%	10,334	6.3%
Costs of franchise and license revenue	$31,136	51.3%	$28,174	51.8%	$87,065	51.2%	$85,779	52.6%

Franchise and license revenue increased $6.3 million, or 11.5%, for the quarter and $6.9 million, or 4.2%, year-to-date compared to the prior year periods. Royalties increased $2.3 million, or 9.1%, for the quarter primarily resulting from a 1.2% increase in domestic same-store sales and a 67 equivalent unit increase from the impact of our refranchising and development strategy. Year-to-date royalties increased $3.9 million, or 5.1%, primarily resulting from a 2.0% increase in domestic same-store sales and a 19 equivalent unit increase.

Advertising revenue increased $1.2 million, or 6.2%, for the quarter and increased $1.2 million, or 2.0%, year-to-date compared to the prior year periods resulting from the impact of the increase in same-store sales and the increase in equivalent units, partially offset by changes to certain international restaurants' contribution arrangements. Initial and other fees decreased $0.1 million, or 4.2%, for the quarter and $0.4 million, or 8.4%, year-to-date compared to the prior year periods. The decrease for the quarter and year-to-date was the result of fewer franchise restaurants closed in the current year period resulting in less accelerated revenue recognition. Occupancy revenue increased $2.8 million, or 35.3%, for the quarter and increased $2.2 million, or 9.2%, year-to-date compared to the prior year periods. These increases were primarily the result of additional leases and subleases to franchisees as a result of our refranchising and development strategy.

Costs of franchise and license revenue increased $3.0 million, or 10.5%, for the quarter and $1.3 million, or 1.5%, year-to-date compared to the prior year periods. Advertising costs increased $1.2 million, or 6.2%, for the quarter and increased $1.2 million, or 2.1%, year-to-date. Occupancy costs increased $1.7 million, or 29.9%, for the quarter and $1.0 million, or 5.6%, year-to-date. The changes to advertising costs and occupancy costs were a result of the changes in the related revenues noted above. Other direct costs increased $0.1 million, or 2.6%, for the quarter and decreased $0.9 million, or 8.4%, year-to-date. The year-to-date decrease resulted primarily from decreases in franchise administration costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 51.3% and 51.2% for the quarter and three quarters ended September 25, 2019 from 51.8% and 52.6% for the prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Corporate administrative expenses	$12,091	$12,779	$37,396	$39,252
Share-based compensation	2,176	1,100	7,142	3,661
Incentive compensation	1,872	1,645	7,329	4,738
Deferred compensation valuation adjustments	256	457	1,792	487
Total general and administrative expenses	$16,395	$15,981	$53,659	$48,138

Corporate administrative expenses decreased by $0.7 million for the quarter and $1.9 million year-to-date primarily due to the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation increased $1.1 million for the quarter and $3.5 million year-to-date. Incentive compensation increased $0.2 million for the quarter and $2.6 million year-to-date. The increases in share-based compensation and incentive compensation primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating income, net.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Depreciation of property and equipment	$2,865	$4,717	$10,415	$13,788
Amortization of financing lease ROU assets	592	1,003	2,473	3,092
Amortization of intangible and other assets	881	1,040	2,731	3,085
Total depreciation and amortization expense	$4,338	$6,760	$15,619	$19,965

The decreases in depreciation and amortization expense during the current year were primarily related to refranchising restaurants and reclassifying certain restaurants to assets held for sale as part of our refranchising and development strategy.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Gains on sales of assets and other, net	$(51,183)	$(695)	$(87,497)	$(759)
Restructuring charges and exit costs	1,092	48	2,038	816
Impairment charges	—	1,440	—	1,558
Operating (gains), losses and other charges, net	$(50,091)	$793	$(85,459)	$1,615

Gains on sales of assets and other, net for the current year periods were primarily comprised of $50.4 million related to the sales of company restaurants and $1.3 million related to the sale of real estate for the quarter and $76.8 million related to the sales of company restaurants and $11.9 million related to the sale of real estate year-to-date. These sales were part of our refranchising and development strategy.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Exit costs	$20	$48	$194	$347
Severance and other restructuring charges	1,072	—	1,844	469
Total restructuring and exit costs	$1,092	$48	$2,038	$816

The increase in severance and other restructuring charges in the current year periods are the result of cost reduction efforts as we move to a more heavily franchised company.

Impairment charges for the quarter and three quarters end September 26, 2018 primarily resulted from the impairment of an underperforming unit.

Operating income was $68.2 million for the quarter and $138.4 million year-to-date compared to $18.5 million and $53.9 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
	(In thousands)
Interest on credit facilities	$2,698	$3,045	$9,633	$8,656
Interest on interest rate swaps, net	78	155	40	241
Interest on financing lease liabilities	906	1,542	3,740	4,716
Letters of credit and other fees	327	322	951	980
Interest income	(60)	(47)	(145)	(125)
Total cash interest	3,949	5,017	14,219	14,468
Amortization of deferred financing costs	152	152	456	455
Interest accretion on other liabilities	87	145	302	401
Total interest expense, net	$4,188	$5,314	$14,977	$15,324

Interest expense, net decreased by $1.1 million for the quarter primarily as a result of lower credit facility and financing lease balances. Interest expense, net decreased by $0.3 million for the year-to-date period as a result of lower financing lease balances, offset by higher interest rates on our credit facility.

Other nonoperating income, net was $0.4 million for the quarter and $2.1 million year-to-date, compared to $0.5 million and $0.9 million, respectively, for the prior year periods. Nonoperating income primarily resulted from gains on deferred compensation plan investments.

Provision for income taxes was $15.3 million for the quarter and $26.7 million year-to-date, compared to $2.8 million and $7.2 million for the prior year periods. The effective tax rate was 23.7% for the quarter and 21.3% year-to-date, compared to 20.6% and 18.3% for the prior year periods. The 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 1.0% and 1.8%, respectively. The 2018 periods included the impact of excess tax benefits relating to share-based compensation of 0.5% and 3.4%, respectively. In addition, during the second quarter of 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we have recognized a net benefit 1.6% for the 2019 year-to-date period. We expect the 2019 fiscal year effective tax rate to be between 20% and 23%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $49.1 million for the quarter and $98.9 million year-to-date compared with $10.8 million and $32.2 million for the prior year periods.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 25, 2019	September 26, 2018
	(In thousands)
Net cash provided by operating activities	$32,026	$46,259
Net cash provided by (used in) investing activities	95,635	(28,497)
Net cash used in financing activities	(130,667)	(20,874)
Decrease in cash and cash equivalents	$(3,006)	$(3,112)

Net cash flows provided by operating activities were $32.0 million for the three quarters ended September 25, 2019 compared to $46.3 million for the three quarters ended September 26, 2018. The decrease in cash flows provided by operating activities was primarily due to the timing of prepaid expense payments during the three quarters ended September 25, 2019 and the runoff of working capital deficit following the sales of company restaurants. We believe that our estimated cash flows from operations for 2019, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows provided by investing activities were $95.6 million for the three quarters ended September 25, 2019. These cash flows were primarily comprised of proceeds from sales of restaurants and real estate of $118.4 million and the collections of notes receivable of $3.0 million, partially offset by capital expenditures of $12.6 million, acquisitions of real estate of $9.5 million, deposits on the acquisition of real estate of $1.5 million, and investment purchases of $1.3 million. Net cash flows used in investing activities were $28.5 million for the three quarters ended September 26, 2018. These cash flows were primarily comprised of capital expenditures of $17.3 million and acquisitions of restaurants and real estate of $10.4 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 25, 2019	September 26, 2018
	(In thousands)
Facilities	$8,285	$7,440
New construction	1,999	2,238
Remodeling	1,104	3,608
Information technology	941	1,321
Other	317	2,687
Capital expenditures (excluding acquisitions)	$12,646	$17,294

Capital expenditures and acquisitions for fiscal 2019 are expected to be between approximately $38 million and $43 million, including between $23 million and $28 million of real estate acquisitions through like-kind exchanges.

Cash flows used in financing activities were $130.7 million for the three quarters ended September 25, 2019, which included cash payments for stock repurchases of $50.6 million and net long-term debt repayments of $75.5 million. Cash flows used in financing activities were $20.9 million for the three quarters ended September 26, 2018, which included cash payments for stock repurchases of $37.1 million, partially offset by net long-term debt borrowings of $16.6 million.

Our working capital deficit was $48.8 million at September 25, 2019 compared to $47.1 million at December 26, 2018. The increase in working capital deficit was primarily related to the the adoption of Topic 842, which resulted in the recognition of $16.7 million in current operating lease liabilities as of September 25, 2019, partially offset by the runoff of working capital deficit following the sales of company restaurants and the timing of receivable collections. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of September 25, 2019, we had outstanding revolver loans of $213.0 million and outstanding letters of credit under the senior secured revolver of $20.6 million. These balances resulted in availability of $166.4 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.18% as of September 25, 2019. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 4.44% as of September 25, 2019.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of September 25, 2019. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 2.00% basis points as of September 25, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 25, 2019.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of variable interest due on forecasted notional debt obligations. As of September 25, 2019, the fair value of the interest rate swaps was a liability of $55.8 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

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

During the first quarter of 2019, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 842, Leases. These new controls resulted in changes to the leasing process and related procedures for internal control over financial reporting. We assessed the control design during implementation and are in the process of conducting post-implementation monitoring and testing to ensure the effectiveness of internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 25, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 27, 2019 - July 24, 2019	380	$21.29	380	$82,302
July 25, 2019 - August 21, 2019	120	22.16	120	$79,641
August 22, 2019 - September 25, 2019	89	22.85	89	$77,591
Total	589	$21.70	589

(1)	Average price paid per share excludes commissions.

(2)
On October 27, 2017, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $200 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 25, 2019, we purchased 0.6 million shares of our common stock for an aggregate consideration of approximately $12.8 million pursuant to the share repurchase program.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date:	October 29, 2019	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	October 29, 2019	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller