Form 10-K
period 2019-12-25
DENNY'S Corp
filed 2020-02-24
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 25, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant’s telephone number, including area code (864) 597-8000

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$.01 Par Value, Common Stock	DENN	The Nasdaq Stock Market
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $962,693,982 as of June 26, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $19.77 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 20, 2020, 56,020,287 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s), a Delaware corporation, is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 25, 2019, the Denny’s brand consisted of 1,703 franchised, licensed and company restaurants around the world, including 1,559 restaurants in the United States and 144 international restaurant locations. As of December 25, 2019, 1,635 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 68 were company restaurants.

Denny’s is known as America’s Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for over 65 years and is best known for its breakfast fare, which is available around the clock. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. In addition to our breakfast-all-day items, Denny’s offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2019, Denny’s average annual restaurant sales were $2.5 million for company restaurants and $1.7 million for domestic franchised restaurants. At our company restaurants, the guest check average was $10.89 with an approximate average of 4,400 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 26%, 36%, 20% and 18%, respectively, of average daily sales at company restaurants. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2019, 36% of an average week of sales at company restaurants occurred from Friday late night through Sunday lunch.

References to “Denny’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Financial information about our operations, including our revenues and net income for the fiscal years ended
December 25, 2019, December 26, 2018, and December 27, 2017, and our total assets as of December 25, 2019 and December 26, 2018, is included in our Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 66% of our franchised restaurants were operating under this agreement as of December 25, 2019. Franchise agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic royalty rate averaged approximately 4.18% during 2019.

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

Domestic Development

To accelerate the growth of the brand in specific under-penetrated markets, we offer certain incentive programs. These programs provide significant incentives for franchisees to develop locations in areas where Denny’s does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties and advertising contributions for a limited time period and credits toward certain development services, such as training fees.

In addition to these incentive programs, we have increased our domestic development pipeline by approximately 78 restaurants through our refranchising and development strategy during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019. While we anticipate the majority of the restaurants will be opened under these agreements generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 25, 2019, we had the potential to develop approximately 90 international franchised restaurants with our current development partners in various countries including Aruba, Canada, Central America, Indonesia, Mexico, the Philippines, the United Arab Emirates and the United Kingdom. These development commitments include our recently enhanced development agreements with franchisees in Canada and the Philippines. The majority of these restaurants are expected to open over the next ten years. During 2019, we opened 14 international franchised locations, including three each in Canada, the Philippines, and the United Arab Emirates and one each in Aruba, Indonesia, Guatemala, Mexico, and Puerto Rico.

During 2020, we expect to open a total of 30 to 40 restaurants in domestic and international markets. Including estimated closures, we expect the change in restaurant count for 2020 to be an increase or decrease of up to five restaurants.

Franchise Focused Business Model

Through our development and refranchising efforts we have achieved a restaurant portfolio mix of 96% franchised and 4% company restaurants. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchised restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years (excluding relocations):

	2019	2018	2017	2016	2015
Company restaurants, beginning of period	173	178	169	164	161
Units opened	—	1	3	1	3
Units acquired from franchisees	—	6	10	10	3
Units sold to franchisees	(105)	(8)	(4)	(6)	(1)
Units closed	—	(4)	—	—	(2)
End of period	68	173	178	169	164

Franchised and licensed restaurants, beginning of period	1,536	1,557	1,564	1,546	1,541
Units opened	30	29	36	49	42
Units purchased from Company	105	8	4	6	1
Units acquired by Company	—	(6)	(10)	(10)	(3)
Units closed	(36)	(52)	(37)	(27)	(35)
End of period	1,635	1,536	1,557	1,564	1,546
Total restaurants, end of period	1,703	1,709	1,735	1,733	1,710

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 25, 2019:

Number of Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	84	35.6%	84	5.1%
Two to five	84	35.6%	237	14.5%
Six to ten	33	14.0%	264	16.1%
Eleven to fifteen	12	5.1%	145	8.9%
Sixteen to thirty	13	5.5%	300	18.4%
Thirty-one and over	10	4.2%	605	37.0%
Total	236	100.0%	1,635	100.0%

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

Product Development and Marketing

Menu Offerings

The Denny’s menu offers a large selection of high-quality, reasonably priced products designed to appeal to all types of guests. We offer a wide variety of entrées for breakfast, lunch, dinner and late night dining, in addition to appetizers, desserts and beverages. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Our “America’s Diner” brand positioning, which provides the promise of everyday value with craveable, indulgent products served in a friendly and welcoming atmosphere, establishes the framework for our primary marketing strategies. These strategies focus on optimizing our product offering to further align with consumer needs, which includes enhancing our core “breakfast all day” platform while providing everyday affordability, primarily through our $2 $4 $6 $8 Value Menu® abundant value menu and platforms such as Super Slam, and delivering compelling core menu and limited-time-only products.  Our menu items are enjoyed by guests either in our restaurants or via pick-up or delivery through our Denny’s on Demand platform.

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

At the corporate level, we have a robust Enterprise Resource Planning (ERP) platform that supports finance, accounting, human resources and payroll functions. Our ERP is a cloud-based market solution, enabling us to take advantage of continual software improvements aligned with industry best practices. We also have and are continuing to develop systems that consolidate and report on data from our franchised and company restaurants, including transaction-level detail. These systems are collectively supported by an enterprise network that facilitates seamless connectivity for applications and data throughout our business infrastructure.

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

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the fourth and first calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including “Denny’s®,” “Grand Slam®,” and “$2 $4 $6 $8 Value Menu®.” We consider our trademarks and service marks important to the identification of our company and franchised restaurants and believe they are of material importance to the conduct of our business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks. We believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism); changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu or other viruses (such as the coronavirus) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utility expenses and unfavorable weather. See “Risk Factors” for additional information.

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
Information about our Executive Officers

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny’s Inc. as of the filing date of this report:

Name	Age	Positions
Christopher D. Bode	57	Senior Vice President and Chief Operating Officer

John W. Dillon	48	Executive Vice President and Chief Brand Officer

Stephen C. Dunn	55	Senior Vice President and Chief Global Development Officer

Michael L. Furlow	62	Senior Vice President and Chief Information Officer

John C. Miller	64	Chief Executive Officer

Jill A. Van Pelt	51	Senior Vice President and Chief People Officer

Robert P. Verostek	48	Senior Vice President and Chief Financial Officer

F. Mark Wolfinger	64	President

Mr. Bode has been Senior Vice President and Chief Operating Officer since October 2014. He previously served as Senior Vice President, Operations from January 2013 to October 2014, as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012.

Mr. Dillon has been Executive Vice President and Chief Brand Officer since February 2020. He previously served as Senior Vice President and Chief Brand Officer from December 2018 to February 2020, as Senior Vice President and Chief Marketing Officer from October 2014 to December 2018, as Vice President, Brand and Field Marketing from June 2013 to October 2014 and as Vice President, Marketing from July 2008 to June 2013.

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

Mr. Miller has been Chief Executive Officer since February 2020. He previously served as Chief Executive Officer and President from February 2011 to February 2020. Prior to joining the Company, he served as Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) from 2005 to February 2011.

Ms. Van Pelt has been Senior Vice President and Chief People Officer since October 2014. She previously served as Vice President, Human Resources from October 2008 to October 2014.

Mr. Verostek has been Senior Vice President, Chief Financial Officer since February 2020. He previously served as Senior Vice President, Finance from October 2016 to February 2020 and Vice President, Financial Planning & Analysis and Investor Relations from January 2012 to October 2016.

Mr. Wolfinger has been President since February 2020. He previously served as Executive Vice President and Chief Administrative Officer from April 2008 to February 2020, as Chief Financial Officer from September 2005 to February 2020, and as Executive Vice President, Growth Initiatives from October 2006 to April 2008.

Employees

At December 25, 2019, we had approximately 4,000 employees, of whom approximately 3,600 were restaurant employees, approximately 100 were field support employees and approximately 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and all are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the three Sr. Directors of Franchise Operations, the VP of Training, the VP of Operations Services and the Sr. Director of Company Operations, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ four Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Coaches to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

Weakness or uncertainty regarding the economy, both domestic and international, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower operating revenue.

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

Each of our company and franchised restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	attractiveness and repair and maintenance of facilities;

•	ability to develop and support evolving technology to deliver a consistent and compelling guest experience;

•	food quality, new product development and value;

•	dietary trends, including nutritional content;

•	training, courtesy and hospitality standards;

•	ability to attract and retain high quality staff;

•	quality and speed of service; and

•	the effectiveness of marketing and advertising programs, including the effective use of social media platforms and digital marketing initiatives.

Our returns and profitability may be negatively impacted by a number of factors, including those described below.

Food service businesses and the performance of company and franchised restaurants may be materially and adversely affected by factors such as:

•	consumer preferences, including nutritional and dietary concerns;

•	consumer spending habits;

•	global, national, regional and local economic conditions;

•	demographic trends;

•	traffic patterns;

•	the type, number and location of competing restaurants; and

•	the ability to renew leased properties on commercially acceptable terms, if at all.

Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather, food safety warnings, animal disease outbreak or other conditions beyond our control could adversely affect the availability, quality and cost of ingredients. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to restaurant operations.

In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments such as:

•	inflation;

•	volatility in certain commodity markets;

•	increased food costs;

•	health concerns arising from food safety issues and other food-related pandemics, outbreaks of flu or viruses, such as coronavirus, or other diseases;

•	increased energy costs;

•	labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates, health care costs and workers’ compensation costs);

•	regional weather conditions; and

•	the availability of experienced management and hourly employees.

Operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets and potentially close certain restaurants.

The financial performance of our franchisees can negatively impact our business.

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brand could be harmed, which in turn could negatively impact our business. Additional risks include:

•
franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as the inability to pay financial obligations including royalties, rent on leases on which we retain contingent liability, and certain loans on which we have guarantees;

•	limitations on enforcement of franchisee obligations due to bankruptcy or insolvency proceedings;

•	the inability to participate in business strategy changes due to financial constraints;

•	failure to operate restaurants in accordance with required standards, including food quality and safety;

•	and impacts of the financial performance of other businesses operated by franchisees on the overall financial performance and condition of the franchsiee.

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2019, our ten largest franchisees accounted for approximately 35% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 226 franchisees.

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

The locations of company and franchised restaurants may cease to be attractive as demographic patterns change.

The success of our company and franchised restaurants is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where restaurants are located could decline in the future, potentially resulting in reduced sales at those locations.

Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

The international markets in which our franchisees currently operate, and any additional markets our franchisees may enter outside of the United States, have many differences compared to our domestic markets. There may be lower consumer familiarity with the Denny’s brand in these markets, as well as different competitive conditions, consumer tastes and economic, political and health conditions. Additionally, there are risks associated with sourcing quality ingredients and other commodities in a cost-effective and timely manner. As a result, franchised international restaurants may take longer to reach expected sales and profit levels, or may never do so, thereby affecting the brand’s overall growth and profitability. Building brand awareness may take longer than expected, which could negatively impact our profitability in those markets.
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

Failure of computer systems, information technology, or the ability to provide a continuously secure network, or cyber attacks against our computer systems, could result in material harm to our reputation and business.

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

We rely on third parties for certain business processes and services. Failure or inability of such third-party vendors to perform subjects us to risks, including business disruption and increased costs.

We depend on suppliers and other third parties for the operation of certain aspects of our business. Some third-party business processes we utilize include information technology, payment processing, gift card authorization and processing, benefits, delivery and other business services. We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against data breaches. However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition and operating results.

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

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu or viruses (such as coronavirus) or other health concerns, criminal activity, guest discrimination, harassment, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of the entire brand.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state, local and international laws and regulations governing, among other things:

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

We are also subject to federal, state, local and international laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may contain provisions that supersede the terms of franchise agreements, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.

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

A change in accounting standards can have a significant effect on our reported financial results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these principles or their interpretations or changes in underlying assumptions, estimates and judgments by us could significantly change our reported or expected financial performance.

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

Borrowings under our credit facility bear interest at variable rates based on LIBOR. In addition, we have interest rate swaps designated as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and interest rate swaps to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations and interest rate swaps may be adversely affected.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 25, 2019, we had total indebtedness of $256.5 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until October 2022. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Though we currently participate in a share repurchase program, it is subject to restrictions under our credit agreement and there can be no assurance that we will repurchase our common stock pursuant to the program. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 25, 2019 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	2	2
Arizona	1	84	85
Arkansas	—	9	9
California	25	359	384
Colorado	—	19	19
Connecticut	—	10	10
Delaware	—	1	1
District of Columbia	—	2	2
Florida	9	122	131
Georgia	—	17	17
Hawaii	2	4	6
Idaho	—	10	10
Illinois	—	57	57
Indiana	—	37	37
Iowa	—	3	3
Kansas	—	8	8
Kentucky	—	15	15
Louisiana	—	5	5
Maine	—	6	6
Maryland	—	25	25
Massachusetts	2	4	6
Michigan	—	18	18
Minnesota	—	18	18
Mississippi	—	4	4
Missouri	—	35	35
Montana	—	4	4
Nebraska	—	3	3
Nevada	7	32	39
New Hampshire	2	—	2
New Jersey	—	8	8
New Mexico	—	29	29
New York	—	54	54
North Carolina	—	28	28
North Dakota	—	4	4
Ohio	—	40	40
Oklahoma	—	14	14
Oregon	—	23	23
Pennsylvania	—	37	37
Rhode Island	—	5	5
South Carolina	3	11	14
South Dakota	—	3	3
Tennessee	—	7	7
Texas	13	183	196
Utah	—	29	29
Vermont	2	—	2
Virginia	2	25	27
Washington	—	41	41
West Virginia	—	4	4
Wisconsin	—	23	23
Wyoming	—	4	4
Total Domestic	68	1,491	1,559

International	Company	Franchised / Licensed	Total
Aruba	—	1	1
Canada	—	77	77
Costa Rica	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Guatemala	—	2	2
Honduras	—	6	6
Indonesia	—	1	1
Mexico	—	11	11
New Zealand	—	7	7
Philippines	—	10	10
Puerto Rico	—	15	15
United Arab Emirates	—	6	6
United Kingdom	—	2	2
Total International	—	144	144
Total Domestic	68	1,491	1,559
Total	68	1,635	1,703

Of the total 1,703 restaurants in the Denny’s brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	15	76	91
Leased properties	53	229	282
	68	305	373

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 43 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). As of February 20, 2020, there were 56,020,287 shares of our common stock outstanding and approximately 14,525 record and beneficial holders of our common stock.

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

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 25, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
September 26, 2019 – October 23, 2019	281	$22.03	281	$71,402
October 24, 2019 – November 20, 2019	942	19.86	942	$52,674
November 21, 2019 – December 25, 2019	1,024	19.98	1,024	$282,196
Total	2,247	$20.18	2,247

(1)	Average price paid per share excludes commissions.

(2)
On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the October 27, 2017 repurchase program. During the quarter ended December 25, 2019, we purchased 2,246,739 shares of our common stock for an aggregate consideration of approximately $45.4 million pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock for the five fiscal years ended December 25, 2019 (December 31, 2014 to December 25, 2019) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 31, 2014 (the last day of fiscal year 2014) in each of the Company’s common stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 31, 2014
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 25, 2019

	Russell 2000® Index (1)	Peer Group (2)	Denny’s Corporation
December 31, 2014	$100.00	$100.00	$100.00
December 30, 2015	$96.74	$88.82	$96.90
December 28, 2016	$116.26	$108.86	$124.83
December 27, 2017	$133.58	$100.27	$129.97
December 26, 2018	$116.57	$101.98	$157.71
December 25, 2019	$149.23	$100.17	$196.41

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 25, 2019, the weighted average market capitalization of companies within the index was approximately $2.5 billion with the median market capitalization being approximately $0.8 billion.

(2)
The peer group consists of 12 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Nathan’s Famous, Inc. (NATH), Red Robin Gourmet Burgers, Inc. (RRGB), Del Taco Restaurants, Inc. (TACO), Texas Roadhouse, Inc. (TXRH), and The Cheesecake Factory Incorporated (CAKE).

Item 6.     Selected Financial Data

The following table provides selected financial data that was extracted or derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this report.

	Fiscal Year Ended
	December 25, 2019 (a)(b)	December 26, 2018 (c)	December 27, 2017	December 28, 2016 (d)	December 30, 2015
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$541.4	$630.2	$529.2	$506.9	$491.3
Operating income	$165.0	$73.6	$70.7	$47.0	$63.2
Net income	$117.4	$43.7	$39.6	$19.4	$36.0
Basic net income per share:	$1.96	$0.69	$0.58	$0.26	$0.44
Diluted net income per share:	$1.90	$0.67	$0.56	$0.25	$0.42

Cash dividends per common share (e)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$52.7	$47.6	$41.3	$35.9	$36.4
Working capital deficit (f)	$(42.8)	$(47.1)	$(53.6)	$(57.5)	$(65.1)
Property and financing lease right-of-use assets, net	$109.3	$140.0	$139.9	$133.1	$124.8
Total assets	$460.4	$335.3	$323.8	$306.2	$297.0
Long-term debt and finance lease obligations, excluding current portion	$254.8	$313.7	$286.1	$242.3	$212.5

(a)
During 2019, the Company migrated from a 90% franchised business model to one that is 96% franchised by selling company owned restaurants to franchisees which resulted in, among other items, a reduction in revenues and the recording of approximately $82.9 million of gains. In addition, the Company also recorded an additional $11.9 million of gains related to the sale of real estate. See Note 4 and Note 5 to our Consolidated Financial Statements for details.

(b)
During 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. Upon adoption, we recorded operating lease liabilities of $101.3 million and right-of-use assets of $94.2 million related to existing operating leases. See Note 2 and Note 3 to our Consolidated Financial Statements for details.

(c)
During 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which clarifies the principles used to recognize revenue. We elected to apply the modified retrospective method of adoption; therefore, results for reporting periods after December 28, 2017 are presented under the new guidance and prior period amounts have not been adjusted. The increase in operating revenue was primarily the result of recognizing advertising revenue on a gross basis versus recording it on a net basis as previously reported. See Note 12 to our Consolidated Financial Statements for details.

(d)
During 2016, we completed the liquidation of the Advantica Pension Plan (the “Pension Plan”). Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.

(e)	Our credit facility allows for the payment of cash dividends and/or the purchase of our common stock subject to certain limitations. See Part II Item 5.

(f)	A negative working capital position is not unusual for a restaurant operating company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%). At December 25, 2019, the Denny’s brand consisted of 1,703 franchised, licensed and company restaurants. Of this amount, 1,635 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 68 were company restaurants.

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, advertising revenue, initial and other other fees and occupancy revenue from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests’ tastes and preferences. Sales at company restaurants and royalty, advertising and fee income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

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

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2019, 2018 and 2017 each included 52 weeks of operations. Our next 53-week year will be fiscal 2020.

Summary of Operations

Transitioning to a Lower Risk Business Model

During 2019, the Company migrated from a 90% franchised business model to one that is 96% franchised. Changes in restaurant counts are as follows:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
Company restaurants, beginning of period	173	178	169
Units opened	—	1	3
Units acquired from franchisees	—	6	10
Units sold to franchisees	(105)	(8)	(4)
Units closed	—	(4)	—
End of period	68	173	178

Franchised and licensed restaurants, beginning of period	1,536	1,557	1,564
Units opened	30	29	36
Units purchased from Company	105	8	4
Units acquired by Company	—	(6)	(10)
Units closed	(36)	(52)	(37)
End of period	1,635	1,536	1,557
Total restaurants, end of period	1,703	1,709	1,735

The sale of 113 company restaurants in 2019 and 2018 with attached development commitments created an opportunity for development-focused franchisees to expand their businesses. In addition to stimulating domestic restaurant development, this transition yielded a smaller portfolio of higher volume company restaurants. The smaller number of company restaurants will require lower remodel and maintenance-related capital expenditures and general and administrative support costs. Further, we expect to benefit from reduced exposure to volatility in costs of company restaurant sales along with greater stability in royalties and fees from restaurants operated by our franchisees. We generated approximately $119.0 million of cash proceeds from the sale of company restaurants in 2019.

Growing and Revitalizing the Brand

Over the last five years, our growth initiatives have led to 194 new restaurant openings. During 2019, our franchisees opened 30 restaurants of which 14 are international franchised locations including three each in Canada, the Philippines, and the United Arab Emirates. Our goal is to increase net restaurant growth through both domestic and international avenues. Domestic growth will focus on markets in which we have modest penetration. Development agreements related to the sale of 113 of our company restaurants during 2018 and 2019 and recently enhanced development agreements in Canada and the Philippines are expected to stimulate both domestic and international growth over the next several years.

Our current standard franchise agreement includes a royalty rate of up to the current rate of 4.5%. Approximately 66% of our franchised restaurants were operating under this agreement as of December 25, 2019, and we expect over 75% to be operating under this agreement by the end of 2020. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under previous franchise agreements expire. Due to the long-term migration of existing franchisees, we will not see the full benefit of the higher royalty rate for some time. For 2019, our average contractual domestic royalty rate was approximately 4.18%, compared to 4.17% for 2018 and 4.14% for 2017.

A total of 144 remodels were completed during 2019, comprised of 141 at franchised restaurants and three at company restaurants. These remodels were in our Heritage image, which we launched in late 2013. This updated look reflects a more contemporary diner feel to further reinforce our America’s Diner positioning. As of the end of 2019, approximately 89% of the restaurants in the system have been remodeled to the most current image.

Consistently Growing Same-Store Sales

During 2019, we achieved domestic system-wide same-store sales(1) growth of 2.0%, comprised of a 1.9% increase at company restaurants and a 2.0% increase at domestic franchised restaurants, marking the ninth consecutive year of positive domestic system-wide same-store sales.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2019, cash capital expenditures were $25.3 million, comprised of $14.0 million in capital expenditures and real estate acquisition costs of $11.3 million. Our real estate strategy is to redeploy proceeds from the sale of certain pieces of our owned real estate to acquire higher quality real estate underlying company and franchised restaurants. To date, we have generated $10.7 million of cash proceeds from the sale of real estate, the majority of which qualified for like-kind exchange treatment related to real estate acquired.

During 2019, including shares delivered under a previous accelerated share repurchase agreement, we repurchased a total of 5.3 million shares of our common stock for $103.0 million. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 52.3 million shares of our common stock for $519.8 million.

In December 2019, the Board approved a new share repurchase authorization for $250 million. As of December 25, 2019, there was $282.2 million remaining under current repurchase authorizations.

Factors Impacting Comparability

Impact of New Leases Standard

Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. Upon adoption of Topic 842, we recorded operating lease liabilities of $101.3 million and right-of-use (“ROU”) assets of $94.2 million related to existing operating leases. In addition, we recorded a cumulative effect adjustment increasing opening deficit by $0.4 million and deferred tax assets by $0.1 million. The lease liabilities were based on the present value of remaining rental payments under current leasing standards for existing operating leases primarily related to real estate leases. Exit cost and straight-line lease liabilities that existed at the adoption date were reclassified against the ROU assets upon adoption. The amount recorded to opening deficit represents the initial impairment of ROU assets, net of the deferred tax impact.

We elected to apply the modified retrospective transition approach as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). Results for reporting periods beginning after December 27, 2018 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification (“ASC”) 840, “Leases (Topic 840)”. See Note 2 and Note 3 for information on the implementation of Topic 842 and its impact on our Condensed Consolidated Financial Statements.

Impact of New Revenue Recognition Standard

Effective December 28, 2017, the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent ASUs that modified Topic 606 on a modified retrospective basis. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605 “Revenue Recognition (Topic 605)”. Please refer to Notes 2 and 12 to our Consolidated Financial Statements for further details of our adoption of Topic 606 and our policies for recognition of revenue from contracts with customers.

Other Factors Impacting Comparability:

For 2019, 2018 and 2017, in addition to the impacts from the transition to the new revenue recognition accounting standard, the following items impacted the comparability of our results:

•	Company restaurant sales have decreased from $390.4 million in 2017 to $306.4 million in 2019, primarily as a result of the sale of company restaurants to franchisees.

•
Royalty income, which is included as a component of franchise and license revenue, has increased from $100.6 million in 2017 to $108.8 million in 2019, primarily as a result of the sale of company restaurants to franchisees, increases in same-store sales and a higher average royalty rate.

•
Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has increased from $35.7 million in 2017 to $38.5 million in 2019 as a result of the sale of restaurants to franchisees, partially offset by the impact of lease expirations. At the end of 2019, we had 305 franchised restaurants that were leased or subleased from Denny’s, compared to 266 at the end of 2017.

______________

(1)
System-wide same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open the same period in the prior year. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe system-wide same-store sales information is useful to investors in understanding our financial performance, as our royalty revenues are calculated based on a percentage of franchise sales. Accordingly, system-wide same-store sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.

Statements of Income

	Fiscal Year Ended
	December 25, 2019		December 26, 2018		December 27, 2017
	(Dollars in thousands)
Revenue:
Company restaurant sales	$306,377	56.6%	$411,932	65.4%	$390,352	73.8%
Franchise and license revenue	235,012	43.4%	218,247	34.6%	138,817	26.2%
Total operating revenue	541,389	100.0%	630,179	100.0%	529,169	100.0%
Costs of company restaurant sales (a):
Product costs	74,720	24.4%	100,532	24.4%	97,825	25.1%
Payroll and benefits	118,806	38.8%	164,314	39.9%	153,037	39.2%
Occupancy	18,613	6.1%	23,228	5.6%	20,802	5.3%
Other operating expenses	46,257	15.1%	60,708	14.7%	53,049	13.6%
Total costs of company restaurant sales	258,396	84.3%	348,782	84.7%	324,713	83.2%
Costs of franchise and license revenue (a)	120,326	51.2%	114,296	52.4%	39,294	28.3%
General and administrative expenses	69,018	12.7%	63,828	10.1%	66,415	12.6%
Depreciation and amortization	19,846	3.7%	27,039	4.3%	23,720	4.5%
Operating (gains), losses and other charges, net	(91,180)	(16.8)%	2,620	0.4%	4,329	0.8%
Total operating costs and expenses, net	376,406	69.5%	556,565	88.3%	458,471	86.6%
Operating income	164,983	30.5%	73,614	11.7%	70,698	13.4%
Interest expense, net	18,547	3.4%	20,745	3.3%	15,640	3.0%
Other nonoperating (income) expense, net	(2,763)	(0.5)%	619	0.1%	(1,743)	(0.3)%
Net income before income taxes	149,199	27.6%	52,250	8.3%	56,801	10.7%
Provision for income taxes	31,789	5.9%	8,557	1.4%	17,207	3.3%
Net income	$117,410	21.7%	$43,693	6.9%	$39,594	7.5%

Other Data:
Company average unit sales	$2,477		$2,300		$2,278
Franchise average unit sales	$1,669		$1,615		$1,590
Company equivalent units (b)	124		179		171
Franchise equivalent units (b)	1,578		1,538		1,556
Company same-store sales increase (c)(d)	1.9%		1.8%		1.0%
Domestic franchised same-store sales increase (c)(d)	2.0%		0.6%		1.1%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)
Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe domestic franchised same-store sales information is useful to investors in understanding our financial performance, as our royalty revenues are calculated based on a percentage of franchise sales. Accordingly, domestic franchised same-store sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.

(d)	Prior year amounts have not been restated for 2019 comparable restaurants.

Company Restaurant Operations

Company same-store sales increased 1.9% in 2019 and 1.8% in 2018 compared with the respective prior year. Company restaurant sales for 2019 decreased $105.6 million, or 25.6%, primarily resulting from a 55 equivalent unit decrease in company restaurants, partially offset by the increase in same-store sales. Company restaurant sales for 2018 increased $21.6 million, or 5.5%, primarily resulting from the increase in same-store sales and an eight equivalent unit increase in company restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales were 84.3% in 2019, 84.7% in 2018 and 83.2% in 2017 consisting of the following:

Product costs were 24.4% in 2019 and 2018 and 25.1% in 2017. For 2019, leverage gained from increased pricing offset impacts of commodity increases. The decrease for 2018 was primarily due to leverage gained from increased pricing and lower commodity costs.

Payroll and benefits were 38.8% in 2019, 39.9% in 2018 and 39.2% in 2017. The 2019 decrease was primarily due to a 0.4 percentage point decrease in payroll taxes and fringe benefits, a 0.5 percentage point decrease in labor resulting from the impact of refranchising restaurants and a 0.1 percentage point decrease in workers' compensation costs related to claims development. The increase in 2018 was primarily due to a 0.4 percentage point increase in labor costs due to minimum wage rate increases and a 0.3 percentage point increase in incentive compensation.

Occupancy costs were 6.1% in 2019, 5.6% in 2018 and 5.3% in 2017. The 2019 increase was related to a 0.3 percentage point increase in rental costs primarily due to the impact of refranchising restaurants and a 0.2 percentage point increase in general liability costs primarily due to higher property insurance costs. The 2018 increase was primarily related to a 0.3 percentage point increase in general liability costs from unfavorable claims development.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 25, 2019		December 26, 2018		December 27, 2017
	(Dollars in thousands)
Utilities	$10,359	3.4%	$14,347	3.5%	$13,263	3.4%
Repairs and maintenance	6,792	2.2%	7,761	1.9%	6,738	1.7%
Marketing	11,195	3.7%	15,008	3.6%	14,315	3.7%
Other direct costs	17,911	5.8%	23,592	5.7%	18,733	4.8%
Other operating expenses	$46,257	15.1%	$60,708	14.7%	$53,049	13.6%

The increases in repairs and maintenance as a percentage of company restaurant sales for 2019 were primarily related to the sale of company restaurants as part of our refranchising and development strategy. The increase in other direct costs for 2018 primarily resulted from higher third party delivery fees of $2.9 million related to increased delivery sales.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 25, 2019		December 26, 2018		December 27, 2017
	(Dollars in thousands)
Royalties	$108,813	46.3%	$101,557	46.5%	$100,631	72.5%
Advertising revenue	81,144	34.5%	78,308	35.9%	—	—%
Initial and other fees	6,541	2.8%	6,422	2.9%	2,466	1.8%
Occupancy revenue	38,514	16.4%	31,960	14.6%	35,720	25.7%
Franchise and license revenue	$235,012	100.0%	$218,247	100.0%	$138,817	100.0%

Advertising costs	$81,144	34.5%	$78,309	35.9%	$1,921	1.4%
Occupancy costs	25,806	11.0%	22,285	10.2%	25,466	18.3%
Other direct costs	13,376	5.7%	13,702	6.3%	11,907	8.6%
Costs of franchise and license revenue	$120,326	51.2%	$114,296	52.4%	$39,294	28.3%

Royalties increased by $7.3 million, or 7.1%, in 2019 primarily resulting from a 40 equivalent unit increase from the impact of our refranchising and development strategy and a 2.0% increase in domestic same-store sales. Royalties increased by $0.9 million, or 0.9%, in 2018 primarily resulting from a higher average royalty rate as compared to 2017 and in increase in domestic same-store sales of 0.6%, partially offset by equivalent unit decreases in franchised and licensed restaurants. The average domestic royalty rate was 4.18%, 4.17% and 4.14% for 2019, 2018 and 2017, respectively.

Advertising revenue increased $2.8 million, or 3.6%, in 2019 resulting from the the increase in equivalent units and impact of the increase in same-store sales. Initial and other fees increased $0.1 million, or 1.9%, as the recognition of revenue on additional franchised units from the sale of restaurants to franchisees exceeded the impact of less accelerated revenue recognition during 2019 as a result of fewer franchised unit closures compared to 2018. The 2018 increases in advertising revenue and initial and other fees primarily resulted from the implementation of Topic 606 related to revenue recognition. Beginning in 2018, advertising revenue and costs are presented on a gross basis instead of a net basis as previously presented.

Occupancy revenue increased $6.6 million, or 20.5%, in 2019 primarily resulting from the sale of restaurants to franchisees. Occupancy revenue decreased by $3.8 million, or 10.5%, in 2018 primarily resulting from scheduled lease expirations.

Costs of franchise and license revenue increased $6.0 million, or 5.3%, in 2019. Advertising costs increased $2.8 million, or 3.6%. Occupancy costs increased $3.5 million, or 15.8%. The changes to advertising costs and occupancy costs were a result of the changes in the related revenues noted above. Other direct costs decreased $0.3 million, or 2.4%. The decrease resulted primarily from decreases in franchise administration costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 51.2% in 2019 from 52.4% in 2018.

Costs of franchise and license revenue increased $75.0 million, or 190%, in 2018. This increase was primarily related to the increase in advertising costs related to the implementation of Topic 606, as advertising revenue is no longer netted with advertising expense. Occupancy costs decreased $3.2 million, or 12.5%, in 2018 primarily resulting from scheduled lease expirations. Other direct costs increased by $1.8 million, or 15.1%, in 2018 primarily due to the implementation of Topic 606, as certain other franchise expenses are no longer netted with the related fees received from franchisees. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 52.4% for 2018 from 28.3% in 2017.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Corporate administrative expenses	$50,319	$52,439	$50,838
Share-based compensation	6,694	6,038	8,541
Incentive compensation	9,425	6,388	5,398
Deferred compensation valuation adjustments	2,580	(1,037)	1,638
Total general and administrative expenses	$69,018	$63,828	$66,415

Total general and administrative expenses increased by $5.2 million, or 8.1%, in 2019 and decreased by $2.6 million, or 3.9%, in 2018. Corporate administrative expenses decreased by $2.1 million in 2019 and increased by $1.6 million in 2018. The 2019 decrease was primarily due to the rationalization of certain business costs in connection with our refranchising and development strategy. The 2018 increase was primarily due to investments in personnel. Share-based compensation increased $0.7 million in 2019 and decreased by $2.5 million in 2018. Incentive compensation increased by $3.0 million in 2019 and increased by $1.0 million in 2018. The changes in share-based compensation and incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating (income) expense, net.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Depreciation of property and equipment	$13,295	$18,506	$17,121
Amortization of finance right-of-use assets	2,991	4,451	4,087
Amortization of intangible and other assets	3,560	4,082	2,512
Total depreciation and amortization expense	$19,846	$27,039	$23,720

In 2019, the decrease in total depreciation and amortization expense resulted from the sale of restaurants to franchisees. In 2018, the increases in depreciation of property and equipment and amortization of intangible and other assets were primarily the result of our acquisitions of franchised restaurants and investments in company unit remodels during the previous three years.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
(Gains) losses on sales of assets and other, net	$(93,608)	$(513)	$(1,729)
Software implementation costs	—	—	5,247
Restructuring charges and exit costs	2,428	1,575	485
Impairment charges	—	1,558	326
Operating (gains), losses and other charges, net	$(91,180)	$2,620	$4,329

Gains on sales of assets and other, net of $93.6 million for 2019 related to the sale of restaurants and real estate to franchisees. Gains on sales of assets and other, net of $0.5 million for 2018 primarily related to $1.2 million of insurance settlement gains on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees. Gains on the sales of assets and other, net of $1.7 million for 2017 primarily related to real estate sold to franchisees. See Note 4 to our Consolidated Financial Statements for details on refranchisings. Software implementation costs of $5.2 million for 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Exit costs	$272	$518	$385
Severance and other restructuring charges	2,156	1,057	100
Total restructuring and exit costs	$2,428	$1,575	$485

Severance and other restructuring charges for 2019 and 2018 were primarily the result of positions eliminated as part of our refranchising and development strategy.

Impairment charges of $1.6 million for 2018 primarily related to the impairment of an underperforming unit. Impairment charges of $0.3 million for 2017 related to the relocation of two high-performing company restaurants due to the loss of property control.

Operating income was $165.0 million in 2019, $73.6 million in 2018 and $70.7 million in 2017.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Interest on credit facilities	$11,685	$11,792	$7,586
Interest on interest rate swaps	291	307	73
Interest on finance lease liabilities	4,537	6,354	5,797
Letters of credit and other fees	1,208	1,288	1,216
Interest income	(170)	(146)	(106)
Total cash interest	17,551	19,595	14,566
Amortization of deferred financing costs	608	607	596
Interest accretion on other liabilities	388	543	478
Total interest expense, net	$18,547	$20,745	$15,640

Interest expense, net decreased during 2019 primarily due to decreases in finance lease liabilities. Interest expense, net increased during 2018 primarily due to increases in the balance of our credit facility and related interest rates, as well as an increase in finance lease liabilities.

Other nonoperating (income) expense, net was income of $2.8 million for 2019, expense of $0.6 million for 2018 and income of $1.7 million for 2017. The income for 2019 primarily resulted from gains on deferred compensation plan investments. The expense for 2018 was primarily the result of losses on deferred compensation plan investments, partially offset by gains on lease terminations. The income for 2017 was primarily the result of gains on deferred compensation plan investments.

The provision for income taxes was $31.8 million for 2019, $8.6 million for 2018 and $17.2 million for 2017. The effective tax rate was 21.3% for 2019, 16.4% for 2018 and 30.3% for 2017. For 2019, there was no significant difference between our effective tax rate and the statutory tax rate of 21%. The impact of state taxes on the statutory rate was partially offset by the generation of employment and foreign tax credits. In addition, the 2019 rate benefited $2.0 million related to share-based compensation and $2.0 million related to the completion of an Internal Revenue Service federal income audit of the 2016 tax year.

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

Net income was $117.4 million for 2019, $43.7 million for 2018 and $39.6 million for 2017.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Net cash provided by operating activities	$43,327	$73,690	$78,269
Net cash provided by (used in) investing activities	104,969	(32,017)	(27,147)
Net cash used in financing activities	(149,950)	(41,630)	(48,731)
Increase (decrease) in cash and cash equivalents	$(1,654)	$43	$2,391

Net cash flows provided by operating activities were $43.3 million for the year ended December 25, 2019 compared to $73.7 million for the year ended December 26, 2018. The decrease in cash flows provided by operating activities was primarily due to the reduction in equivalent units and the related runoff of liabilities resulting from the sale of company restaurants. Net cash flows provided by operating activities were $73.7 million for the year ended December 26, 2018 compared to $78.3 million for the year ended December 27, 2017. The decrease in cash flows provided by operating activities was primarily due to the timing of receiving credit card receivables. We believe that our estimated cash flows from operations for 2020, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $105.0 million for the year ended December 25, 2019. These cash flows are primarily comprised of $129.7 million of proceeds from the sale of assets, including $119.0 million from the sale of 105 restaurants and $10.7 million from the sale of real estate. These cash flows are offset by capital expenditures of $14.0 million and acquisitions of real estate of $11.3 million. Net cash flows used in investing activities were $32.0 million for the year ended December 26, 2018. These cash flows are primarily comprised of capital expenditures of $22.0 million and acquisitions of restaurants and real estate of $10.4 million. Cash flows for acquisitions include $8.1 million for the reacquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition. Net cash flows used in investing activities were $27.1 million for the year ended December 27, 2017. These cash flows are primarily comprised of capital expenditures of $18.8 million and acquisitions of restaurants and real estate of $12.4 million.

Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Facilities	$9,078	$9,613	$7,144
New construction	2,019	3,186	6,115
Remodeling	1,124	4,525	2,270
Information technology	1,060	1,930	1,470
Other	694	2,771	1,812
Capital expenditures (excluding acquisitions)	$13,975	$22,025	$18,811

Capital expenditures for fiscal 2020 are expected to be between $28 million and $33 million, including between $13 million and $18 million of anticipated real estate acquisitions through like-kind exchanges.

Cash flows used in financing activities were $150.0 million for the year ended December 25, 2019, which included stock repurchases of $94.5 million and net long-term debt repayments of $49.0 million. Cash flows used in financing activities were $41.6 million for the year ended December 26, 2018, which included stock repurchases of $61.2 million and the purchase of a $6.8 million equity forward contract related to an accelerated share repurchase agreement we entered into in 2018, partially offset by net long-term debt borrowings of $24.3 million. Cash flows used in financing activities were $48.7 million for the year ended December 27, 2017, which included stock repurchases of $83.1 million, partially offset by net long-term debt borrowings of $37.2 million.

Our working capital deficit was $42.8 million at December 25, 2019 compared with $47.1 million at December 26, 2018. The working capital deficit included $16.3 million of operating lease liabilities as of December 25, 2019 resulting from the adoption of Topic 842 in 2019. The decrease in working capital deficit, after considering the impact of the adoption of Topic 842, was primarily due to the runoff of liabilities resulting from the sale of company restaurants. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of December 25, 2019, we had outstanding revolver loans of $240.0 million and outstanding letters of credit under the senior secured revolver of $20.6 million. These balances resulted in availability of $139.4 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.47% as of December 25, 2019. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.99% as of December 25, 2019.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.25% as of December 25, 2019. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 1.75% as of December 25, 2019. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 25, 2019.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 25, 2019 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$240,000	$—	$240,000	$—	$—
Finance lease obligations (a)	42,640	4,654	8,621	6,855	22,510
Operating lease obligations	234,788	26,148	46,069	38,878	123,693
Interest obligations (a)	27,103	9,566	17,537	—	—
Defined benefit plan obligations	2,402	662	550	550	640
Purchase obligations (b)	193,494	193,494	—	—	—
Unrecognized tax benefits (c)	1,047	—	—	—	—
Total	$741,474	$234,524	$312,777	$46,283	$146,843

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 25, 2019. For long-term debt with variable rates, we have used the rate applicable at December 25, 2019 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods. The finance lease obligation amounts above are inclusive of interest.

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

(c)
Unrecognized tax benefits are related to uncertain tax positions. As we are not able to reasonably estimate the timing or amount of these payments, the related balances have not been reflected in this table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

We record a liability for unrecognized tax benefits resulting from more likely than not tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.
Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 25, 2019, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 1.75% per annum.

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of December 25, 2019 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	$80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of December 25, 2019, the fair value of the interest rate swaps was a liability of $44.7 million, which is recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets. The interest rate swaps effectively increased our ratio of fixed rate debt from approximately 6% of total debt to approximately 73% of total debt. We expect to reclassify approximately $1.2 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.

Based on the levels of borrowings under the credit facility at December 25, 2019, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.7 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 25, 2019, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, that are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors, generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a process to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes.

Item 8.     Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements which appears on page F-1 herein.

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

Based on their assessment as of December 25, 2019, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, we implemented new controls in connection with our adoption of the Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. These new controls resulted in changes to the leasing process and related procedures for internal control over financial reporting.  We assessed the control design during implementation and conducted post-implementation monitoring and testing to ensure the effectiveness of internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2019.

The effectiveness of our internal control over financial reporting as of December 25, 2019 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny’s Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2019 and December 26, 2018, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 25, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2020

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2020 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 25, 2019 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,079,895	(1)	$3.89	2,581,846	(3)
Equity compensation plans not approved by security holders	—		—	704,166	(4)
Total	4,079,895		$3.89	3,286,012

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements: See the Index to Consolidated Financial Statements which appears on page F-1 hereof.

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

4.1	Description of Common Stock of Denny’s Corporation.

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

+*10.20
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

+*10.21
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

+*10.24
2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2019).

+*10.25
2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2019).

Exhibit No.	Description

+*10.26
Summary of Non-Employee Director Compensation as of May 8, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 26, 2019).

21.1	Subsidiaries of Denny’s Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Statement of John C. Miller, Chief Executive Officer of Denny’s Corporation, and Robert P. Verostek, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Denotes management contracts or compensatory plans or arrangements.
*	Incorporated by reference.

Item 16.     Form 10-K Summary

None.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Denny’s Corporation

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries (the Company) as of December 25, 2019 and December 26, 2018, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three‑year period ended December 25, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2019 and December 26, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 25, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective December 27, 2018 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842 and for revenue from contracts with customers effective December 28, 2017 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Assumptions Underlying Self-insurance Liabilities
As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 25, 2019 were $16.1 million. The liabilities represent estimated incurred losses discounted to their present value based on expected loss payment patterns using the Company’s historical payments. These estimates include assumptions regarding claims frequency and severity (average ultimate cost) as well as changes in the Company’s business environment, medical costs and regulatory environment that could impact the overall self-insurance costs.

We identified the evaluation of assumptions underlying self-insurance liabilities as a critical audit matter. Specifically, inherent uncertainty in the frequency and severity of claims assumptions that are used to actuarially estimate the self-insurance liabilities involved especially subjective auditor judgment. It required professionals with specialized skills and knowledge to evaluate these key assumptions, and the impact of these assumptions on the self-insurance liabilities.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance process related to the underlying claims data used to develop the historical claims frequency and severity. We assessed the Company’s assumptions underlying the frequency and severity of claims by evaluating the Company’s ability to accurately estimate claims expense by comparing the prior estimated claims payments against actual claims payments. We also assessed the Company’s estimate of the self-insurance claims liabilities by evaluating facts and circumstances related to incurred claims received after year-end but before the consolidated financial statements were issued, to identify the presence of trends not considered by the Company when it developed its assumptions. We involved actuarial professionals with specialized skills and knowledge, who assisted with:

•	performing an independent assessment of the frequency and severity of the claims used by the Company to estimate the self-insurance liabilities, and

•
developing an independent acceptable range for the self-insurance liabilities using the Company’s underlying historical claims data, which involved assessing the frequency and severity of the Company’s claim assumptions.

Evaluation of Incremental Borrowing Rates Used to Calculate Right-of-use Assets and Operating Lease Liabilities upon Adoption of ASC Topic 842
As discussed in Notes 2 to the consolidated financial statements, the Company recorded right-of-use assets and operating lease liabilities of $94.2 million and $101.3 million, respectively, as of December 27, 2018. The Company does not have any outstanding debt with an observable credit rating or yield that could be used to establish credit risk and an appropriate yield. As a result, the Company estimated a synthetic credit rating and senior unsecured yield on a senior unsecured basis. In order to approximate collateralization, the Company also made adjustments to the yield on a senior unsecured basis. The Company then estimated incremental borrowing rates (IBRs) based on the selection of a benchmark yield curve considering remaining terms for their existing leases.
We identified the evaluation of IBRs used to calculate right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842 as a critical audit matter. It was especially challenging to assess the propriety of the methodology used to estimate the synthetic credit rating and senior unsecured yield. It was also especially challenging to assess the propriety of how and by how much the Company adjusted the senior unsecured yield to arrive at the IBRs due to the limited relevant and comparable market information.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop the IBRs. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

•	independently estimating the credit rating of the Company by performing a synthetic credit rating analysis, and

•	evaluating the IBRs used by the Company by comparing them against a range that was independently developed using publicly available market data.

Assessment of the Noncash Consideration Received on the Sale of Real Estate
As discussed in Note 4 to the consolidated financial statements, in connection with the sale of real estate, the Company received cash and noncash consideration. The noncash consideration was recorded at the fair value of real estate space expected to be received within a building being developed by the buyer of the real estate. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in the Company’s consolidated balance sheets.
We identified the assessment of the noncash consideration received on the sale of real estate as a critical audit matter. Assessing the noncash consideration received was especially challenging due to the high degree of auditor judgment involved in assessing the accounting and estimation of the noncash consideration received on the sale of real estate. Specifically, it was challenging to assess the interpretation and application of the accounting literature to the transaction, and also required professionals with specialized skills and knowledge to assess the methodology used by the Company to estimate the fair value and the risk assumption over construction underlying the fair value estimate of the noncash consideration received on the sale of real estate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process of accounting for significant unusual transactions, which included testing the Company’s review over the accounting treatment for the sale of real estate and the noncash consideration received. We assessed the accounting for the noncash consideration received by gaining an understanding of the agreement and independently applying the accounting literature to the transaction. We compared our analysis to the Company’s conclusion. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	performing an independent assessment of the methodology used by the Company to estimate the fair value of the noncash consideration received,

•	assessing the Company’s risk assumption over construction underlying the fair value estimate of the noncash consideration received, and

•	developing an independent acceptable range for the fair value of the non-cash consideration received using market data and comparing it to the amount recorded by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Greenville, South Carolina
February 24, 2020

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 25, 2019	December 26, 2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,372	$5,026
Investments	3,649	1,709
Receivables, net	27,488	26,283
Inventories	1,325	2,993
Assets held for sale	1,925	723
Prepaid and other current assets	14,974	10,866
Total current assets	52,733	47,600
Property, net of accumulated depreciation of $147,445 and $226,620, respectively	97,626	117,251
Financing lease right-of-use assets, net of accumulated amortization of $8,468 and $15,526, respectively	11,720	22,753
Operating lease right-of-use assets, net	158,550	—
Goodwill	36,832	39,781
Intangible assets, net	53,956	59,067
Deferred financing costs, net	1,727	2,335
Deferred income taxes, net	14,718	17,333
Other noncurrent assets	32,525	29,229
Total assets	$460,387	$335,349

Liabilities
Current liabilities:
Current finance lease liabilities	$1,674	$3,410
Current operating lease liabilities	16,344	—
Accounts payable	20,256	29,527
Other current liabilities	57,307	61,790
Total current liabilities	95,581	94,727
Long-term liabilities:
Long-term debt	240,000	286,500
Noncurrent finance lease liabilities	14,779	27,181
Noncurrent operating lease liabilities	152,750	—
Liability for insurance claims, less current portion	11,454	12,199
Other noncurrent liabilities	83,887	48,087
Total long-term liabilities	502,870	373,967
Total liabilities	598,451	468,694

Commitments and contingencies

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 25, 2019: 109,415 shares issued and 57,095 shares outstanding; December 26, 2018: 108,585 shares issued and 61,533 shares outstanding	1,094	1,086
Paid-in capital	603,980	592,944
Deficit	(189,398)	(306,414)
Accumulated other comprehensive loss, net of tax	(33,960)	(4,146)
Treasury stock, at cost, 52,320 and 47,052 shares, respectively	(519,780)	(416,815)
Total shareholders’ deficit	(138,064)	(133,345)
Total liabilities and shareholders’ deficit	$460,387	$335,349

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$306,377	$411,932	$390,352
Franchise and license revenue	235,012	218,247	138,817
Total operating revenue	541,389	630,179	529,169
Costs of company restaurant sales:
Product costs	74,720	100,532	97,825
Payroll and benefits	118,806	164,314	153,037
Occupancy	18,613	23,228	20,802
Other operating expenses	46,257	60,708	53,049
Total costs of company restaurant sales	258,396	348,782	324,713
Costs of franchise and license revenue	120,326	114,296	39,294
General and administrative expenses	69,018	63,828	66,415
Depreciation and amortization	19,846	27,039	23,720
Operating (gains), losses and other charges, net	(91,180)	2,620	4,329
Total operating costs and expenses, net	376,406	556,565	458,471
Operating income	164,983	73,614	70,698
Interest expense, net	18,547	20,745	15,640
Other nonoperating (income) expense, net	(2,763)	619	(1,743)
Net income before income taxes	149,199	52,250	56,801
Provision for income taxes	31,789	8,557	17,207
Net income	$117,410	$43,693	$39,594

Basic net income per share	$1.96	$0.69	$0.58
Diluted net income per share	$1.90	$0.67	$0.56

Basic weighted average shares outstanding	59,944	63,364	68,077
Diluted weighted average shares outstanding	61,833	65,562	70,403

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Net income	$117,410	$43,693	$39,594
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $15, $53 and $(22), respectively	46	155	(37)
Changes in the effective portion of the fair value of derivatives, net of tax of $(10,410), $(339) and $(579), respectively	(30,076)	(2,256)	(924)
Reclassification of derivatives to interest expense, net of tax of $75, $36 and $20, respectively	216	271	52
Other comprehensive loss	(29,814)	(1,830)	(909)
Total comprehensive income	$87,596	$41,863	$38,685

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,588	—	9,139
Net income	—	—	—	—	—	39,594	—	39,594
Other comprehensive loss	—	—	—	—	—	—	(909)	(909)
Share-based compensation on equity classified awards, net	—	—	—	—	8,131	—	—	8,131
Purchase of treasury stock	—	—	(6,840)	(82,858)	—	—	—	(82,858)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	398	4	—	—	(4)	—	—	—
Exercise of common stock options	227	2	—	—	653	—	—	655
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	43,693	—	43,693
Other comprehensive loss	—	—	—	—	—	—	(1,830)	(1,830)
Share-based compensation on equity classified awards, net	—	—	—	—	4,325	—	—	4,325
Purchase of treasury stock	—	—	(3,901)	(61,189)	—	—	—	(61,189)
Equity forward contract issuance	—	—	—	—	(6,763)	—	—	(6,763)
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	398	4	—	—	1,221	—	—	1,225
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	117,410	—	117,410
Other comprehensive loss	—	—	—	—	—	—	(29,814)	(29,814)
Share-based compensation on equity classified awards, net	—	—	—	—	3,310	—	—	3,310
Purchase of treasury stock	—	—	(4,879)	(96,202)	—	—	—	(96,202)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	468	5	—	—	(5)	—	—	—
Exercise of common stock options	362	3	—	—	968	—	—	971
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$117,410	$43,693	$39,594
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	19,846	27,039	23,720
Operating (gains), losses and other charges, net	(91,180)	2,620	4,329
Amortization of deferred financing costs	608	607	596
Gains on investments	(180)	(9)	—
(Gains) losses on early extinguishments of debt and leases	(4)	(171)	130
Deferred income tax expense	16,005	6,193	10,271
(Decrease) increase of tax valuation allowance	(2,935)	121	216
Share-based compensation	6,694	6,038	8,541
Changes in assets and liabilities:
Receivables	(2,030)	(4,722)	(807)
Inventories	1,668	141	(192)
Other current assets	(4,108)	921	(2,380)
Other assets	(4,581)	2	(6,327)
Operating lease assets/liabilities	(601)	—	—
Accounts payable	(5,170)	(5,147)	10,025
Accrued salaries and vacations	(3,826)	2,175	(6,446)
Accrued taxes	(2,043)	283	(23)
Other accrued liabilities	(4,144)	(1,676)	135
Other noncurrent liabilities	1,898	(4,418)	(3,113)
Net cash flows provided by operating activities	43,327	73,690	78,269
Cash flows from investing activities:
Capital expenditures	(13,975)	(22,025)	(18,811)
Acquisition of restaurants and real estate	(11,320)	(10,416)	(12,353)
Proceeds from disposition of property	129,721	3,052	2,318
Investment purchases	(1,760)	(1,700)	—
Collections on notes receivable	3,654	2,740	4,405
Issuance of notes receivable	(1,351)	(3,668)	(2,706)
Net cash flows provided by (used in) investing activities	104,969	(32,017)	(27,147)
Cash flows from financing activities:
Revolver borrowings	164,400	136,000	391,900
Revolver payments	(210,900)	(108,500)	(351,400)
Long-term debt payments	(2,464)	(3,181)	(3,322)
Tax withholding on share-based payments	(3,206)	(1,714)	—
Deferred financing costs	—	—	(1,602)
Purchase of treasury stock	(94,459)	(61,237)	(83,050)
Purchase of equity forward contract	—	(6,763)	—
Proceeds from exercise of stock options	971	1,225	655
Net bank overdrafts	(4,292)	2,540	(1,912)
Net cash flows used in financing activities	(149,950)	(41,630)	(48,731)
(Decrease) increase in cash and cash equivalents	(1,654)	43	2,391
Cash and cash equivalents at beginning of period	5,026	4,983	2,592
Cash and cash equivalents at end of period	$3,372	$5,026	$4,983

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%).

At December 25, 2019, the Denny’s brand consisted of 1,703 restaurants, 1,635 of which were franchised/licensed restaurants and 68 of which were company restaurants. Changes in restaurant counts are as follows:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
Company restaurants, beginning of period	173	178	169
Units opened	—	1	3
Units acquired from franchisees	—	6	10
Units sold to franchisees	(105)	(8)	(4)
Units closed	—	(4)	—
End of period	68	173	178

Franchised and licensed restaurants, beginning of period	1,536	1,557	1,564
Units opened	30	29	36
Units purchased from Company	105	8	4
Units acquired by Company	—	(6)	(10)
Units closed	(36)	(52)	(37)
End of period	1,635	1,536	1,557
Total restaurants, end of period	1,703	1,709	1,735

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2019, 2018 and 2017 each included 52 weeks of operations. Our next 53-week year will be fiscal 2020.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.4 million at December 25, 2019 and December 26, 2018.

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

Inventories. Inventories consist of food and beverages and are valued at the lower of cost and net realizable value.

Property and Depreciation. Owned property is stated at cost. Property under finance leases are stated at the lesser of its fair value or the net present value of the related minimum lease payments at the lease inception. Maintenance and repairs are expensed as incurred. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under finance leases (at capitalized value) over the lesser of its estimated useful life or the lease term. Building assets are assigned estimated useful lives that range from five to 30 years. Equipment assets are assigned lives that range from two to ten years. Leasehold improvements are generally assigned lives between five and 15 years limited by the expected lease term.

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

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $3.5 million and $3.6 million, respectively, at December 25, 2019 and $1.7 million and $1.7 million, respectively, at December 26, 2018. Unrealized gains included in fair value were $0.2 million and less than $0.1 million at December 25, 2019 and December 26, 2018, respectively.

Marketable securities included in other noncurrent assets consist of trading debt and equity mutual funds and are recorded at fair market value in our Consolidated Balance Sheets. These securities represent the plan assets of our nonqualified deferred compensation plan (the “plan assets”). The plan assets are held in a rabbi trust. Each plan participant’s account is comprised of their contribution, our matching contribution (made prior to 2016) and each participant’s share of earnings or losses in the plan. We have recorded offsetting deferred compensation liabilities as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

The realized and unrealized holding gains and losses related to marketable securities are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2019, 2018 and 2017, we incurred a net gain of $3.0 million, a net loss of $1.0 million and a net gain of $1.6 million, respectively, related to marketable securities.

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

Total discounted workers’ compensation, general, product and automobile insurance liabilities at December 25, 2019 and December 26, 2018 were $16.1 million, reflecting a 2.0% discount rate, and $17.0 million, reflecting a 2.5% discount rate, respectively. The related undiscounted amounts at such dates were $16.9 million and $18.2 million, respectively.

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

We record a liability for unrecognized tax benefits resulting from more likely than not tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.
Leases and Subleases. Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. See the “Newly Adopted Accounting Standards” section of this Note 2 for further information on our adoption and Note 3 for further information about our transition to Topic 842 and the newly required disclosures.

Lessee

We lease certain real estate and equipment for our restaurants and support facilities. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability and a right-of-use (“ROU”) asset at the lease commencement date.

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

We use a consistent lease term for calculating the depreciation period for the related assets, classifying the lease and computing periodic rent expense where the lease terms include escalations in rent over the lease term.

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

We have certain lease agreements structured with both a fixed base rent and a contingent rent based on a percentage of sales over contractual levels, others with only contingent rent based on a percentage of sales and some with a fixed base rent adjusted periodically for inflation or changes in the fair market rent rate. Contingent rent is recognized as sales occur. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lessor

We lease or sublease certain restaurant properties to our franchisees and occasionally to third parties. The lease descriptions, terms, variable lease payments and renewal options are the same as the lessee leases described above. Contingent rental income is recognized when earned. Similar to our lessee accounting, we elected the lessor practical expedient to not separate nonlease components from lease components in regard to all leases.

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

Derivative Instruments. We use derivative financial instruments to manage our exposure to interest rate risk. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income (“OCI”), based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in OCI are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in OCI are reclassified to earnings at that time. By entering into derivative instruments, we are exposed to counterparty credit risk. When the fair value of a derivative instrument is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We manage our exposure to this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

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

Revenues. Effective December 28, 2017, the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. We elected to apply the modified retrospective method of adoption to those contracts which were not completed as of December 28, 2017. In doing so, we applied the practical expedient to aggregate all contract modifications that occurred before December 28, 2017 in determining the satisfied and unsatisfied performance obligations, the transaction price and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification (“ASC”) 605 “Revenue Recognition (Topic 605)”.

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

Under franchise agreements we provide franchisees with a license of our brand’s symbolic intellectual property, administration of advertising programs (including local co-operatives), and other ongoing support functions. These services are highly interrelated so we do not consider them to be individually distinct performance obligations, and therefore account for them as a single performance obligation. Revenue from franchise agreements is recognized evenly over the term of the agreement with the exception of sales-based royalties.

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

Initial and other fees consist of initial, successor and assignment franchise fees (“initial franchise fees”). Initial franchise fees are billed and received upon the signing of the franchise agreement. Under Topic 606, recognition of these fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, initial franchise fees were recognized upon the opening of a franchised restaurant.

Initial and other fees also include revenue that are distinct from the franchise agreement and are separate performance obligations. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Similar to advertising revenue, upon adoption of Topic 606, other franchise services fees are recorded on a gross basis within the Consolidated Statements of Income, whereas, under previous guidance, they were netted against the related expenses.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. For 2019, 2018 and 2017, our ten largest franchisees accounted for 35%, 30% and 31% of our franchise revenues, respectively.

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

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Income and were $11.2 million, $15.0 million and $14.3 million for 2019, 2018 and 2017, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $81.1 million in 2019 and $78.3 million in 2018. Prior to the adoption of Topic 606, franchise advertising expense was recorded net of contributions from franchisees to our advertising programs, including local co-operatives. Advertising costs were $1.9 million (net of franchise contributions of $79.7 million) for 2017.

Restructuring and Exit Costs. Restructuring and exit costs are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income. Restructuring costs consist primarily of severance and other restructuring charges for terminated employees.

Prior to the adoption of Topic 842, exit costs consisted primarily of the costs of future obligations related to closed restaurants. Discounted liabilities for future lease costs and the fair value of related subleases of closed restaurants were recorded when the restaurants were closed. All other costs related to closed restaurants were expensed as incurred. As a result of the adoption of Topic 842, exit cost liabilities related to operating lease costs are now included as a component of operating lease liabilities in our Consolidated Balance Sheets. Amounts recorded as exit costs include period costs related to closed units.

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

Generally, compensation expense related to performance share units and restricted stock units for board members is based on the number of units expected to vest, the period over which they are expected to vest and the fair market value of our common stock on the date of the grant. For restricted stock units and performance share units that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The key assumptions used include expected volatility and risk-free interest rates over the term of the award.

Subsequent to the vesting period, earned stock-settled restricted stock units and performance share units (both of which are equity classified) are paid to the holder in shares of our common stock, provided the holder was still employed with Denny’s or an affiliate as of the vesting date.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

Reclassifications. We have reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have not changed the results of operations of prior periods.

Newly Adopted Accounting Standards

Effective December 27, 2018, the first day of fiscal 2019, we adopted ASU Topic 842 and all subsequent ASUs that modified Topic 842. The new guidance established a ROU model that requires lessees to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Lessees classify leases as financing or operating. The guidance requires lessors to classify leases as sales-type, direct financing or operating. We elected to apply the modified retrospective transition approach as the date of initial application without restating comparative period financial statements. Results for reporting periods beginning after December 26, 2018 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840, “Leases (Topic 840)”. Our transition to Topic 842 represents a change in accounting principle.

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

Upon adoption of Topic 842, we recorded operating lease liabilities of $101.3 million and ROU assets of $94.2 million related to existing operating leases. In addition, we recorded a cumulative effect adjustment increasing opening deficit by $0.4 million and deferred tax assets by $0.1 million. The lease liabilities were based on the present value of remaining rental payments under previous leasing standards for existing operating leases primarily related to real estate leases. Exit cost and straight-line lease liabilities that existed at the adoption date were reclassified against the ROU assets upon adoption. The amount recorded to opening deficit represents the initial impairment of ROU assets, net of the deferred tax impact.

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

Lessor

We lease or sublease certain restaurant properties to our franchisees and occasionally to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally the same as the lessee leases described above.

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 25, 2019
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$2,991
Interest on lease liabilities	Interest expense, net	4,536
Operating lease costs:
Operating lease costs - company	Occupancy	8,253
Operating lease costs - franchise	Costs of franchise and license revenue	17,097
Operating lease costs - general and administrative	General and administrative expenses	108
Variable lease costs:
Variable lease costs - company	Occupancy	5,993
Variable lease costs - franchise	Costs of franchise and license revenue	7,001
Variable lease costs - general and administrative	General and administrative expenses	41
Variable lease costs - closed stores	Restructuring charges and exit costs	49
Sublease income:
Sublease income - franchise	Franchise and license revenue	(28,986)
Sublease income - closed stores	Restructuring charges and exit costs	(306)
Total lease costs		$16,777

Lease terms and discount rates were as follows:

December 25, 2019
Weighted-average remaining lease term (in years):
Finance leases	9.7
Operating leases	10.8
Weighted-average discount rate:
Finance leases	23.5%
Operating leases	5.9%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 25, 2019
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$28,050
Operating lease income - closed stores	Restructuring charges and exit costs	255
Variable lease income - franchise	Franchise and license revenue	10,464
Variable lease income - closed stores	Restructuring charges and exit costs	49
Total lease income		$38,818

Cash and supplemental noncash amounts were as follows:

Fiscal Year Ended
December 25, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,536
Operating cash flows from operating leases	$26,329
Financing cash flows from finance leases	$2,464
Right-of-use assets obtained in exchange for new finance lease liabilities	$305
Right-of-use assets obtained in exchange for new operating lease liabilities	$79,534

Maturities of lease liabilities and receipts in accordance with Topic 842 as of December 25, 2019 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2020	$4,654	$26,148	$32,435
2021	4,413	24,097	30,711
2022	4,208	21,972	29,182
2023	3,693	20,185	27,113
2024	3,162	18,693	25,610
Thereafter	22,510	123,693	207,063
Total undiscounted cash flows	42,640	234,788	$352,114
Less: interest	26,187	65,694
Present value of lease liabilities	16,453	169,094
Less: current lease liabilities	1,674	16,344
Long-term lease liabilities	$14,779	$152,750

Rental expense and income in accordance with Topic 840 as of December 26, 2018 and December 27, 2017, respectively, were comprised of the following:

	Fiscal Year Ended
	December 26, 2018	December 27, 2017
	(In thousands)
Rental expense:
Included as a component of occupancy:
Base rents	$10,272	$9,315
Contingent rents	3,074	3,168
Included as a component of costs of franchise and license expense:
Base rents	15,108	17,674
Contingent rents	2,629	2,864
Total rental expense	$31,083	$33,021

Rental income:
Included as a component of franchise and license revenue:
Base rents	$22,831	$25,781
Contingent rents	4,662	5,042
Total rental income	$27,493	$30,823

Maturities of lease liabilities and amounts to be received as lessor or sublessor under non-cancelable leases in accordance with Topic 840 as of December 26, 2018 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2019	$9,271	$23,504	$21,001
2020	8,664	20,161	18,493
2021	8,010	17,316	16,573
2022	7,320	14,646	14,887
2023	6,451	11,881	12,932
Thereafter	33,670	49,004	65,273
Total	73,386	$136,512	$149,159
Less imputed interest	42,795
Present value of capital lease obligations	$30,591

Note 4.     Refranchisings and Acquisitions

Refranchisings

The following table summarizes the activity related to our refranchising and development strategy. Gains (losses) on the sales of company restaurants and real estate are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income. See Note 5.

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(Dollars in thousands)
Restaurants sold to franchisees	105	8	4
Gains (losses) on sales of company restaurants:
Cash Proceeds	$118,964	$1,777	$751
Receivables	920	—	—
Less: Property sold	(30,511)	(2,448)	(996)
Less: Goodwill	(2,897)	(62)	(23)
Less: Intangibles	(2,260)	(13)	—
Less: Deferred gain	(1,350)	—	—
Total gains (losses) on sales of company restaurants	$82,866	$(746)	$(268)

Real estate parcels sold	6	—	3
Gains on sales of real estate:
Cash proceeds	$10,680	$—	$3,247
Noncash consideration	3,000	—	—
Less: Property sold	(1,686)	—	(1,103)
Less: Other assets	(120)	—	(226)
Total gains on sales of real estate	$11,874	$—	$1,918

The majority of gains on sales of real estate qualified for like-kind exchange treatment related to real estate acquired. In addition to the cash proceeds received on the sale of real estate during 2019, we also recorded additional noncash consideration for the fair value of restaurant space we expect to receive within a building being developed by the buyer of the real estate. The fair value of this space was determined using a market approach with Level 2 inputs based on third party appraisals of fair values of other similar properties. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in our Consolidated Balance Sheets.

As of December 25, 2019, we have recorded assets held for sale at their carrying amount of $1.9 million (comprised of property of $1.6 million, other assets of $0.2 million and goodwill of $0.1 million) related to four company restaurants and two pieces of real estate. There were $0.7 million in assets held for sale as of December 26, 2018 related to three company restaurants and one piece of real estate.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our restaurant and real estate acquisition activity.

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(Dollars in thousands)
Restaurants acquired from franchisees (1)	—	6	11

Purchase price allocation:
Reacquired franchise rights	$—	$5,434	$4,476
Property	—	1,121	1,293
Goodwill	—	1,574	3,022
Total purchase price	$—	$8,129	$8,791

Finance leases recorded	$—	$2,409	$2,321

Real estate parcels acquired	5	1	2
Total purchase price	$11,320	$1,787	$4,062

(1)	2017 includes one restaurant acquired from a former franchisee.

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Gains on sales of assets and other, net	$(93,608)	$(513)	$(1,729)
Software implementation costs	—	—	5,247
Restructuring charges and exit costs	2,428	1,575	485
Impairment charges	—	1,558	326
Operating (gains), losses and other charges, net	$(91,180)	$2,620	$4,329

Gains on sales of assets and other, net of $93.6 million for the year ended December 25, 2019 were primarily the result of sales of company restaurants and real estate as part of our refranchising and development strategy. See Note 4 for details on refranchisings. Gains on sales of assets and other, net of $0.5 million for the year ended December 26, 2018 primarily related to gains of $1.2 million of insurance settlements on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees. Gains on the sales of assets and other, net of $1.7 million for the year ended December 27, 2017 primarily related to real estate sold to franchisees. Software implementation costs of $5.2 million for the year ended December 27, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Exit costs	$272	$518	$385
Severance and other restructuring charges	2,156	1,057	100
Total restructuring charges and exit costs	$2,428	$1,575	$485

Exit costs are primarily comprised of costs related to closed restaurants. Exit cost liabilities were $0.2 million and $1.2 million as of December 25, 2019 and December 26, 2018, respectively. As a result of the adoption of Topic 842, exit cost liabilities related to lease costs are now included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 3.

The components of the change in accrued exit cost liabilities for the fiscal year-ended December 26, 2018 were as follows:

Balance, beginning of year	$1,180
Exit costs (1)	518
Payments, net of sublease receipts	(615)
Interest accretion	72
Balance, end of year	1,155
Less current portion included in other current liabilities	546
Long-term portion included in other noncurrent liabilities	$609

(1)	Included as a component of operating (gains), losses and other charges, net.

The increase in severance and other restructuring charges for the years ended December 25, 2019 and December 26, 2018 was primarily the result of positions eliminated as part of our refranchising and development strategy announced during the fourth quarter of 2018. As of December 25, 2019 and December 26, 2018, we had accrued severance and other restructuring charges of $0.9 million and $0.6 million, respectively. The balance as of December 25, 2019 is expected to be paid during the next 12 months.

Impairment charges of $1.6 million for the year ended December 26, 2018 primarily related to the impairment of an underperforming unit. Impairment charges of $0.3 million for the year ended December 27, 2017 related to the relocation of two high-performing company restaurants due to the loss of property control.

Note 6.     Receivables

Receivables, net were comprised of the following:

	December 25, 2019	December 26, 2018
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$14,551	$11,459
Financing receivables from franchisees	2,230	3,211
Vendor receivables	3,260	4,016
Credit card receivables	6,806	5,955
Other	915	1,942
Allowance for doubtful accounts	(274)	(300)
Total receivables, net	$27,488	$26,283

Other noncurrent assets:
Financing receivables from franchisees	$364	$1,528

During the year ended December 26, 2018, we recorded an allowance for doubtful accounts of $0.2 million of financing receivables from a franchisee. Also, as of December 26, 2018, there were $1.0 million of insurance receivables, which are included as a component of other receivables in the above table, that primarily related to hurricane damages incurred during 2017 and other property damage incurred during 2018.

Note 7.     Property

Property, net consisted of the following:

	December 25, 2019	December 26, 2018
	(In thousands)
Land	$39,720	$33,566
Buildings and leasehold improvements	172,881	241,990
Other property and equipment	32,470	68,315
Total property owned	245,071	343,871
Less accumulated depreciation	147,445	226,620
Property owned, net	$97,626	$117,251

 The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 25, 2019	December 26, 2018
	(In thousands)
Land	$27,205	$16,730
Buildings and leasehold improvements	78,584	53,790
Total property owned, leased to franchisees	105,789	70,520
Less accumulated depreciation	65,476	46,354
Property owned, leased to franchisees, net	40,313	24,166
Buildings held under finance leases, leased to franchisees	8,445	5,776
Less accumulated amortization	3,768	2,746
Property held under finance leases, leased to franchisees, net	4,677	3,030
Total property leased to franchisees, net	$44,990	$27,196

Depreciation expense, including amortization of property under finance leases, for 2019, 2018 and 2017 was $16.3 million, $23.0 million and $21.2 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 11.

Note 8.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 25, 2019	December 26, 2018
	(In thousands)
Balance, beginning of year	$39,781	$38,269
Additions related to acquisitions	—	1,574
Adjustments related to the sale of restaurants	(2,949)	(62)
Balance, end of year	$36,832	$39,781

Intangible assets were comprised of the following:

	December 25, 2019		December 26, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	166	—
Intangible assets with definite lives:
Reacquired franchise rights	15,516	5,767	19,933	5,119
Intangible assets	$59,723	$5,767	$64,186	$5,119

The weighted-average life of the reacquired franchise rights is approximately eight years. The amortization expense for definite-lived intangibles and other assets for 2019, 2018 and 2017 was $3.6 million, $4.1 million and $2.5 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2020	$2,289
2021	1,347
2022	1,240
2023	915
2024	845

We performed an annual impairment test as of December 25, 2019 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 9.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 25, 2019	December 26, 2018
	(In thousands)
Accrued payroll	$19,689	$23,395
Accrued insurance, primarily current portion of liability for insurance claims	6,515	7,323
Accrued taxes	5,624	7,667
Accrued advertising	6,753	7,413
Gift cards	6,469	6,546
Other	12,257	9,446
Other current liabilities	$57,307	$61,790

Note 10.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 25, 2019:
Deferred compensation plan investments (1)	$13,517	$13,517	$—	$—
Interest rate swaps, net (2)	(44,670)	—	(44,670)	—
Investments (3)	3,649	—	3,649	—
Total	$(27,504)	$13,517	$(41,021)	$—

Fair value measurements as of December 26, 2018:
Deferred compensation plan investments (1)	$11,235	$11,235	$—	$—
Interest rate swaps (2)	(4,475)	—	(4,475)	—
Investments (3)	1,709	—	1,709	—
Total	$8,469	$11,235	$(2,766)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 11 for details on the interest rate swaps.

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

Note 11.     Long-Term Debt

Long-term debt consisted of the following:

	December 25, 2019	December 26, 2018
	(In thousands)
Revolving loans	$240,000	$286,500
Finance lease obligations	16,453	30,591
Total long-term debt	256,453	317,091
Less current maturities	1,674	3,410
Noncurrent portion of long-term debt	$254,779	$313,681

There are no future maturities of our revolving loans due in 2020 through 2021. The $240.0 million of revolving loans are due October 26, 2022.

Denny’s Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of December 25, 2019, we had outstanding revolver loans of $240.0 million and outstanding letters of credit under the senior secured revolver of $20.6 million. These balances resulted in availability of $139.4 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.47% and 4.43% as of December 25, 2019 and December 26, 2018, respectively. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.99% and 4.48% as of December 25, 2019 and December 26, 2018, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.25% as of December 25, 2019. Borrowings under the credit facility bear a tiered interest rate, also based on our leverage ratio, and was set at LIBOR plus 1.75% as of December 25, 2019.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 25, 2019.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate borrowings. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations.

Under the interest rate swaps, we pay a fixed rate on the notional amount in addition to the current interest rate as determined by our consolidated leverage ratio in effect at the time. A summary of our interest rate swaps as of December 25, 2019 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		2.46%
February 15, 2018	March 31, 2020	December 31, 2033	$80,000	(1)	3.19%

(1)	The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of December 25, 2019, the fair value of the interest rate swaps was a liability of $44.7 million, which is recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets. See Note 17 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 12.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services.

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017 (1)

Company restaurant sales	$306,377	$411,932	$390,352
Franchise and license revenue:
Royalties	108,813	101,557	100,631
Advertising revenue	81,144	78,308	—
Initial and other fees	6,541	6,422	2,466
Occupancy revenue	38,514	31,960	35,720
Franchise and license revenue	235,012	218,247	138,817
Total operating revenue	$541,389	$630,179	$529,169

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

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

(In thousands)
Balance, December 26, 2018	$20,538
Fees received from franchisees	5,634
Revenue recognized (1)	(2,916)
Balance, December 25, 2019	23,256
Less current portion included in other current liabilities	2,235
Deferred franchise revenue included in other noncurrent liabilities	$21,021

(1) Of this amount $2.5 million was included in the deferred franchise revenue balance as of December 26, 2018.

As of December 25, 2019, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
2020	$2,235
2021	2,049
2022	1,940
2023	1,860
2024	1,809
Thereafter	13,363
Deferred franchise revenue	$23,256

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of December 25, 2019 and December 26, 2018 was $6.5 million and $6.5 million, respectively. During the year ended December 25, 2019, we recognized revenue of $1.4 million from gift card redemptions at company restaurants.

Financial Statement Impact of Adoption
The following tables summarize the impact of adopting Topic 606 on our financial statement line items as of December 26, 2018 and for the quarter and year ended December 26, 2018.

	Year ended December 26, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Prepaid and other current assets	$10,866	$509	$11,375
Deferred income taxes	17,333	(4,988)	12,345
Other current liabilities	61,790	(407)	61,383
Other noncurrent liabilities	48,087	(18,370)	29,717
Deficit	(306,414)	14,298	(292,116)

	Quarter ended December 26, 2018			Year ended December 26, 2018
Consolidated Statement of Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands, except per share amounts)
Franchise and license revenue	$55,160	$(21,162)	$33,998	$218,247	$(82,815)	$135,432
Costs of franchise and license revenue	28,517	(20,962)	7,555	114,296	(81,268)	33,028
Provision for income taxes	1,340	(52)	1,288	8,557	(400)	8,157
Net income	11,503	(148)	11,355	43,693	(1,147)	42,546
Basic net income per share	0.19	(0.01)	0.18	0.69	(0.02)	0.67
Diluted net income per share	0.18	—	0.18	0.67	(0.02)	0.65

	Quarter ended December 26, 2018			Year ended December 26, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Amounts without adoption of Topic 606	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$11,503	$(148)	$11,355	$43,693	$(1,147)	$42,546
Total comprehensive income	4,816	(148)	4,668	41,863	(1,147)	40,716

	Year ended December 26, 2018
Consolidated Statement of Cash Flow	As Reported	Adjustments	Amounts without adoption of Topic 606
	(In thousands)
Net income	$43,693	$(1,147)	$42,546
Deferred income tax expense	6,193	(400)	5,793
Changes in assets and liabilities:
Other current assets	921	(509)	412
Other accrued liabilities	(1,676)	573	(1,103)
Other noncurrent liabilities	(4,418)	1,483	(2,935)
Net cash flows provided by operating activities	73,690	—	73,690

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

Note 13.     Employee Benefit Plans

We maintain defined contribution plans and defined benefit plans which cover a substantial number of employees.

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

In addition, a non-qualified deferred compensation plan is offered to certain employees. This plan allows participants to defer up to 50% of annual salary and up to 75% of bonuses and incentive compensation awards, on a pre-tax basis. There are no matching contributions made under this plan.

We made total contributions of $1.9 million, $2.2 million and $2.0 million for 2019, 2018 and 2017, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 25, 2019	December 26, 2018
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,393	$2,608
Interest cost	81	76
Actuarial losses (gains)	25	(96)
Benefits paid	(162)	(195)
Benefit obligation at end of year	$2,337	$2,393
Accumulated benefit obligation	$2,337	$2,393
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	162	195
Benefits paid	(162)	(195)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(2,337)	$(2,393)
Amounts recognized on the balance sheet:
Other current liabilities	$(662)	$(584)
Other noncurrent liabilities	(1,675)	(1,809)
Net amount recognized	$(2,337)	$(2,393)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(823)	$(885)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Benefit obligation actuarial (loss) gain	$(25)	$96
Amortization of net loss	86	112
Other comprehensive income	$61	$208

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Interest cost	$81	$76	$83
Amortization of net loss	86	112	92
Settlement loss recognized	—	—	21
Net periodic benefit cost	$167	$188	$196

Assumptions

The discount rates used to determine the benefit obligations as of December 25, 2019 and December 26, 2018 were 2.56% and 3.83%, respectively. The discount rates used to determine net period pension costs for 2019, 2018 and 2017 were 3.83%, 3.08% and 3.31%, respectively.

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

Contributions and Expected Future Benefit Payments

We made contributions of $0.2 million to our defined benefit plans during each of the years ended December 25, 2019 and December 26, 2018. We expect to contribute $0.7 million to our defined benefit plans during 2020.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2025 through 2029 are as follows:

Defined Benefit Plans
(In thousands)
2020	$662
2021	223
2022	327
2023	418
2024	132
2025 through 2029	640

Note 14.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny’s Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 25, 2019, there were 2.6 million shares available for grant under the 2017 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2017 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Performance share awards	$5,765	$5,039	$7,838
Restricted stock units for board members	929	999	703
Total share-based compensation	$6,694	$6,038	$8,541

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were approximately $1.7 million, $1.6 million and $3.3 million during the years ended December 25, 2019, December 26, 2018 and December 27, 2017, respectively.

Performance Share Units

We primarily grant performance share units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies and performance share units containing a performance condition based on the Company’s achievement of certain operating metrics. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the performance share units activity during the year ended December 25, 2019:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,688	$12.65
Granted	631	$19.02
Vested	(631)	$9.48
Forfeited	(7)	$14.48
Outstanding, end of year	1,681	$16.22
Convertible, end of year	586	$12.59

During the year ended December 25, 2019, and included in the performance share units activity table above, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EPS growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $20.47 per share. The performance shares based on the Adjusted EPS growth rate have a grant date fair value of $17.58 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 25, 2019. The performance period for these performance shares is the three year fiscal period beginning December 27, 2018 and ending December 29, 2021. The performance shares will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period. For 2019, 2018 and 2017, the weighted average grant date fair value of awards granted was $19.02, $16.97 and $12.59, respectively.

We made payments of $0.4 million, $0.2 million and $3.9 million in cash during 2019, 2018 and 2017, respectively, related to converted performance share units. Payments in 2019 and 2018 relate to the payment of payroll taxes. The intrinsic value of units converted was $16.9 million, $9.8 million and $5.0 million during 2019, 2018 and 2017, respectively. As of December 25, 2019 and December 26, 2018, we had accrued compensation of $0.1 million and $0.4 million, respectively, included as a component of other current liabilities and $0.2 million and $0.2 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets, which represents future estimated payroll taxes. As of December 25, 2019, we had $8.8 million of unrecognized compensation cost related to unvested performance share unit awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Restricted Stock Units

During the year ended December 25, 2019, we granted approximately 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $19.44 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors or in three equal annual installments commencing after termination of service as a member of our Board. During the year ended December 25, 2019, 0.1 million restricted stock units were converted into shares of common stock.

There were 0.7 million and 0.8 million restricted stock units outstanding as of December 25, 2019 and December 26, 2018, respectively. As of December 25, 2019, we had approximately $0.3 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2019, 2018 or 2017.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	502	$3.02
Exercised	(362)	$2.68
Outstanding, end of year	140	$3.89	1.1	$2,284
Exercisable, end of year	140	$3.89	1.1	$2,284

The total intrinsic value of the options exercised was $6.6 million, $4.9 million and $2.3 million during the years ended December 25, 2019, December 26, 2018 and December 27, 2017, respectively.

Note 15.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Current:
Federal	$12,421	$(632)	$3,688
State and local	5,156	1,833	2,071
Foreign	1,142	1,042	961
Deferred:
Federal	9,944	5,432	10,075
State and local	6,061	761	196
(Decrease) increase of valuation allowance	(2,935)	121	216
Total provision for income taxes	$31,789	$8,557	$17,207

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 25, 2019	December 26, 2018	December 27, 2017
Statutory provision rate	21%	21%	35%
State and local taxes, net of federal income tax benefit	8	6	5
Reduction in state valuation allowance	(2)	—	—
Wage addback on income tax credits earned	—	—	2
General business credits generated	(2)	(5)	(5)
Foreign tax credits generated	(1)	(2)	(2)
Share-based compensation	(3)	(3)	(3)
Impact of tax reform	—	—	(3)
Other	—	(1)	1
Effective tax rate	21%	16%	30%

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
For 2019, there was no significant difference between our effective tax rate and the statutory tax rate of 21%. The impact of state taxes on the statutory rate was partially offset by the generation of employment and foreign tax credits. In addition, the 2019 rate benefited $2.0 million related to share-based compensation and $2.0 million related to the completion of an Internal Revenue Service federal income audit of the 2016 tax year. The 2018 rate was primarily impacted by the Tax Act statutory tax rate reduction, state taxes and the generation of employment and foreign tax credits. In addition, the 2018 rate benefited $1.4 million from items related to share-based compensation. For the 2017 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. The 2017 rate also benefited $1.7 million from share-based compensation and $1.6 million from the revaluing of deferred tax assets and liabilities required under the Tax Act.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 25, 2019	December 26, 2018
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$4,202	$4,647
Finance lease liabilities	1,263	2,045
Operating lease liabilities	43,497	—
Accrued exit cost	48	445
Interest rate swaps	11,491	1,157
Pension, other retirement and compensation plans	10,549	10,568
Deferred income	4,688	5,099
Other accruals	—	633
Alternative minimum tax credit carryforwards	—	928
General business and foreign tax credit carryforwards - state and federal	2,945	11,061
Net operating loss carryforwards - state	9,621	13,899
Total deferred tax assets before valuation allowance	88,304	50,482
Less: valuation allowance	(10,264)	(13,199)
Total deferred tax assets	78,040	37,283
Deferred tax liabilities:
Intangible assets	(14,858)	(14,631)
Deferred finance costs	(211)	(286)
Operating lease right-of-use assets	(40,751)	—
Fixed assets	(6,711)	(5,033)
Other accruals	(791)	—
Total deferred tax liabilities	(63,322)	(19,950)
Net deferred tax asset	$14,718	$17,333

The Company’s state net operating loss tax asset of approximately $9.6 million includes $8.3 million related to South Carolina.
The $2.9 million change in the valuation allowance primarily relates to the expiration of $3.6 million of South Carolina net operating loss carryforwards, partially offset by additional valuation allowances of $0.7 million on state enterprise zone credits and foreign tax credits that will never be utilized.
Of the $10.3 million of the valuation allowance, $8.1 million related to South Carolina net operating loss carryforwards, $1.1 million related to state enterprise zone credits and $0.7 million related to foreign tax credit carryforwards, all of which will never be utilized.

It is more likely than not that we will be able to utilize all of our existing temporary differences and most of our remaining state tax net operating losses and state credit tax carryforwards prior to their expiration.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 25, 2019	December 26, 2018
	(In thousands)
Balance, beginning of year	$2,940	$1,469
Increase related to current-year tax positions	—	941
(Decrease) increase related to prior-year tax positions	(1,893)	530
Balance, end of year	$1,047	$2,940

There was no interest expense associated with unrecognized tax benefits for the years ended December 25, 2019 and December 26, 2018, respectively.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. We completed our federal audit by the Internal Revenue Service for tax year 2016 during 2019. We remain subject to examination for U.S. federal taxes for 2017, 2018 and 2019 and in the following major state jurisdictions: California (2015-2019), Florida (2016-2019) and Texas (2015-2019).

Note 16.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands, except per share amounts)
Net income	$117,410	$43,693	$39,594

Weighted average shares outstanding - basic	59,944	63,364	68,077
Effect of dilutive share-based compensation awards	1,889	2,198	2,326
Weighted average shares outstanding - diluted	61,833	65,562	70,403

Basic net income per share	$1.96	$0.69	$0.58
Diluted net income per share	$1.90	$0.67	$0.56

Anti-dilutive share-based compensation awards	270	—	606

Note 17.     Shareholders’ Equity

Share Repurchases

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2019, 2017 and 2016, the Board approved share repurchase programs for $250 million, $200 million and $100 million of our common stock, respectively.

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

In November 2016, we entered into a $25 million ASR agreement with MUFG Securities EMEA plc (“MUFG”) (the “2016 ASR”). We paid $25 million in cash and received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million was recorded as additional paid-in capital in shareholders’ deficit as of December 28, 2016 as an equity forward contract. During 2017, we settled the 2016 ASR agreement, recording $6.9 million of treasury stock related to the final delivery of an additional 0.5 million shares of our common stock based on a combined discounted VWAP of $12.36 per share.

In November 2018, we entered into a $25 million ASR agreement with MUFG (the “2018 ASR”). We paid $25 million in cash and received approximately 1.1 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.2 million of treasury stock related to these shares. The remaining balance of $6.8 million was recorded as additional paid-in capital in shareholders’ deficit as of December 26, 2018 as an equity forward contract. During 2019, we settled the 2018 ASR agreement, recording $6.8 million of treasury stock related to the final delivery of an additional 0.4 million shares of our common stock based on a combined discounted VWAP of $17.04 per share.

During 2019, including the settlement of the 2018 ASR agreement, we repurchased a total of 5.3 million shares of our common stock for approximately $103.0 million. During 2018, including shares repurchased under the 2018 ASR, we repurchased a total of 3.9 million shares of our common stock for $61.2 million. In addition to the settlement of the 2016 ASR agreement, during 2017, we repurchased a total of 6.8 million shares for $82.9 million, thus completing the 2016 repurchase program. As of December 25, 2019, there was $282.2 million remaining under the 2017 and 2019 repurchase programs.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Benefit obligation actuarial loss	(172)	—	(172)
Amortization of net loss (1)	92	—	92
Settlement loss recognized	21	—	21
Net change in fair value of derivatives	—	(1,359)	(1,359)
Reclassification of derivatives to interest expense (2)	—	(72)	(72)
Income tax benefit	22	559	581
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Benefit obligation actuarial gain	96	—	96
Amortization of net loss (1)	112	—	112
Net change in fair value of derivatives	—	(2,595)	(2,595)
Reclassification of derivatives to interest expense (2)	—	307	307
Income tax (expense) benefit	(53)	303	250
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Benefit obligation actuarial loss	(25)	—	(25)
Amortization of net loss (1)	86	—	86
Net change in fair value of derivatives	—	(40,486)	(40,486)
Reclassification of derivatives to interest expense (2)	—	291	291
Income tax (expense) benefit	(15)	10,335	10,320
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 13 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Income. We expect to reclassify approximately $1.2 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 11 for additional details.

Note 18.     Commitments and Contingencies

We have guarantees related to certain franchisee loans with terms extending from one to four years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 25, 2019, no events had occurred that caused us to make payments under the guarantees. There were $0.6 million and $2.5 million of loans outstanding under these programs as of December 25, 2019 and December 26, 2018, respectively. As of December 25, 2019, the maximum amount payable under the loan guarantees was $0.5 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of December 25, 2019 and December 26, 2018, which are included as a component of other noncurrent liabilities in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 25, 2019 consist of the following:

(In thousands)
Less than 1 year	$193,494
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$193,494

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 25, 2019	December 26, 2018	December 27, 2017
	(In thousands)
Income taxes paid, net	$24,147	$3,254	$6,367
Interest paid	$17,792	$19,447	$14,636

Noncash investing and financing activities:
Noncash consideration received in connection with the sale of real estate	$3,000	$—	$—
Notes received in connection with disposition of property	$920	$—	$1,750
Property acquisition payable	$—	$—	$500
Accrued purchase of property	$1,791	$178	$531
Insurance proceeds receivable	$48	$653	$364
Issuance of common stock, pursuant to share-based compensation plans	$7,522	$4,671	$4,961
Execution of finance leases	$305	$3,623	$6,573
Treasury stock payable	$1,816	$72	$120

Note 20.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2019 and 2018 are set forth below:

	Fiscal Year Ended December 25, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales (1)	$98,545	$95,447	$63,582	$48,803
Franchise and licensing revenue (1)	52,866	56,437	60,676	65,033
Total operating revenue (1)	151,411	151,884	124,258	113,836
Total operating costs and expenses (1)	127,280	105,769	56,084	87,273
Operating income (1)	$24,131	$46,115	$68,174	$26,563
Net income (1)	$15,490	$34,239	$49,122	$18,559
Basic net income per share (1)(2)	$0.25	$0.57	$0.83	$0.32
Diluted net income per share (1)(2)	$0.24	$0.55	$0.80	$0.31

	Fiscal Year Ended December 26, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$101,193	$102,741	$103,609	$104,389
Franchise and licensing revenue	54,080	54,593	54,414	55,160
Total operating revenue	155,273	157,334	158,023	159,549
Total operating costs and expenses	138,848	138,374	139,554	139,789
Operating income	$16,425	$18,960	$18,469	$19,760
Net income	$9,759	$11,626	$10,805	$11,503
Basic net income per share (2)	$0.15	$0.18	$0.17	$0.19
Diluted net income per share (2)	$0.15	$0.18	$0.16	$0.18

(1)
During 2019, the Company migrated from a 90% franchised business model to one that is 96% franchised by selling company owned restaurants to franchisees which resulted in, among other items, a reduction in revenues and the recording of approximately $82.9 million of gains. In addition, the Company also recorded an additional $11.9 million of gains related to the sale of real estate. See Note 4 and Note 5 for details.

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

Date: February 24, 2020

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer and Director	February 24, 2020
(John C. Miller)	(Principal Executive Officer)

/s/ Robert P. Verostek	Senior Vice President and Chief Financial Officer	February 24, 2020
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	February 24, 2020
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 24, 2020
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 24, 2020
(Bernadette S. Aulestia)

/s/ Gregg R. Dedrick	Director	February 24, 2020
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 24, 2020
(José M. Gutiérrez)

/s/ Robert E. Marks	Director	February 24, 2020
(Robert E. Marks)

/s/ Donald C. Robinson	Director	February 24, 2020
(Donald C. Robinson)

/s/ Laysha Ward	Director	February 24, 2020
(Laysha Ward)

/s/ F. Mark Wolfinger	President and Director	February 24, 2020
(F. Mark Wolfinger)