Form 10-Q
period 2020-03-25
DENNY'S Corp
filed 2020-05-15
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2020
or
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
Yes ☐   No  ☒

As of May 14, 2020, 55,692,074 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

The registrant has relied on the Securities and Exchange Commission’s Orders under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report on Form 10-Q . The coronavirus (COVID-19) pandemic has caused disruptions in the registrant’s day-to-day activities, which have in turn required key personnel to devote considerable time and resources to respond to these disruptions, limiting their ability to engage in the activities necessary to complete this Quarterly Report prior to the initial filing deadline Additional time was required to develop and process the registrant's financial information reflected in this Quarterly Report as well as to prepare required disclosures related to the impact of the COVID-19 pandemic.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 25, 2020	December 25, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$39,218	$3,372
Investments	5,165	3,649
Receivables, net	15,136	27,488
Inventories	1,202	1,325
Assets held for sale	—	1,925
Prepaid and other current assets	10,863	14,974
Total current assets	71,584	52,733
Property, net of accumulated depreciation of $151,140 and $147,445, respectively	97,077	97,626
Financing lease right-of-use assets, net of accumulated amortization of $8,920 and $8,468, respectively	11,205	11,720
Operating lease right-of-use assets, net	152,952	158,550
Goodwill	36,884	36,832
Intangible assets, net	53,270	53,956
Deferred financing costs, net	1,575	1,727
Deferred income taxes, net	28,999	14,718
Other noncurrent assets	30,587	32,525
Total assets	$484,133	$460,387
Liabilities
Current liabilities:
Current finance lease liabilities	$1,637	$1,674
Current operating lease liabilities	16,403	16,344
Accounts payable	12,009	20,256
Other current liabilities	35,989	57,307
Total current liabilities	66,038	95,581
Long-term liabilities:
Long-term debt	318,000	240,000
Noncurrent finance lease liabilities	14,413	14,779
Noncurrent operating lease liabilities	149,239	152,750
Liability for insurance claims, less current portion	11,978	11,454
Other noncurrent liabilities	124,957	83,887
Total long-term liabilities	618,587	502,870
Total liabilities	684,625	598,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 25, 2020: 109,677 shares issued and 55,667 shares outstanding; December 25, 2019: 109,415 shares issued and 57,095 shares outstanding	$1,097	$1,094
Paid-in capital	599,401	603,980
Deficit	(180,385)	(189,398)
Accumulated other comprehensive loss, net of tax	(66,632)	(33,960)
Treasury stock, at cost, 54,010 and 52,320 shares, respectively	(553,973)	(519,780)
Total shareholders' deficit	(200,492)	(138,064)
Total liabilities and shareholders' deficit	$484,133	$460,387

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$42,291	$98,545
Franchise and license revenue	54,404	52,866
Total operating revenue	96,695	151,411
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	10,130	23,905
Payroll and benefits	17,106	39,832
Occupancy	3,163	5,784
Other operating expenses	5,719	14,592
Total costs of company restaurant sales	36,118	84,113
Costs of franchise and license revenue, excluding depreciation and amortization	29,170	27,058
General and administrative expenses	7,742	18,811
Depreciation and amortization	4,146	6,233
Operating (gains), losses and other charges, net	1,473	(8,935)
Total operating costs and expenses, net	78,649	127,280
Operating income	18,046	24,131
Interest expense, net	3,951	5,407
Other nonoperating expense (income), net	2,763	(1,423)
Income before income taxes	11,332	20,147
Provision for income taxes	2,319	4,657
Net income	$9,013	$15,490

Basic net income per share	$0.16	$0.25
Diluted net income per share	$0.16	$0.24

Basic weighted average shares outstanding	56,300	61,651
Diluted weighted average shares outstanding	58,106	63,683

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Net income	$9,013	$15,490
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $6 and $6, respectively	17	16
Changes in the fair value of derivatives, net of tax of $(11,795) and $(4,622), respectively	(32,928)	(12,152)
Reclassification of derivatives to interest expense, net of tax of $86 and $(7), respectively	239	(17)
Other comprehensive loss	(32,672)	(12,153)
Total comprehensive income (loss)	$(23,659)	$3,337

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended March 25, 2020 and March 27, 2019
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net income	—	—	—	—	—	9,013	—	9,013
Other comprehensive loss	—	—	—	—	—	—	(32,672)	(32,672)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(4,576)	—	—	(4,576)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	262	3	—	—	(3)	—	—	—
Balance, March 25, 2020	109,677	$1,097	(54,010)	$(553,973)	$599,401	$(180,385)	$(66,632)	$(200,492)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	15,490	—	15,490
Other comprehensive loss	—	—	—	—	—	—	(12,153)	(12,153)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(985)	—	—	(985)
Purchase of treasury stock	—	—	(507)	(8,941)	—	—	—	(8,941)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	347	3	—	—	(3)	—	—	—
Exercise of common stock options	54	1	—	—	106	—	—	107
Balance, March 27, 2019	108,986	$1,090	(47,948)	$(432,519)	$598,825	$(291,318)	$(16,299)	$(140,221)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$9,013	$15,490
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,146	6,233
Operating (gains), losses and other charges, net	1,473	(8,935)
Amortization of deferred financing costs	152	152
Gains on investments	(116)	(39)
Losses (gains) on early extinguishments of debt and leases	28	(74)
Deferred income tax (benefit) expense	(2,577)	1,476
Share-based compensation (benefit) expense	(1,537)	2,253
Changes in assets and liabilities:
Receivables	15,815	7,428
Inventories	(4)	121
Other current assets	4,111	2,904
Other assets	1,578	(1,355)
Operating lease assets/liabilities	(18)	(234)
Accounts payable	(7,465)	(1,471)
Accrued salaries and vacations	(12,783)	(6,439)
Accrued taxes	(971)	(494)
Other accrued liabilities	(6,337)	(5,499)
Other noncurrent liabilities	(2,607)	951
Net cash flows provided by operating activities	1,901	12,468
Cash flows from investing activities:
Capital expenditures	(2,818)	(3,109)
Acquisition of restaurants and real estate	—	(4,706)
(Costs) proceeds from sales of restaurants, real estate and other assets	(35)	7,914
Investment purchases	(1,400)	(1,300)
Collections on notes receivable	505	425
Issuance of notes receivable	(408)	(571)
Net cash flows used in investing activities	(4,156)	(1,347)
Cash flows from financing activities:
Revolver borrowings	102,500	28,500
Revolver payments	(24,500)	(31,500)
Long-term debt payments	(406)	(795)
Proceeds from exercise of stock options	—	107
Tax withholding on share-based payments	(3,036)	(3,178)
Purchase of treasury stock	(36,008)	(8,089)
Net bank overdrafts	(449)	705
Net cash flows provided by (used in) financing activities	38,101	(14,250)
Increase (decrease) in cash and cash equivalents	35,846	(3,129)
Cash and cash equivalents at beginning of period	3,372	5,026
Cash and cash equivalents at end of period	$39,218	$1,897

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 25, 2020, the Denny's brand consisted of 1,695 restaurants, 1,628 of which were franchised/licensed restaurants and 67 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations for the quarter ended March 25, 2020, which is expected to continue with the timing of recovery uncertain. During the quarter ended March 25, 2020, many of our company and franchised/licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. This has continued into the second quarter of 2020. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised/licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business; however, we expect that the COVID-19 pandemic will impact our results of operations for the quarter ended June 24, 2020 more significantly than during the quarter ended March 25, 2020. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 25, 2019 which are contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 30, 2020.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," The new guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for a limited time, from March 12, 2020 through December 31, 2022. The Company adopted this ASU on March 12, 2020. The adoption of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Accounting Standards to be Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables consisted of the following:

	March 25, 2020	December 25, 2019
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$8,669	$14,551
Financing receivables from franchisees	1,819	2,230
Receivables in connection with disposition of property	2,291	—
Vendor receivables	1,198	3,260
Credit card receivables	85	6,806
Other	2,323	915
Allowance for doubtful accounts	(1,249)	(274)
Total receivables, net	$15,136	$27,488

Other noncurrent assets:
Financing receivables from franchisees	$248	$364

We recorded an additional $1.0 million of bad debt expense for the quarter ended March 25, 2020 based on expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 4.    Goodwill and Other Intangible Assets

(In thousands)
Balance, December 25, 2019	$36,832
Reclassification from assets held for sale	52
Balance, March 25, 2020	$36,884

Other intangible assets consisted of the following:

	March 25, 2020		December 25, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	15,432	6,369	15,516	5,767
Intangible assets, net	$59,639	$6,369	$59,723	$5,767

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price as well as that of its competitors, the negative impact on sales at Company and franchised restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the quarter ended March 25, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. However, we recorded less than $0.1 million of impairment related to reacquired franchise rights. See Note 9.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 25, 2020	December 25, 2019
	(In thousands)
Accrued payroll	$7,047	$19,689
Accrued insurance, primarily current portion of liability for insurance claims	6,316	6,515
Accrued taxes	4,653	5,624
Accrued advertising	3,331	6,753
Gift cards	4,790	6,469
Other	9,852	12,257
Other current liabilities	$35,989	$57,307

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 25, 2020:
Deferred compensation plan investments (1)	$11,174	$11,174	$—	$—
Interest rate swaps (2)	(89,068)	—	(89,068)	—
Investments (3)	5,165	—	5,165	—
Total	$(72,729)	$11,174	$(83,903)	$—

Fair value measurements as of December 25, 2019:
Deferred compensation plan investments (1)	$13,517	$13,517	$—	$—
Interest rate swaps (2)	(44,670)	—	(44,670)	—
Investments (3)	3,649	—	3,649	—
Total	$(27,504)	$13,517	$(41,021)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 7 for details on the interest rate swaps.

(3)
The fair values of our investments are valued using a readily determinable net asset value per share based on the fair value of the underlying securities. There are no significant redemption restrictions associated with these investments.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges

Fair value measurements as of March 25, 2020:
Assets held and used (1)	$2,718	$2,181

(1)
As of March 25, 2020, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the quarter ended March 25, 2020, we recognized impairment charges of $2.2 million related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. As of March 25, 2020, we had outstanding revolver loans of $318.0 million and outstanding letters of credit under the senior secured revolver of $19.3 million. These balances resulted in availability of $62.7 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.39% and 3.47% as of March 25, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.84% and 3.99% as of March 25, 2020 and December 25, 2019, respectively.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of March 25, 2020. Borrowings under the credit facility bear a tiered interest rate, also based on our consolidated leverage ratio, which was set at LIBOR plus 2.00% as of March 25, 2020. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 25, 2020.

Amendment of Credit Facility
As a result of projecting that we would not be in compliance with certain financial covenants beginning for the quarter ending June 24, 2020 due to the impact of the COVID-19 pandemic, subsequent to the quarter ended March 25, 2020, the Company and certain of its subsidiaries entered into a second amendment to the current credit agreement (the “Second Amendment”) dated as of May 13, 2020 (the “Effective Date”), which amends the current credit agreement dated as of October 26, 2017 (the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”).

Commencing with the Effective Date of the Second Amendment until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, the interest rate of the Amended Credit Agreement shall be increased to LIBOR plus 3.00%. During this period, the Company will also have supplemental monthly reporting obligations to its lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures will be restricted to $10 million in the aggregate, beginning on the Effective Date through the fiscal quarter ending March 31, 2021.
The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on the Effective Date to May 26, 2021.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of March 25, 2020 is as follows:

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

As of March 25, 2020, the fair value of the interest rate swaps was a liability of $89.1 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 13 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channels and types of goods or services:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(Dollars in thousands)
Company restaurant sales	$42,291	$98,545
Franchise and license revenue:
Royalties	23,847	25,240
Advertising revenue	17,526	18,942
Initial and other fees	1,697	1,139
Occupancy revenue	11,334	7,545
Franchise and license revenue	54,404	52,866
Total operating revenue	$96,695	$151,411

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Operating lease revenue	$8,622	$5,425
Variable lease revenue	2,712	2,120
Total occupancy revenue	$11,334	$7,545

Balances related to contracts with customers consist of receivables, deferred franchise revenue and deferred gift card revenue. See Note 3 for details on our receivables.
Deferred franchise revenue consists primarily of the unamortized portion of initial franchise fees that are currently being amortized into revenue and amounts related to development agreements and unopened restaurants that we will begin amortizing into revenue when the related restaurants are opened. Initial franchise fees are amortized over the term of the related franchise agreement, generally 10-20 years. Deferred franchise revenue represents our remaining performance obligations to our franchisees, excluding amounts of variable consideration related to sales-based royalties and advertising. The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 25, 2019	$23,256
Fees received from franchisees	287
Revenue recognized (1)	(795)
Balance, March 25, 2020	22,748
Less current portion included in other current liabilities	2,179
Deferred franchise revenue included in other noncurrent liabilities	$20,569

(1) Of this amount $0.8 million was included in the deferred franchise revenue balance as of December 25, 2019.

Gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of gift card liabilities represents our remaining performance obligations to our customers. The balance of gift card liabilities as of March 25, 2020 and December 25, 2019 was $4.8 million and $6.5 million, respectively. During the quarter ended March 25, 2020, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Gains on sales of assets and other, net	$(1,070)	$(9,475)
Restructuring charges and exit costs	362	540
Impairment charges	2,181	—
Operating (gains), losses and other charges, net	$1,473	$(8,935)

During the quarter ended March 25, 2020, gains on sales of assets and other, net were primarily related to the sales of two real estate parcels. During the quarter ended March 27, 2019, gains on sales of assets and other, net included a $7.5 million gain on the sale of one parcel of real estate and $2.2 million in gains on the sales of three company restaurants.

As of December 25, 2019, we had recorded assets held for sale at their carrying amount of $1.9 million (comprised of property of $1.6 million, other assets of $0.2 million and goodwill of $0.1 million) related to four company restaurants and two pieces of real estate. During the quarter ended March 25, 2020, the two pieces of real estate were sold and the four company restaurants were reclassified out of assets held for sale, as they are no longer expected to be sold in the next 12 months.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Exit costs	$44	$122
Severance and other restructuring charges	318	418
Total restructuring charges and exit costs	$362	$540

Exit cost liabilities were $0.2 million as of March 25, 2020 and December 25, 2019. As a result of the adoption of Accounting Standards Codification Topic 842, Leases ("Topic 842") exit cost liabilities related to lease costs are now included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of March 25, 2020 and December 25, 2019, we had accrued severance and other restructuring charges of $0.6 million and $0.9 million, respectively. The balance as of March 25, 2020 is expected to be paid during the next 12 months.

We review our property, right-of-use assets ("ROU assets") and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. Based on our review, we recorded impairment charges of $2.2 million for the quarter ended March 25, 2020 resulting from the impacts of the COVID-19 pandemic. The $2.2 million included $1.1 million related to property, $1.0 million related to operating lease right-of-use assets and less than $0.1 million related to finance lease right-of-use assets and reacquired franchise rights, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Performance share awards	$(1,746)	$1,998
Restricted stock units for board members	209	255
Total share-based compensation	$(1,537)	$2,253

Performance Share Units

During the quarter ended March 25, 2020, we issued 0.3 million shares of common stock related to vested performance share units. In addition 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of March 25, 2020, we had approximately $4.9 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which have a weighted average remaining contractual term of 1.5 years.

Restricted Stock Units for Board Members

As of March 25, 2020, we had approximately $0.1 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.2 years.

Note 11.     Income Taxes

The effective income tax rate was 20.5% for the quarter ended March 25, 2020, compared to 23.1% for the prior year period.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands, except for per share amounts)
Net income	$9,013	$15,490

Weighted average shares outstanding - basic	56,300	61,651
Effect of dilutive share-based compensation awards	1,806	2,032
Weighted average shares outstanding - diluted	58,106	63,683

Basic net income per share	$0.16	$0.25
Diluted net income per share	$0.16	$0.24

Anti-dilutive share-based compensation awards	1	630

Note 13.     Shareholders' Deficit

Share Repurchase

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. During the quarter ended March 25, 2020, we completed the $200 million share repurchase program that was approved by the Board of Directors in October 2017. In December 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $250 million of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions.

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

During the quarter ended March 25, 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million. At March 25, 2020, there was approximately $248.0 million remaining that can be used to repurchase our common stock under the current program. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

The Company suspended share repurchases as of February 27, 2020, and terminated its previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic. Under our Amended Credit Agreement, we are prohibited until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, from making any stock repurchases.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Amortization of net loss (1)	23	—	23
Net change in fair value of derivatives	—	(44,723)	(44,723)
Reclassification of derivatives to interest expense, net (2)	—	325	325
Income tax (expense) benefit related to items of other comprehensive loss	(6)	11,709	11,703
Balance as of March 25, 2020	$(764)	$(65,868)	$(66,632)

(1)
Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 25, 2020.

(2)
Amounts reclassified from accumulated other comprehensive loss into income represent payments either received from or made to the counterparty for the interest rate swaps. These amounts are included as a component of interest expense, net in our Condensed Consolidated Statements of Income. See Note 7 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 25, 2020, no events had occurred that caused us to make payments under these guarantees. There were $0.5 million and $0.6 million of loans outstanding under these programs as of March 25, 2020 and December 25, 2019, respectively. As of March 25, 2020, the maximum amount payable under the loan guarantees was $0.5 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both March 25, 2020 and December 25, 2019, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Income taxes paid, net	$224	$367
Interest paid	$3,596	$5,067

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$5,313	$6,333
Noncash consideration received in connection with the sale of real estate	$—	$3,000
Execution of finance leases	$11	$—
Treasury stock payable	$—	$925
Receivables in connection with disposition of property	$2,291	$—

Note 16. Subsequent Events

Lease Abatements and Deferrals

Subsequent to the quarter ended March 25, 2020, as a result of the impact of the COVID-19 pandemic, the Company has secured rent relief in the form of abatements or deferrals for nearly 75% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and will be extending the same relief as a pass through. In addition, the Company has provided rent deferrals in instances in which the Company owns the real estate and leases to franchisees.

In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

We have elected to apply this interpretive guidance to the rent relief we have secured, and have assumed that enforceable rights and obligations for those concessions exist in the lease contract. As such, starting on the effective dates indicated above, we began recognizing abatements or deferrals in rents received from landlords as reductions in variable lease payments. This election will continue while these abatement or deferrals are in effect.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company is in the process of assessing the impact of these new tax provisions and will recognize the impact during its second quarter of 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect its best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2019, this report on Form 10-Q and in the Company’s subsequent quarterly reports on Form 10-Q.
Impact of the COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spread globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring "stay at home" directives and mandated dining room closures that limited the business at most of our company and franchise operated restaurants to off-premise services only.

Operational Update

The global COVID-19 pandemic and various related government mandates have disrupted domestic and international operations for the Company and its franchisees. The Company remains focused on the safety and wellbeing of its guests, restaurant teams, franchisees, employees, and suppliers. Retraining materials and communications have been distributed to the entire system of restaurants, reinforcing strict food safety procedures, handwashing and personal hygiene standards, and enhanced daily deep cleaning protocols. These enhanced health and safety measures were developed in anticipation of dine-in service restrictions starting to ease and as Denny’s restaurants prepare for new social-distancing standards in their dining rooms. The Company has remained in close contact with public health officials and government agencies to ensure all public health concerns are appropriately addressed.

The Company has also worked closely with its suppliers to address contingency plans and has not experienced any significant supply chain issues.

Sales Trends

First quarter 2020 domestic system-wide same-store sales1 declined 6.3% as compared to the first quarter of 2019. These results include growth during the first quarter through February of over 2% as compared to the same period in 2019, which was slightly above the Company’s previous annual guidance range. Domestic system-wide same-store sales1 declined approximately 19% in March as compared to March 2019, reflecting the progressive impact of the COVID-19 pandemic during the month.

Domestic system-wide same-store sales1 have sequentially improved over the last few weeks of April, as compared to the equivalent weeks of 2019 from the low of -80% experienced in the final week of the first fiscal quarter, which ended on March 25, 2020. The following table presents second quarter weekly results compared to the equivalent fiscal weeks in 2019:

Second Quarter 2020 Weekly Domestic System-Wide Same-Store Sales1

Week Ended 4/1	Week Ended 4/8	Week Ended 4/15	Week Ended 4/22	Week Ended 4/29	Week Ended 5/6
-79%	-78%	-76%	-72%	-72%	-68%

Average unit volumes of off-premise sales have more than doubled from February 2020 to April 2020, supported by temporarily waived delivery fees, new “Dine-Thru” curbside service programs, and recently launched shareable family meal packs. Pick-up sales in April 2020 accounted for 57% of total sales, while delivery sales accounted for 39%.

As of May 13, 2020, 82% of domestic Denny's restaurants were operating, most with take-out and delivery options, streamlined menus, and reduced operating hours, which impacted same-store sales1 results. Additionally, 312 Denny's restaurants remain temporarily closed, including 272 domestic franchise restaurants, and 40 international franchise restaurants. As restrictions on dine-in service has eased, 521 Denny's restaurants have reopened dining rooms with capacity limitations in 21 states. As dining room restrictions continue to ease and sales begin to improve, some labor inefficiencies and increased cleaning and supply costs are anticipated as Company operated restaurants adjust to improved sales volumes and enhanced health and safety protocols.

Franchisee Support

Direct financial relief to Denny’s franchise partners has included: deferral of remodels until further notice, deferral of royalty and advertising fees for week 11 of the 2020 fiscal year, abatement of such fees for weeks 12 and 13 of the fiscal year, and a 12-week lease deferral for franchisees operating in properties owned by the Company. Weeks 11, 12 and 13 were all within the quarter ended March 25, 2020.

Additionally, the Company has secured rent relief in the form of abatements or deferrals for approximately 75% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and will be extending the same relief as a pass through.

Furthermore, the Company has worked closely with key vendors and primary third-party franchise lenders to help secure additional relief on behalf of franchisees. Denny’s franchisees are pursuing available forms of relief under recent federal stimulus programs, and franchisees representing over 82% of our total domestic franchise restaurants have received funding under the Paycheck Protection Program, with an additional 7% approved and awaiting funding.

Cost Savings Initiatives and Capital Allocation

The Company has implemented cost savings measures, including suspended travel, canceled in-person meetings, placed holds on all open corporate and field positions, significantly reduced restaurant level staffing across the company portfolio, meaningfully reduced compensation for the Board of Directors and multiple levels of management, and furloughed over 25% of the employees at its corporate office. The Company is also analyzing whether federal tax credits available in connection with the COVID-19 pandemic apply to wages paid to retained employees during the crisis. In addition, the Company suspended share repurchases as of February 27, 2020 and terminated its Rule 10b5-1 Repurchase Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic.

Prior to the end of the quarter ended March 25, 2020, the Company borrowed $40.5 million under its existing credit facility to provide enhanced financial flexibility in light of uncertain market conditions arising from the COVID-19 pandemic. As of March 25, 2020, the Company had approximately $39.2 million of cash and cash equivalents, outstanding borrowing under its credit facility of $318 million and availability of $62.7 million.

For the quarter ended March 25, 2020, the Company was in compliance with its financial covenants related to its credit facility, but projected that it would not be in compliance with certain financial covenants beginning for the quarter ending June 24, 2020 due to the impact of the COVID-19 pandemic. Subsequent to the quarter ended March 25, 2020, effective May 13, 2020, the

Company and certain of its subsidiaries entered into a second amendment to the current credit facility (the "Second Amendment") which amends the current credit agreement dated as of October 26, 2017. See Liquidity and Capital Resources - Amendment of Credit Facility.

______________

(1)
Domestic system same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open the same period in the prior year. Total operating revenue is limited to company restaurant sales and royalties, advertising revenue, fees and occupancy revenue from non-consolidated franchised and licensed restaurants. Accordingly, domestic system-wide same-store sales should be considered as a supplement to, not a substitute for, the Company's results as reported under GAAP.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 25, 2020		March 27, 2019
	(Dollars in thousands)
Revenue:
Company restaurant sales	$42,291	43.7%	$98,545	65.1%
Franchise and license revenue	54,404	56.3%	52,866	34.9%
Total operating revenue	96,695	100.0%	151,411	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	10,130	24.0%	23,905	24.3%
Payroll and benefits	17,106	40.4%	39,832	40.4%
Occupancy	3,163	7.5%	5,784	5.9%
Other operating expenses	5,719	13.5%	14,592	14.8%
Total costs of company restaurant sales	36,118	85.4%	84,113	85.4%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	29,170	53.6%	27,058	51.2%
General and administrative expenses	7,742	8.0%	18,811	12.4%
Depreciation and amortization	4,146	4.3%	6,233	4.1%
Operating (gains), losses and other charges, net	1,473	1.5%	(8,935)	(5.9)%
Total operating costs and expenses, net	78,649	81.3%	127,280	84.1%
Operating income	18,046	18.7%	24,131	15.9%
Interest expense, net	3,951	4.1%	5,407	3.6%
Other nonoperating expense (income), net	2,763	2.9%	(1,423)	(0.9)%
Income before income taxes	11,332	11.7%	20,147	13.3%
Provision for income taxes	2,319	2.4%	4,657	3.1%
Net income	$9,013	9.3%	$15,490	10.2%

Other Data:
Company average unit sales	$627		$582
Franchise average unit sales	$384		$402
Company equivalent units (b)	67		169
Franchise equivalent units (b)	1,631		1,534
Company same-store sales increase (decrease) (c)(d)	(9.4)%		1.5%
Domestic franchise same-store sales increase (decrease) (c)(d)	(6.0)%		1.2%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2020 comparable units.

Unit Activity

	Quarter Ended
	March 25, 2020	March 27, 2019
Company restaurants, beginning of period	68	173
Units opened	—	—
Units acquired from franchisees	—	—
Units sold to franchisees	—	(3)
Units closed	(1)	—
End of period	67	170

Franchised and licensed restaurants, beginning of period	1,635	1,536
Units opened	8	2
Units purchased from Company	—	3
Units acquired by Company	—	—
Units closed	(15)	(6)
End of period	1,628	1,535
Total restaurants, end of period	1,695	1,705

Company Restaurant Operations

During the quarter ended March 25, 2020, company restaurant sales decreased $56.3 million, or 57.1%, primarily resulting from 102 fewer equivalent company restaurants as compared to the prior year period and a 9.4% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic.

Total costs of company restaurant sales as a percentage of company restaurant sales were flat at 85.4% for both quarters ended March 25, 2020 and March 27, 2019.

Product costs remained relatively constant at 24.0% for the quarter compared to 24.3% for the prior year period as a result of commodity cost decreases.

Payroll and benefits were 40.4% of company restaurant sales for both quarters ended March 25, 2020 and March 27, 2019. The current quarter was flat due to a 1.0 percentage point increase in workers' compensation costs related to claims development, primarily offset by a decrease in labor costs resulting from the leveraging benefit of refranchising restaurants in the prior year and lower unit manager incentive compensation resulting from the decrease in sales caused by the COVID-19 pandemic in the current year.

Occupancy costs were 7.5% for the quarter compared to 5.9% for the prior year period. The increase for the quarter as a percentage of sales was primarily the result of last year's portfolio shift when we refranchised restaurants where we own the real estate. In addition, general liability costs increased approximately by 0.4 percentage points primarily due to higher property insurance costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 25, 2020		March 27, 2019
	(Dollars in thousands)
Utilities	$1,436	3.4%	$3,372	3.4%
Repairs and maintenance	789	1.9%	1,888	1.9%
Marketing	1,119	2.6%	3,707	3.8%
Other direct costs	2,375	5.6%	5,625	5.7%
Other operating expenses	$5,719	13.5%	$14,592	14.8%

Marketing expenses as a percentage of company restaurant sales were down primarily due to a reduction in spending related to the temporary impact of the COVID-19 pandemic.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 25, 2020		March 27, 2019
	(Dollars in thousands)
Royalties	$23,847	43.8%	$25,240	47.7%
Advertising revenue	17,526	32.2%	18,942	35.8%
Initial and other fees	1,697	3.1%	1,139	2.2%
Occupancy revenue	11,334	20.8%	7,545	14.3%
Franchise and license revenue	$54,404	100.0%	$52,866	100.0%

Advertising costs	$17,526	32.2%	$18,942	35.8%
Occupancy costs	7,409	13.6%	5,249	9.9%
Other direct costs	4,235	7.8%	2,867	5.4%
Costs of franchise and license revenue	$29,170	53.6%	$27,058	51.2%

Franchise and license revenue increased $1.5 million, or 2.9%, for the quarter compared to the prior year period. Royalties decreased $1.4 million, or 5.5%, for the quarter resulting from our decision to abate approximately $1.9 million of royalties for the last two weeks of the current quarter to help our franchisees weather the impact of the COVID-19 pandemic and from a 6.0% decrease in domestic same-store sales resulting primarily from the impacts of the COVID-19 pandemic. These decreases were partially offset by a 97 equivalent unit increase from the impact of our refranchising and development strategy completed in 2019.

Advertising revenue decreased $1.4 million, or 7.5%, for the quarter compared to the prior year period resulting primarily from the abatement of advertising fees of approximately $1.2 million during the last two weeks of the current quarter due to the COVID-19 pandemic and the decrease in same-store sales. These decreases were partially offset by a 97 equivalent unit increase from the impact of our refranchising and development strategy completed in 2019. Initial and other fees increased $0.6 million, or 49.0%, for the quarter compared to the prior year period. Occupancy revenue increased $3.8 million, or 50.2%, for the quarter compared to the prior year period from additional leases and subleases to franchisees as a result of our refranchising and development strategy in 2019.

Costs of franchise and license revenue increased $2.1 million, or 7.8%, for the quarter compared to the prior year period. Advertising costs decreased $1.4 million, or 7.5%, for the quarter. Occupancy costs increased $2.2 million, or 41.2%, for the quarter. The changes to advertising costs and occupancy costs were a result of the changes in the related revenues noted above. Other direct costs increased $1.4 million, or 47.7%, mostly due to a $1.0 million bad debt allowance recorded during the current quarter resulting from expected losses on franchise-related receivables due to the COVID-19 pandemic. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 53.6% for the quarter from 51.2% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Corporate administrative expenses	$11,781	$12,868
Share-based compensation	(1,537)	2,253
Incentive compensation	14	2,539
Deferred compensation valuation adjustments	(2,516)	1,151
Total general and administrative expenses	$7,742	$18,811

Corporate administrative expenses decreased by $1.1 million for the quarter primarily due to the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation decreased $3.8 million for the quarter. Incentive compensation decreased $2.5 million for the quarter. The decreases in share-based compensation and incentive compensation primarily resulted from lower expectations of meeting performance measures from the impacts of the COVID-19 pandemic. Changes in deferred compensation valuation adjustments contributed to a $3.7 million decrease in general and administrative expenses. There are offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense, (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Depreciation of property and equipment	$2,881	$4,283
Amortization of financing lease right-of-use assets	500	995
Amortization of intangible and other assets	765	955
Total depreciation and amortization expense	$4,146	$6,233

The decreases in depreciation and amortization expense during the current quarter were primarily related to refranchising restaurants as part of our refranchising and development strategy during 2019.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Gains on sales of assets and other, net	$(1,070)	$(9,475)
Restructuring charges and exit costs	362	540
Impairment charges	2,181	—
Operating (gains), losses and other charges, net	$1,473	$(8,935)

Gains on sales of assets and other, net for the quarter ended March 25, 2020 were primarily related to the sale of two parcels of real estate. During the quarter ended March 27, 2019, gains on sales of assets and other, net included a $7.5 million gain on the sale of one parcel of real estate and $2.2 million in gains on the sales of three company restaurants. These sales were part of our refranchising and development strategy.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Exit costs	$44	$122
Severance and other restructuring charges	318	418
Total restructuring and exit costs	$362	$540

Impairment charges of $2.2 million for the quarter ended March 25, 2020 were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic.

Operating income was $18.0 million for the quarter ended March 25, 2020 compared to $24.1 million for the quarter ended March 27, 2019.

Interest expense, net consisted of the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Interest on credit facilities	$2,379	$3,394
Interest on interest rate swaps, net	325	(24)
Interest on financing lease liabilities	785	1,516
Letters of credit and other fees	261	304
Interest income	(30)	(42)
Total cash interest	3,720	5,148
Amortization of deferred financing costs	152	152
Interest accretion on other liabilities	79	107
Total interest expense, net	$3,951	$5,407

Interest expense, net decreased by $1.5 million primarily as a result of lower interest rates and lower average credit facility borrowings. A reduction in financing leases also contributed to the decrease.

Other nonoperating expense (income), net was expense of $2.8 million for the quarter ended March 25, 2020 compared to income of $1.4 million for the prior year period. Nonoperating expense primarily resulted from losses on deferred compensation plan investments during the current period.

Provision for income taxes was $2.3 million for the quarter compared to $4.7 million for the prior year period. The effective tax rate was 20.5% for the quarter compared to 23.1% for the prior year period.

Net income was $9.0 million for the quarter ended March 25, 2020 compared with $15.5 million for the quarter ended March 27, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Net cash provided by operating activities	$1,901	$12,468
Net cash used in investing activities	(4,156)	(1,347)
Net cash provided by (used in) financing activities	38,101	(14,250)
Increase (decrease) in cash and cash equivalents	$35,846	$(3,129)

Net cash flows provided by operating activities were $1.9 million for the quarter ended March 25, 2020 compared to $12.5 million for the quarter ended March 27, 2019. The decrease in cash flows provided by operating activities was primarily due to the timing of prior year accrual payments and the impacts of the COVID-19 pandemic during the quarter ended March 25, 2020. We believe that our estimated cash flows from operations for 2020, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $4.2 million for the quarter ended March 25, 2020. These cash flows were primarily comprised of capital expenditures of $2.8 million and investment purchases of $1.4 million. Net cash flows used in investing activities were $1.3 million for the quarter ended March 27, 2019. These cash flows were primarily comprised of capital expenditures of $3.1 million, acquisitions of restaurants and real estate of $4.7 million and investment purchases of $1.3 million, partially offset by proceeds from sales of restaurants and real estate of $7.9 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 25, 2020	March 27, 2019
	(In thousands)
Facilities	$1,073	$1,064
New construction	64	1,320
Remodeling	596	349
Information technology	925	332
Other	160	44
Capital expenditures (excluding acquisitions)	$2,818	$3,109

Cash flows provided by financing activities were $38.1 million for the quarter ended March 25, 2020, which included net long-term debt borrowings of $77.6 million, partially offset by cash payments for stock repurchases of $36.0 million. Long-term debt borrowings during the current year quarter included $40.5 million to provide enhanced financial flexibility in light of uncertain market conditions arising from the COVID-19 pandemic. Cash flows used in financing activities were $14.3 million for the quarter ended March 27, 2019, which included cash payments for stock repurchases of $8.1 million, and net long-term debt repayments of $3.8 million.

Our working capital was $5.5 million at March 25, 2020 compared to a working capital deficit of $42.8 million at December 25, 2019, and included $40.5 million of excess cash held as a result of liquidity measures taken in response to the COVID-19 pandemic. The increase in working capital was primarily related to additional revolver borrowings made during the quarter ended March 25, 2020 in response to the COVID-19 outbreak. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 25, 2020, we had outstanding revolver loans of $318.0 million and outstanding letters of credit under the senior secured revolver of $19.3 million. These balances resulted in availability of $62.7 million under the credit facility. The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.39% as of March 25, 2020. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.84% as of March 25, 2020.

A commitment fee, which is based on our consolidated leverage ratio, is paid on the unused portion of the credit facility and was 0.30% as of March 25, 2020. Borrowings under the credit facility bear a tiered interest rate, which is based on our consolidated leverage ratio and was set at LIBOR plus 2.00% as of March 25, 2020. The maturity date for the credit facility is October 26, 2022.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 25, 2020.

Amendment of Credit Facility
As a result of projecting that we would not be in compliance with certain financial covenants beginning for the quarter ending June 24, 2020, due to the impacts of the COVID-19 pandemic subsequent to the quarter ended March 25, 2020, the Company and certain of its subsidiaries entered into a second amendment to the current credit agreement (the “Second Amendment”) dated as of May 13, 2020 (the “Effective Date”), which amends the current credit agreement dated as of October 26, 2017 (the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”).
Commencing with the Effective Date of the Second Amendment until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, the interest rate of the Amended Credit Agreement shall be increased to LIBOR plus 3.00%. During this period, the Company will also have supplemental monthly reporting obligations to its lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures will be restricted to $10 million in the aggregate, beginning on the Effective Date through the fiscal quarter ending March 31, 2021.
The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second fiscal quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on the Effective Date to May 26, 2021. We project that we will be in compliance with the financial covenants, as amended, over the next twelve months.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 25, 2020, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 2.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional debt obligations. A summary of our interest rate swaps as of March 25, 2020 is as follows:

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

As of March 25, 2020, the fair value of the interest rate swaps was a liability of $89.1 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. The interest rate swaps effectively increased our ratio of fixed rate debt from approximately 5% of total debt to approximately 56% of total debt. We expect to reclassify approximately $2.9 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

Based on the levels of borrowings under the credit facility at March 25, 2020, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.5 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 25, 2020, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6 and 13 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer, John C. Miller, and our Senior Vice President and Chief Financial Officer, Robert P. Verostek) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Miller and Verostek each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Miller and Verostek, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 25, 2019, (the “Annual Report”). The following risk factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020, the COVID-19 pandemic has significantly impacted the economy in general, and our business specifically, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:

•	Disruptions or restrictions on our employees’ ability to work effectively due to travel bans, quarantines, shelter-in-place orders or other limitations.

•	Temporary restrictions on and closures of our company operated restaurants and our franchisees’ restaurants or our suppliers.

•
Failure of third parties on which we rely, including our franchisees and suppliers, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or issues with the regional or national supply chain.

•	Volatility of commodity costs due to the COVID-19 outbreak.

•
Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on us or our franchisees, suppliers, third-party service providers, and/or customers.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 25, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 26, 2019 - January 22, 2020	690	$20.41	690	$268,101
January 23, 2020 - February 19, 2020	615	20.71	615	$255,354
February 20, 2020 - March 25, 2020	385	19.06	385	$248,004
Total	1,690	$20.21	1,690

(1)	Average price paid per share excludes commissions.

(2)
On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the October 27, 2017 repurchase program, which was completed in February 2020. During the quarter ended March 25, 2020, we purchased 1.7 million shares of our common stock for an aggregate consideration of approximately $34.2 million pursuant to these share repurchase programs. The Company suspended share repurchases as of February 27, 2020, and terminated its 10b5-1 Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic. Under our Amended Credit Agreement, we are prohibited until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, from making any stock repurchases.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
31.1	Certification of John C. Miller, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John C. Miller, Chief Executive Officer of Denny's Corporation, and Robert P. Verostek, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 15, 2020	By:	/s/ Robert P. Verostek
Robert P. Verostek
Senior Vice President and Chief Financial Officer

Date:	May 15, 2020	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller