Form 10-Q
period 2020-06-24
DENNY'S Corp
filed 2020-07-31
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2020
or
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
Yes ☐   No  ☒

As of July 28, 2020, 63,708,958 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 24, 2020	December 25, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$21,077	$3,372
Investments	2,240	3,649
Receivables, net	19,049	27,488
Inventories	1,107	1,325
Assets held for sale	1,973	1,925
Prepaid and other current assets	17,567	14,974
Total current assets	63,013	52,733
Property, net of accumulated depreciation of $149,156 and $147,445, respectively	93,759	97,626
Financing lease right-of-use assets, net of accumulated amortization of $9,036 and $8,468, respectively	10,672	11,720
Operating lease right-of-use assets, net	149,169	158,550
Goodwill	36,884	36,832
Intangible assets, net	52,681	53,956
Deferred financing costs, net	2,369	1,727
Deferred income taxes, net	28,597	14,718
Other noncurrent assets	31,559	32,525
Total assets	$468,703	$460,387
Liabilities
Current liabilities:
Current finance lease liabilities	$1,987	$1,674
Current operating lease liabilities	18,479	16,344
Accounts payable	18,901	20,256
Other current liabilities	37,390	57,307
Total current liabilities	76,757	95,581
Long-term liabilities:
Long-term debt	307,000	240,000
Noncurrent finance lease liabilities	14,144	14,779
Noncurrent operating lease liabilities	146,080	152,750
Liability for insurance claims, less current portion	11,371	11,454
Other noncurrent liabilities	130,858	83,887
Total long-term liabilities	609,453	502,870
Total liabilities	686,210	598,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 24, 2020: 109,719 shares issued and 55,709 shares outstanding; December 25, 2019: 109,415 shares issued and 57,095 shares outstanding	$1,097	$1,094
Paid-in capital	600,936	603,980
Deficit	(203,350)	(189,398)
Accumulated other comprehensive loss, net of tax	(62,217)	(33,960)
Treasury stock, at cost, 54,010 and 52,320 shares, respectively	(553,973)	(519,780)
Total shareholders' deficit	(217,507)	(138,064)
Total liabilities and shareholders' deficit	$468,703	$460,387

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$15,128	$95,447	$57,419	$193,992
Franchise and license revenue	25,033	56,437	79,437	109,303
Total operating revenue	40,161	151,884	136,856	303,295
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	4,305	23,363	14,435	47,268
Payroll and benefits	8,039	36,866	25,145	76,698
Occupancy	2,728	5,498	5,891	11,282
Other operating expenses	4,534	14,103	10,253	28,695
Total costs of company restaurant sales	19,606	79,830	55,724	163,943
Costs of franchise and license revenue, excluding depreciation and amortization	15,244	28,871	44,414	55,929
General and administrative expenses	13,153	18,453	20,895	37,264
Depreciation and amortization	4,058	5,048	8,204	11,281
Operating (gains), losses and other charges, net	1,627	(26,433)	3,100	(35,368)
Total operating costs and expenses, net	53,688	105,769	132,337	233,049
Operating income (loss)	(13,527)	46,115	4,519	70,246
Interest expense, net	4,947	5,382	8,898	10,789
Other nonoperating expense (income), net	9,565	(273)	12,328	(1,696)
Income (loss) before income taxes	(28,039)	41,006	(16,707)	61,153
Provision for (benefit from) income taxes	(5,074)	6,767	(2,755)	11,424
Net income (loss)	$(22,965)	$34,239	$(13,952)	$49,729

Basic net income (loss) per share	$(0.41)	$0.57	$(0.25)	$0.82
Diluted net income (loss) per share	$(0.41)	$0.55	$(0.25)	$0.79

Basic weighted average shares outstanding	55,686	60,290	55,993	60,970
Diluted weighted average shares outstanding	55,686	62,082	55,993	62,937

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Net income (loss)	$(22,965)	$34,239	$(13,952)	$49,729
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $6, $5, $12 and $11, respectively	16	16	33	32
Changes in the fair value of cash flow derivatives, net of tax of $(772), $(3,701), $(12,567) and $(8,323), respectively	(2,230)	(10,619)	(35,158)	(22,771)
Reclassification of cash flow derivatives to interest expense, net of tax of $334, $(3), $420 and $(10), respectively	967	(11)	1,206	(28)
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income), net of tax of $1,892, $0, $1,892 and $0, respectively	5,462	—	5,462	—
Reclassification of unrealized losses related to derivatives to interest expense, net of tax of $69, $0, $69 and $0, respectively	200	—	200	—
Other comprehensive income (loss)	4,415	(10,614)	(28,257)	(22,767)
Total comprehensive income (loss)	$(18,550)	$23,625	$(42,209)	$26,962

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended June 24, 2020 and June 26, 2019
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 25, 2020	109,677	$1,097	(54,010)	$(553,973)	$599,401	$(180,385)	$(66,632)	$(200,492)
Net loss	—	—	—	—	—	(22,965)	—	(22,965)
Other comprehensive income	—	—	—	—	—	—	4,415	4,415
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,469	—	—	1,469
Issuance of common stock for share-based compensation	25	—	—	—	—	—	—	—
Exercise of common stock options	17	—	—	—	66	—	—	66
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 27, 2019	108,986	$1,090	(47,948)	$(432,519)	$598,825	$(291,318)	$(16,299)	$(140,221)
Net income	—	—	—	—	—	34,239	—	34,239
Other comprehensive loss	—	—	—	—	—	—	(10,614)	(10,614)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,637	—	—	2,637
Purchase of treasury stock	—	—	(1,536)	(29,056)	—	—	—	(29,056)
Issuance of common stock for share-based compensation	118	2	—	—	(2)	—	—	—
Exercise of common stock options	187	1	—	—	442	—	—	443
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 24, 2020 and June 26, 2019
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(13,952)	—	(13,952)
Other comprehensive loss	—	—	—	—	—	—	(28,257)	(28,257)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(3,107)	—	—	(3,107)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	287	3	—	—	(3)	—	—	—
Exercise of common stock options	17	—	—	—	66	—	—	66
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	49,729	—	49,729
Other comprehensive loss	—	—	—	—	—	—	(22,767)	(22,767)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,652	—	—	1,652
Purchase of treasury stock	—	—	(2,043)	(37,997)	—	—	—	(37,997)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	465	5	—	—	(5)	—	—	—
Exercise of common stock options	241	2	—	—	548	—	—	550
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 24, 2020	June 26, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(13,952)	$49,729
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	8,204	11,281
Operating (gains), losses and other charges, net	3,100	(35,368)
Loss on interest rate swap derivatives	11,466	—
Amortization of deferred financing costs	340	304
Gains on investments	(91)	(106)
Losses (gains) on termination of leases	53	(83)
Deferred income tax expense (benefit)	(3,705)	4,944
Share-based compensation expense (benefit)	(26)	4,966
Changes in assets and liabilities:
Receivables	9,342	7,545
Inventories	175	646
Other current assets	(2,593)	(4,748)
Other assets	106	(2,392)
Operating lease assets and liabilities	1,769	(481)
Accounts payable	(537)	(2,190)
Accrued payroll	(11,519)	(4,597)
Accrued taxes	(712)	(952)
Other accrued liabilities	(6,551)	(3,840)
Other noncurrent liabilities	(2,827)	497
Net cash flows provided by (used in) operating activities	(7,958)	25,155
Cash flows from investing activities:
Capital expenditures	(4,476)	(6,777)
Acquisition of restaurants and real estate	—	(4,706)
Deposits on acquisitions of real estate	—	(4,320)
Proceeds from sales of restaurants, real estate and other assets	2,208	47,938
Investment purchases	(1,400)	(1,300)
Proceeds from sale of investments	2,900	—
Collections on notes receivable	918	858
Issuance of notes receivable	(484)	(718)
Net cash flows provided by (used in) investing activities	(334)	30,975
Cash flows from financing activities:
Revolver borrowings	130,000	66,500
Revolver payments	(63,000)	(82,000)
Long-term debt payments	(594)	(1,547)
Proceeds from exercise of stock options	66	550
Tax withholding on share-based payments	(3,036)	(3,178)
Deferred financing costs	(982)	—
Purchase of treasury stock	(36,008)	(37,266)
Net bank overdrafts	(449)	(1,923)
Net cash flows provided by (used in) financing activities	25,997	(58,864)
Increase (decrease) in cash and cash equivalents	17,705	(2,734)
Cash and cash equivalents at beginning of period	3,372	5,026
Cash and cash equivalents at end of period	$21,077	$2,292

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 24, 2020, the Denny's brand consisted of 1,683 restaurants, 1,616 of which were franchised/licensed restaurants and 67 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations for the two quarters ended June 24, 2020, which is expected to continue with the timing of recovery uncertain. During the two quarters ended June 24, 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. This has continued into the third quarter of 2020. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business; however, we expect that the COVID-19 pandemic will continue to impact our results of operations for the balance of 2020. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 25, 2019 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 25, 2019. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 30, 2020.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for a limited time, from March 12, 2020 through December 31, 2022. The Company adopted this ASU on March 12, 2020. The adoption of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842): Targeted Improvements, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

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

Accounting Standards to be Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3.     Receivables

Receivables consisted of the following:

	June 24, 2020	December 25, 2019
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$15,286	$14,551
Financing receivables from franchisees	1,499	2,230
Vendor receivables	768	3,260
Credit card receivables	497	6,806
Other	2,248	915
Allowance for doubtful accounts	(1,249)	(274)
Total receivables, net	$19,049	$27,488

Other noncurrent assets:
Financing receivables from franchisees	$181	$364

We recorded $1.0 million of bad debt expense during the two quarters ended June 24, 2020 based on expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 4.    Goodwill and Other Intangible Assets

(In thousands)
Balance, December 25, 2019	$36,832
Reclassification from assets held for sale	52
Balance, June 24, 2020	$36,884

Other intangible assets consisted of the following:

	June 24, 2020		December 25, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	15,076	6,602	15,516	5,767
Intangible assets, net	$59,283	$6,602	$59,723	$5,767

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to the volatility of the Company's stock price as well as that of its competitors, the negative impact on sales at company and franchised and licensed restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the two quarters ended June 24, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. However, we recorded less than $0.1 million of impairment related to reacquired franchise rights during the two quarters ended June 24, 2020. See Note 9.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 24, 2020	December 25, 2019
	(In thousands)
Accrued payroll	$8,323	$19,689
Current portion of liability for insurance claims	6,012	6,515
Accrued taxes	4,912	5,624
Accrued advertising	1,818	6,753
Gift cards	4,964	6,469
Other	11,361	12,257
Other current liabilities	$37,390	$57,307

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 24, 2020:
Deferred compensation plan investments (1)	$12,210	$12,210	$—	$—
Interest rate swaps (2)	(94,612)	—	(94,612)	—
Investments (3)	2,240	—	2,240	—
Total	$(80,162)	$12,210	$(92,372)	$—

Fair value measurements as of December 25, 2019:
Deferred compensation plan investments (1)	$13,517	$13,517	$—	$—
Interest rate swaps (2)	(44,670)	—	(44,670)	—
Investments (3)	3,649	—	3,649	—
Total	$(27,504)	$13,517	$(41,021)	$—

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

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges

Fair value measurements for the two quarters ended June 24, 2020:
Assets held and used (1)	$2,718	$2,181

(1)During the first quarter of 2020, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the two quarters ended June 24, 2020, we recognized impairment charges of $2.2 million related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million, subject to approval. As of June 24, 2020, we had outstanding revolver loans of $307.0 million and outstanding letters of credit under the credit facility of $18.3 million. These balances resulted in availability of $74.7 million under the credit facility. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

On May 13, 2020, we entered into an amendment (the "Second Amendment") to our credit agreement. As a result of the Second Amendment, beginning May 13, 2020 until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, the interest rate of the amended credit agreement was increased to LIBOR plus 3.00% and the commitment fee, which is paid on the unused portion of the credit facility, was increased to 0.40%. During this period, we will also have supplemental monthly reporting obligations to our lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures will be restricted to $10 million in the aggregate from May 13, 2020 through the fiscal quarter ending March 31, 2021.

The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021. We were in compliance with all financial covenants as of June 24, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.18% and 3.47% as of June 24, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 5.22% and 3.99% as of June 24, 2020 and December 25, 2019, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of June 24, 2020 is as follows:

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

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of accumulated other comprehensive loss, net.

For the quarter ended June 24, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps as a result of the ongoing impacts of the COVID-19 pandemic and using proceeds from our share offering described in Note 16 to repay a portion of our long-term debt. Accordingly, during the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations for the quarter ended June 24, 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. The remaining $65.1 million in unrealized losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be reclassified into the Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter ended June 24, 2020, we reclassified unrealized losses of approximately $0.3 million to interest expense, net related to the 2018 Swaps. Additionally, as a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps will be recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the quarter and two quarters ended June 24, 2020, we recorded approximately $4.1 million of unrealized losses as a component of nonoperating expense (income) related to the 2018 Swaps related to changes in fair value. The interest rate swaps entered into in 2015 continue to be designated as cash flow hedges with unrealized gain and losses recorded as a component of accumulated other comprehensive loss, net.

As of June 24, 2020, the fair value of the interest rate swaps was $94.6 million, and recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We expect to reclassify approximately $4.5 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to our interest rate swaps during the next twelve months.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(Dollars in thousands)
Company restaurant sales	$15,128	$95,447	$57,419	$193,992
Franchise and license revenue:
Royalties	6,719	26,672	30,566	51,912
Advertising revenue	7,232	19,884	24,758	38,826
Initial and other fees	1,346	1,755	3,043	2,894
Occupancy revenue	9,736	8,126	21,070	15,671
Franchise and license revenue	25,033	56,437	79,437	109,303
Total operating revenue	$40,161	$151,884	$136,856	$303,295

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Operating lease revenue	$8,060	$5,846	$16,682	$11,271
Variable lease revenue	1,676	2,280	4,388	4,400
Total occupancy revenue	$9,736	$8,126	$21,070	$15,671

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

(In thousands)
Balance, December 25, 2019	$23,256
Fees received from franchisees	389
Revenue recognized (1)	(1,528)
Balance, June 24, 2020	22,117
Less current portion included in other current liabilities	2,112
Deferred franchise revenue included in other noncurrent liabilities	$20,005

(1) Of this amount $1.5 million was included in the deferred franchise revenue balance as of December 25, 2019.

Gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of gift card liabilities represents our remaining performance obligations to our customers. The balance of gift card liabilities as of June 24, 2020 and December 25, 2019 was $5.0 million and $6.5 million, respectively. During the two quarters ended June 24, 2020, we recognized revenue of $0.5 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
(Gains) losses on sales of assets and other, net	$12	$(26,839)	$(1,058)	$(36,314)
Restructuring charges and exit costs	1,615	406	1,977	946
Impairment charges	—	—	2,181	—
Operating (gains), losses and other charges, net	$1,627	$(26,433)	$3,100	$(35,368)

During the two quarters ended June 24, 2020, (gains) losses on sales of assets and other, net were primarily related to the sales of two real estate parcels. During the quarter ended June 26, 2019, (gains) losses on sale of assets and other, net included $24.2 million in gains on the sale of 37 company restaurants and $3.1 million in gains on the sales of three parcels of real estate. During the two quarters ended June 26, 2019, (gains) losses on sales of assets and other, net included $26.4 million in gains on the sales of 40 company restaurants and $10.6 million on the sale of four parcels of real estate.

As of June 24, 2020, we had recorded assets held for sale at their carrying amount of $2.0 million (consists of property of $1.7 million and other assets of $0.3 million) related to five parcels of real estate. As of December 25, 2019, we had recorded assets held for sale at their carrying amount of $1.9 million (comprised of property of $1.6 million, other assets of $0.2 million and goodwill of $0.1 million) related to four company restaurants and two pieces of real estate. During the two quarters ended June 24, 2020, two pieces of real estate were sold and the four company restaurants were reclassified out of assets held for sale, as they were no longer expected to be sold in the next 12 months.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Exit costs	$50	$52	$94	$174
Severance and other restructuring charges	1,565	354	1,883	772
Total restructuring charges and exit costs	$1,615	$406	$1,977	$946

Exit cost liabilities were $0.2 million as of June 24, 2020 and December 25, 2019. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of June 24, 2020 and December 25, 2019, we had accrued severance and other restructuring charges of $1.6 million and $0.9 million, respectively. The balance as of June 24, 2020 is expected to be paid during the next 12 months.

We review our property, right-of-use assets ("ROU assets") and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. Based on our review, we recorded impairment charges of $2.2 million for the two quarters ended June 24, 2020 resulting from the impacts of the COVID-19 pandemic. The $2.2 million included $1.1 million related to property, $1.0 million related to operating lease ROU assets and less than $0.1 million related to each of finance lease ROU assets and reacquired franchise rights.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Employee share awards	$1,326	$2,463	$(420)	$4,461
Restricted stock units for board members	185	250	394	505
Total share-based compensation	$1,511	$2,713	$(26)	$4,966

Employee Share Awards

Employee share awards consist of performance share units and restricted stock units (which are equity classified). During the quarter and two quarters ended June 24, 2020, as a component of our annual compensation program, we granted certain employees approximately 0.8 million restricted stock units with a grant date fair value of $10.46 per share that vest over a two-year period, as defined under the terms of the award. The vesting period for these restricted stock units is the two-year period beginning May 20, 2020 through May 20, 2022.

During the two quarters ended June 24, 2020, we issued 0.3 million shares of common stock related to vested performance share units. In addition, 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of June 24, 2020, we had approximately $12.3 million of unrecognized compensation cost related to all unvested performance share awards and restricted share awards outstanding, which have a weighted average remaining contractual term of 1.7 years.

Restricted Stock Units for Board Members

During the quarter and two quarters ended June 24, 2020, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $10.46 per unit to non-employee members of our Board of
Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board.

During the quarter and two quarters ended June 24, 2020, less than 0.1 million restricted stock units were converted into shares of common stock.

As of June 24, 2020, we had approximately $0.8 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 18.1% for the quarter ended and 16.5% for the two quarters ended June 24, 2020, compared to 16.5% and 18.7% for the prior year periods, respectively. The 2020 quarterly and year-to-date rates included a benefit from the reclassification of cash flow derivatives from accumulated other comprehensive loss, net of 7.0% and 11.7%, respectively. During the quarter ended June 26, 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we recognized a net benefit of 4.8% and 3.3% for the 2019 quarterly and year-to-date periods, respectively. In addition, the 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 3.6% and 2.8%, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law as a response to the economic impacts of the COVID-19 pandemic. There is no significant impact on the Company for the quarter and year-to-date from the CARES Act.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands, except for per share amounts)
Net income (loss)	$(22,965)	$34,239	$(13,952)	$49,729

Weighted average shares outstanding - basic	55,686	60,290	55,993	60,970
Effect of dilutive share-based compensation awards (1)	—	1,792	—	1,967
Weighted average shares outstanding - diluted	55,686	62,082	55,993	62,937

Basic net income (loss) per share	$(0.41)	$0.57	$(0.25)	$0.82
Diluted net income (loss) per share	$(0.41)	$0.55	$(0.25)	$0.79

Anti-dilutive share-based compensation awards(1)	3,493	630	3,493	630

(1) For the quarter and two quarters ended June 24, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect on loss per share.

Note 13.     Shareholders' Deficit

Share Repurchases

We suspended share repurchases as of February 27, 2020 and terminated our previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020 in light of uncertain market conditions arising from the COVID-19 pandemic. Under our amended credit agreement, we are prohibited, until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, from making any stock repurchases.

Prior to entering into our amended credit agreement, during the quarter ended March 25, 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million. During the quarter ended March 25, 2020, we completed the $200 million share repurchase program that was approved by the Board of Directors in October 2017. In December 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $250 million of our common stock (in addition to the October 2017 authorization). At June 24, 2020, there was approximately $248.0 million remaining that can be used to repurchase our common stock under the current program. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

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

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Amortization of net loss (1)	45	—	45
Changes in the fair value of cash flow derivatives	—	(47,725)	(47,725)
Reclassification of cash flow derivatives to interest expense, net (2)	—	1,626	1,626
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income)(3)	—	7,354	7,354
Reclassification of unrealized losses related to derivatives to interest expense, net(3)	—	269	269
Income tax (expense) benefit related to items of other comprehensive loss	(12)	10,186	10,174
Balance as of June 24, 2020	$(748)	$(61,469)	$(62,217)

(1) Amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Operations during the two quarters ended June 24, 2020.
(2) Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Condensed Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.
(3) During the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Condensed Consolidated Statements of Operations related to the portion of forecasted transaction no longer considered probable of occurring. The remaining losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be recognized in as a component of interest expense, net in our Condensed Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the quarter ended June 24, 2020, we reclassified approximately $0.3 million of losses to interest expense, net related to the 2018 Swaps. See Note 7 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 24, 2020, no events had occurred that caused us to make payments under these guarantees. There were $0.4 million and $0.6 million of loans outstanding under these programs as of June 24, 2020 and December 25, 2019, respectively. As of June 24, 2020, the maximum amount payable under the loan guarantees was $0.4 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both June 24, 2020 and December 25, 2019, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense (income), net in our Condensed Consolidated Statements of Operations.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect our consolidated results of operations or financial position.

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 24, 2020	June 26, 2019
	(In thousands)
Income taxes paid, net	$277	$11,992
Interest paid	$8,057	$10,230

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$5,808	$7,453
Noncash consideration received in connection with the sale of real estate	$—	$3,000
Execution of finance leases	$11	$305
Treasury stock payable	$—	$803
Receivables in connection with disposition of property	$—	$470

Note 16. Subsequent Events

Issuance and Sale of Common Stock

On July 1, 2020, the Company entered into an underwriting agreement with Wells Fargo Securities, LLC, as representative of the several underwriters named therein, for the issuance and sale by the Company of 8,000,000 shares of its common stock, par value $0.01 per share, in an underwritten public offering at a price to the public of $9.15 per share. On July 6, 2020, the Company received net proceeds of $69.6 million from the sale of shares, after deducting the underwriters' discounts and commissions and offering expenses.

Pursuant to the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2019, the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2020, this report on Form 10-Q and in the Company’s subsequent quarterly reports on Form 10-Q.
Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. Following the pandemic declaration, federal, state and local governments responded by implementing restrictions on travel, "stay at home" directives, "social distancing" guidance, limitations of dine-in food service, and mandated dining room closures, which collectively had a significant adverse impact on the Company’s business performance, results of operations and cash flows for the quarter and two quarters ended June 24, 2020.

Operational Update

In response to various government orders restricting dine-in restaurant food service, the Company implemented a number of initiatives to support Denny’s restaurants including: free delivery when guests place orders through the Company’s website or mobile app, a contactless delivery option, streamlined menus to facilitate greater operational efficiency, a platform of shareable family meal packs, a curb-side ordering and pick up option, selling grocery items where permitted, highlighting value products, and evolving our dining service to include outdoor seating options.

The Company remains focused on the safety and wellbeing of its guests, restaurant teams, franchisees, employees, and suppliers. Retraining materials and communications have been distributed to the entire system of restaurants, reinforcing strict food safety procedures, handwashing and personal hygiene standards, and enhanced daily deep cleaning protocols. Restaurant teams are subject to daily temperature checks, are required to wear face masks and gloves, and must wash their hands with alcohol-based sanitizer at regular intervals throughout their shift. The Company has remained in close contact with public health officials and government agencies to ensure all public health concerns are appropriately addressed. While these enhanced health and safety measures were developed in anticipation of dine-in service restrictions beginning to be lifted and as Denny’s restaurants prepared for new social-distancing standards in their dining rooms, the current restrictions are expected largely to continue and have an adverse impact on our operating costs.

The Company has also worked closely with its suppliers to address contingency plans and has not experienced any significant supply chain issues thus far.

Current Trends

Domestic system-wide same-store sales1 sequentially improved on a weekly basis during the second quarter ended June 24, 2020, as compared to the equivalent weeks of 2019. During the second quarter, dine-in restrictions continued to ease with most restaurants operating with streamlined menus and reduced operating hours. Due to the recent significant increase in COVID-19 cases, various states reinstated dining room closures and the Company experienced a slight decline in domestic system-wide same-store sales1 in fiscal July.

In an effort to provide greater transparency due to COVID-19, Denny's is providing the following tables that present second and third quarter weekly results compared to the equivalent fiscal weeks in 2019:

Domestic System-Wide Same-Store Sales1 for the Weeks Ended:

Fiscal April: (76%)				Fiscal May: (65%)				Fiscal June: (41%)
4/01	4/08	4/15	4/22	4/29	5/06	5/13	5/20	5/27	6/03	6/10	6/17	6/24
(79%)	(78%)	(76%)	(72%)	(72%)	(68%)	(63%)	(60%)	(55%)	(47%)	(39%)	(37%)	(29%)

Fiscal July: (39%)*
7/01	7/08	7/15	7/22*
(33%)	(42%)	(41%)	(41%)
*Preliminary results

Number of Domestic Restaurants Operating with Open Dining Rooms for the Weeks Ended:

Fiscal April				Fiscal May				Fiscal June
4/01	4/08	4/15	4/22	4/29	5/6	5/13	5/20	5/27	6/03	6/10	6/17	6/24
7	2	2	2	11	339	521	646	967	1,116	1,234	1,355	1,424

Fiscal July
7/1	7/8	7/15	7/22
1,430	1,124	1,032	1,035

Average unit volumes of off-premise sales have almost doubled from February 2020 to July 2020, supported by temporarily waived delivery fees, new “Dine-Thru” curbside service programs, and recently launched shareable family meal packs.

As of July 22, 2020, 97% of domestic Denny's restaurants were operating, most with take-out and delivery options, streamlined menus, and reduced operating hours, which impacted same-store sales1 results. Also as of July 22, 2020, 55 Denny's restaurants remain temporarily closed, including 47 domestic franchise restaurants and 8 international franchise restaurants. Additionally, 1,035 domestic restaurants were operating with open dining rooms with capacity limitations across 28 states.

Franchisee Support

Direct financial relief to Denny’s franchise partners has included: deferral of remodels until March 31, 2021, and most of our domestic development commitments for one year from their original due date, both of which will be reviewed to determine if an additional extension is appropriate; deferral of royalty and advertising fees for week 11 of the 2020 fiscal year; abatement of such fees for weeks 12 and 13 of the 2020 fiscal year; a $3 million royalty abatement in the second fiscal quarter of 2020; and a 12-week lease deferral for franchisees operating in properties owned by the Company. Fiscal weeks 11, 12 and 13 were all within the Company’s first quarter ended March 25, 2020.

Additionally, the Company has secured rent relief in the form of abatements or deferrals for over 77% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and will be extending the same relief to the franchisees as a pass through.

Furthermore, the Company has worked closely with key vendors and primary third-party franchise lenders to help secure additional relief on behalf of franchisees. Substantially all of Denny’s franchisees pursued available forms of relief under recent federal stimulus programs, and franchisees representing approximately 99% of total domestic franchise restaurants have received funding under the Paycheck Protection Program.

Cost Savings Initiatives and Capital Allocation

In response to the COVID-19 pandemic, the Company began implementing cost savings measures in the first quarter, including suspended travel, canceled in-person field meetings, placed holds on all open corporate and field positions, significantly reduced restaurant level staffing across the Company portfolio, meaningfully reduced compensation for the Company’s board of directors and multiple levels of management, and furloughed over 25% of the employees at its corporate office, approximately half of which were subsequently separated from the Company. The Company has begun to ease certain of these cost savings measures. For example, the Company has resumed recruiting for certain corporate and field positions. In addition, the compensation reductions expired on June 25, 2020.

The Company is also analyzing whether federal tax credits available in connection with the COVID-19 pandemic apply to wages paid to retained employees during the crisis. In addition, the Company suspended share repurchases as of February 27, 2020, and terminated its Rule 10b5-1 Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic.

For the quarter ended March 25, 2020, the Company was in compliance with its financial covenants related to its credit facility, but projected that it would not be in compliance with certain financial covenants beginning for the quarter ended June 24, 2020 due to the impact of the COVID-19 pandemic. Subsequent to the quarter ended March 25, 2020, effective May 13, 2020, the Company and certain of its subsidiaries entered into a second amendment to the current credit facility which amends the current credit agreement dated as of October 26, 2017. See Liquidity and Capital Resources - Credit Facility. As of June 24, 2020, the Company was in compliance with its financial covenants related to the amended credit facility.

On July 6, 2020, subsequent to the end of the second quarter 2020, the Company closed on the issuance and sale of 8,000,000 shares of common stock. Net proceeds of $69.6 million were received after deducting the underwriters’ discounts and commissions and offering expenses payable by the Company and partially disbursed to pay down the outstanding balance on the credit facility. Immediately following these two events, the Company had approximately $12 million of cash on hand and $237 million outstanding on the credit facility, yielding approximately $98 million of total available liquidity after considering the current liquidity covenant under the amended credit facility.

______________

(1)  Domestic system-wide same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open the same period in the prior year. Total operating revenue is limited to company restaurant sales and royalties, advertising revenue, fees and occupancy revenue from non-consolidated franchised and licensed restaurants. Accordingly, domestic system-wide same-store sales should be considered as a supplement to, not a substitute for, the Company's results as reported under GAAP.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 24, 2020		June 26, 2019		June 24, 2020		June 26, 2019
	(Dollars in thousands)
Revenue:
Company restaurant sales	$15,128	37.7%	$95,447	62.8%	$57,419	42.0%	$193,992	64.0%
Franchise and license revenue	25,033	62.3%	56,437	37.2%	79,437	58.0%	109,303	36.0%
Total operating revenue	40,161	100.0%	151,884	100.0%	136,856	100.0%	303,295	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	4,305	28.5%	23,363	24.5%	14,435	25.1%	47,268	24.4%
Payroll and benefits	8,039	53.1%	36,866	38.6%	25,145	43.8%	76,698	39.5%
Occupancy	2,728	18.0%	5,498	5.8%	5,891	10.3%	11,282	5.8%
Other operating expenses	4,534	30.0%	14,103	14.8%	10,253	17.9%	28,695	14.8%
Total costs of company restaurant sales	19,606	129.6%	79,830	83.6%	55,724	97.0%	163,943	84.5%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	15,244	60.9%	28,871	51.2%	44,414	55.9%	55,929	51.2%
General and administrative expenses	13,153	32.8%	18,453	12.1%	20,895	15.3%	37,264	12.3%
Depreciation and amortization	4,058	10.1%	5,048	3.3%	8,204	6.0%	11,281	3.7%
Operating (gains), losses and other charges, net	1,627	4.1%	(26,433)	(17.4)%	3,100	2.3%	(35,368)	(11.7)%
Total operating costs and expenses, net	53,688	133.7%	105,769	69.6%	132,337	96.7%	233,049	76.8%
Operating income (loss)	(13,527)	(33.7)%	46,115	30.4%	4,519	3.3%	70,246	23.2%
Interest expense, net	4,947	12.3%	5,382	3.5%	8,898	6.5%	10,789	3.6%
Other nonoperating expense (income), net	9,565	23.8%	(273)	(0.2)%	12,328	9.0%	(1,696)	(0.6)%
Income (loss) before income taxes	(28,039)	(69.8)%	41,006	27.0%	(16,707)	(12.2)%	61,153	20.2%
Provision for (benefit from) income taxes	(5,074)	(12.6)%	6,767	4.5%	(2,755)	(2.0)%	11,424	3.8%
Net income (loss)	$(22,965)	(57.2)%	$34,239	22.5%	$(13,952)	(10.2)%	$49,729	16.4%

Other Data:
Company average unit sales	$246		$612		$890		$1,193
Franchise average unit sales	$183		$419		$589		$821
Company equivalent units (b)	62		156		64		163
Franchise equivalent units (b)	1,622		1,543		1,627		1,539
Company same-store sales increase (decrease) (c)(d)	(64.9)%		4.4%		(35.9)%		2.9%
Domestic franchise same-store sales increase (decrease) (c)(d)	(56.1)%		3.7%		(28.4)%		2.5%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.
(b)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(c)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year.
(d)Prior year amounts have not been restated for 2020 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Company restaurants, beginning of period	67	170	68	173
Units opened	—	—	—	—
Units acquired from franchisees	—	—	—	—
Units sold to franchisees	—	(37)	—	(40)
Units closed	—	—	(1)	—
End of period	67	133	67	133

Franchised and licensed restaurants, beginning of period	1,628	1,535	1,635	1,536
Units opened	3	6	11	8
Units purchased from Company	—	37	—	40
Units acquired by Company	—	—	—	—
Units closed	(15)	(9)	(30)	(15)
End of period	1,616	1,569	1,616	1,569
Total restaurants, end of period	1,683	1,702	1,683	1,702

Company Restaurant Operations

During the quarter ended June 24, 2020, company restaurant sales decreased $80.3 million, or 84.2%, primarily resulting from 94 fewer equivalent company restaurants as compared to the prior year period and a 64.9% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic. During the two quarters ended June 24, 2020, company restaurant sales decreased $136.6 million, or 70.4%, primarily resulting from 98 fewer equivalent company restaurants as compared to the prior year period and a 35.9% decrease in company same-store sales. The decreases in equivalent company restaurants were the result of our refranchising and development strategy during 2019.

Total costs of company restaurant sales as a percentage of company restaurant sales was 129.6% for the quarter and 97.0% year-to-date compared to 83.6% and 84.5%, respectively, for the prior year periods.

Product costs were 28.5% for the quarter and 25.1% year-to-date compared to 24.5% and 24.4%, respectively, for the prior year periods as a result of increases in paper products due to the increase in delivery and to-go orders related to the COVID-19 pandemic.

Payroll and benefits were 53.1% for the quarter and 43.8% year-to-date compared to 38.6% and 39.5%, respectively, in the prior year periods. The increases as a percentage of sales were primarily the result of sales deleveraging caused by lower sales resulting from the COVID-19 pandemic. For the quarter and year-to-date periods, management and staff payroll, including payroll taxes, increased 17.0 percentage points and 4.7 percentage points as a percentage of sales. The primary driver of these increases was an increase in management labor as we retained a significant portion of our management staff during the time that restaurants were closed or operating under government restrictions. To a limited extent, reductions in unit level incentive compensation costs and workers' compensation costs have partially offset the negative impact of lower sales. For the quarter and year-to-date periods, incentive compensation costs decreased 0.8 percentage points and 0.6 percentage points, respectively, as a result of the decrease in unit level profitability caused by the COVID-19 pandemic. For the quarter, worker’s compensation costs decreased 2.2 percentage points as a result of fewer claims and positive claims development.

Occupancy costs were 18.0% for the quarter and 10.3% year-to-date compared to 5.8% for the respective prior year periods. The increases as a percentage of sales were primarily due to the sales deleveraging effect caused by the COVID-19 pandemic. Additionally, the impact of last year's refranchising of restaurants where we own the real estate is contributing to the rate increase.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 24, 2020		June 26, 2019		June 24, 2020		June 26, 2019
	(Dollars in thousands)
Utilities	$1,098	7.3%	$3,106	3.3%	$2,534	4.4%	$6,478	3.3%
Repairs and maintenance	428	2.8%	2,080	2.2%	1,217	2.1%	3,968	2.0%
Marketing	607	4.0%	3,239	3.4%	1,726	3.0%	6,946	3.6%
Other direct costs	2,401	15.9%	5,678	5.9%	4,776	8.3%	11,303	5.8%
Other operating expenses	$4,534	30.0%	$14,103	14.8%	$10,253	17.9%	$28,695	14.8%

Other operating costs were higher as a percentage of sales due to the deleveraging effect of lower sales as well as higher delivery costs due to the increase in delivery sales during the COVID-19 pandemic.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 24, 2020		June 26, 2019		June 24, 2020		June 26, 2019
	(Dollars in thousands)
Royalties	$6,719	26.8%	$26,672	47.3%	$30,566	38.5%	$51,912	47.5%
Advertising revenue	7,232	28.9%	19,884	35.2%	24,758	31.2%	38,826	35.5%
Initial and other fees	1,346	5.4%	1,755	3.1%	3,043	3.8%	2,894	2.6%
Occupancy revenue	9,736	38.9%	8,126	14.4%	21,070	26.5%	15,671	14.3%
Franchise and license revenue	$25,033	100.0%	$56,437	100.0%	$79,437	100.0%	$109,303	100.0%

Advertising costs	$7,232	28.9%	$19,884	35.2%	$24,758	31.2%	$38,826	35.5%
Occupancy costs	5,829	23.3%	5,512	9.8%	13,238	16.7%	10,761	9.8%
Other direct costs	2,183	8.7%	3,475	6.2%	6,418	8.1%	6,342	5.8%
Costs of franchise and license revenue	$15,244	60.9%	$28,871	51.2%	$44,414	55.9%	$55,929	51.2%

Franchise and license revenue decreased $31.4 million, or 55.6%, for the quarter and $29.9 million, or 27.3%, year-to-date compared to the prior year periods. Royalties decreased $20.0 million, or 74.8%, and $21.3 million, or 41.1%, for the quarter and year-to-date periods, respectively, compared to the prior year periods. Advertising revenue decreased $12.7 million, or 63.6%, for the quarter and $14.1 million, or 36.2%, year-to-date compared to the prior year periods. The decreases in royalty and advertising revenue primarily resulted from 56.1% and 28.4% decreases in domestic same-store sales for the respective periods. Additionally, we abated $3.0 million and $4.9 million of royalties in the quarter-to-date and year-to-date periods, respectively, and $1.2 million of advertising fees year-to-date to help our franchisees weather the impact of the COVID-19 pandemic. Partially offsetting these decreases for both periods were increases in equivalent units of 79 and 88 on a quarter-to-date and year-to-date basis, respectively, resulting from our refranchising and development strategy in 2019.

Initial and other fees decreased $0.4 million, or 23.3%, for the quarter and increased $0.1 million, or 5.1%, year-to-date compared to the prior year periods. Occupancy revenue increased $1.6 million, or 19.8%, for the quarter and $5.4 million, or 34.5%, year-to-date compared to the prior year periods. The increases in occupancy revenue resulted from additional leases and subleases to franchisees as a result of our refranchising and development strategy in 2019.

Costs of franchise and license revenue decreased $13.6 million, or 47.2%, for the quarter and $11.5 million, or 20.6%, year-to-date compared to the prior year periods. The decreases were primarily related to the decrease in advertising costs, which corresponded to the related advertising revenue decreases noted above. Occupancy costs increased $0.3 million, or 5.7%, for the quarter and $2.5 million, or 23.0%, year-to-date compared to prior year periods. The increases in occupancy costs were primarily related to the sale of leased company units to franchisees in the prior year. Partially offsetting the occupancy cost increase during the quarter was lower percentage rent expense as a result of the sales decreases. Other direct franchise costs decreased $1.3 million, or 37.2%, for the quarter and increased $0.1 million, or 1.2%, year-to-date compared to the prior year periods. The decrease in other direct franchise costs for the quarter was mostly due to a reduction in franchise administrative costs. Year-to-date, the decrease in franchise administrative costs was offset by a $1.0 million bad debt allowance resulting from expected losses on franchise-related receivables due to the COVID-19 pandemic. As a result, costs of franchise and license revenue increased to 60.9% and 55.9% for the quarter and two quarters ended June 24, 2020 from 51.2% for both of the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Corporate administrative expenses	$9,701	$12,436	$21,482	$25,305
Share-based compensation	1,511	2,713	(26)	4,966
Incentive compensation	1	2,919	15	5,457
Deferred compensation valuation adjustments	1,940	385	(576)	1,536
Total general and administrative expenses	$13,153	$18,453	$20,895	$37,264

Corporate administrative expenses decreased $2.7 million for the quarter and $3.8 million year-to-date primarily due to cost savings initiatives related to the COVID-19 pandemic, as well as the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation decreased $1.2 million for the quarter and $5.0 million year-to-date. Incentive compensation decreased $2.9 million for the quarter and $5.4 million year-to-date. The decreases in share-based compensation and incentive compensation primarily resulted from lower expectations of meeting performance measures due to the impacts of the COVID-19 pandemic. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Depreciation of property and equipment	$2,810	$3,267	$5,691	$7,550
Amortization of financing lease right-of-use assets	467	886	967	1,881
Amortization of intangible and other assets	781	895	1,546	1,850
Total depreciation and amortization expense	$4,058	$5,048	$8,204	$11,281

The decreases in depreciation and amortization expense during the current quarter and year-to-date periods were primarily related to refranchising restaurants as part of our refranchising and development strategy during 2019.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
(Gains) losses on sales of assets and other, net	$12	$(26,839)	$(1,058)	$(36,314)
Restructuring charges and exit costs	1,615	406	1,977	946
Impairment charges	—	—	2,181	—
Operating (gains), losses and other charges, net	$1,627	$(26,433)	$3,100	$(35,368)

(Gains) losses on sales of assets and other, net during the two quarters ended June 24, 2020, were primarily related to the sale of two parcels of real estate. During the quarter ended June 26, 2019, (gains) losses on sale of assets and other, net included $24.2 million in gains on the sale of 37 company restaurants and $3.1 million in gains on the sales of three parcels of real estate. During the two quarters ended June 26, 2019, (gains) losses on sales of assets and other, net included $26.4 million in gains on the sales of 40 company restaurants and $10.6 million on the sale of four parcels of real estate. These sales were part of our refranchising and development strategy.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Exit costs	$50	$52	$94	$174
Severance and other restructuring charges	1,565	354	1,883	772
Total restructuring and exit costs	$1,615	$406	$1,977	$946

During the quarter ended June 24, 2020, the Company permanently separated with approximately 50 support center staff. As a result, severance and other restructuring charges increased $1.2 million and $1.1 million during the quarter and two quarters ended June 24, 2020, respectively.

Impairment charges of $2.2 million during the two quarters ended June 24, 2020 were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic.

Operating income (loss) was a loss of $13.5 million for the quarter and income of $4.5 million year-to-date compared to income of $46.1 million and $70.2 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
	(In thousands)
Interest on credit facilities	$2,160	$3,541	$4,539	$6,935
Interest on interest rate swaps, net	1,570	(14)	1,895	(38)
Interest on financing lease liabilities	774	1,318	1,559	2,834
Letters of credit and other fees	250	320	511	624
Interest income	(37)	(43)	(67)	(85)
Total cash interest	4,717	5,122	8,437	10,270
Amortization of deferred financing costs	188	152	340	304
Interest accretion on other liabilities	42	108	121	215
Total interest expense, net	$4,947	$5,382	$8,898	$10,789

Interest expense, net decreased by $0.4 million for the quarter and $1.9 million year-to-date primarily due to a reduction in financing lease interest during the quarter and year-to-date periods resulting from sales of restaurants to franchisees during the prior year and lower net interest rates on borrowings during the year-to-date period.

Other nonoperating expense (income), net was expense of $9.6 million for the quarter and $12.3 million year-to-date, compared to income of $0.3 million and $1.7 million, respectively, for the prior year periods. Other nonoperating expense (income) primarily consisted of recognized losses on interest rate swaps of $11.5 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps during the current quarter. For additional details related to the interest rate swaps, see Note 7 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Provision for (benefit from) income taxes was a benefit of $5.1 million for the quarter and $2.8 million year-to-date, compared to expense of $6.8 million and $11.4 million for the prior year periods. The effective tax rate was 18.1% for the quarter and 16.5% year-to-date, compared to 16.5% and 18.7%, respectively, for the prior year periods. The 2020 quarterly and year-to-date rates included a benefit from the reclassification of cash flow derivatives from accumulated other comprehensive loss, net of 7.0% and 11.7%, respectively. During the quarter ended June 26, 2019, we completed an Internal Revenue Service federal income tax audit of the 2016 tax year. Upon completion of this audit, revaluations of certain tax positions were performed and as a result, we recognized a net benefit of 4.8% and 3.3% for the 2019 quarterly and year-to-date periods, respectively. In addition, the 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 3.6% and 2.8%, respectively.

Net income (loss) was a net loss of $23.0 million for the quarter and $14.0 million year-to-date compared with net income of $34.2 million and $49.7 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and, prior to the second quarter of 2020, the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 24, 2020	June 26, 2019
	(In thousands)
Net cash provided by (used in) operating activities	$(7,958)	$25,155
Net cash provided by (used in) investing activities	(334)	30,975
Net cash provided by (used in) financing activities	25,997	(58,864)
Increase (decrease) in cash and cash equivalents	$17,705	$(2,734)

Net cash flows used in operating activities were $8.0 million for the two quarters ended June 24, 2020 compared to net cash flows provided by operating activities of $25.2 million for the two quarters ended June 26, 2019. The decrease in cash flows provided by operating activities was primarily due to the timing of prior year accrual payments and the impacts of the COVID-19 pandemic during the two quarters ended June 24, 2020. We believe that our estimated cash flows from operations for 2020, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $0.3 million for the two quarters ended June 24, 2020. These cash flows were primarily comprised of capital expenditures of $4.5 million and investment purchases of $1.4 million which were mostly offset by proceeds from sales of restaurants and real estate of $2.2 million and proceeds from the sale of investments of $2.9 million. Net cash flows provided by investing activities were $31.0 million for the two quarters ended June 26, 2019. These cash flows were primarily comprised of proceeds from sales of restaurants and real estate of $47.9 million, partially offset by capital expenditures of $6.8 million, acquisitions of real estate of $4.7 million, deposits on acquisitions of real estate of $4.3 million, and investment purchases of $1.3 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 24, 2020	June 26, 2019
	(In thousands)
Facilities	$1,966	$3,108
New construction	114	1,901
Remodeling	965	1,019
Information technology	1,138	641
Other	293	108
Capital expenditures (excluding acquisitions)	$4,476	$6,777

Cash flows provided by financing activities were $26.0 million for the two quarters ended June 24, 2020, which included net long-term debt borrowings of $66.4 million, partially offset by cash payments for stock repurchases of $36.0 million. Long-term debt borrowings during the current year included $19.5 million to provide enhanced financial flexibility in light of uncertain market conditions arising from the COVID-19 pandemic. Cash flows used in financing activities were $58.9 million for the two quarters ended June 26, 2019, which included cash payments for stock repurchases of $37.3 million, and net long-term debt repayments of $17.0 million.

Our working capital deficit was $13.7 million at June 24, 2020 compared to $42.8 million at December 25, 2019, and included $19.5 million of excess cash held as a result of liquidity measures taken in response to the COVID-19 pandemic. The decrease in working capital deficit was primarily related to additional revolver borrowings made during the two quarters ended June 24, 2020 in response to the COVID-19 outbreak. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million, subject to approval. As of June 24, 2020, we had outstanding revolver loans of $307.0 million and outstanding letters of credit under the credit facility of $18.3 million. These balances resulted in availability of $74.7 million under the credit facility. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

On May 13, 2020, we entered into the Second Amendment to our credit agreement. As a result of the Second Amendment, beginning May 13, 2020 until the date of delivery of our financial statements for the fiscal quarter ending June 30, 2021, the interest rate of the amended credit agreement was increased to LIBOR plus 3.00% and the commitment fee, which is paid on the unused portion of the credit facility, was increased to 0.40%. During this period, we will also have supplemental monthly reporting obligations to our lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures will be restricted to $10 million in the aggregate, from May 13, 2020 through the fiscal quarter ending March 31, 2021.

The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021. We were in compliance with all financial covenants as of June 24, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.18% and 3.47% as of June 24, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 5.22% and 3.99% as of June 24, 2020 and December 25, 2019, respectively.

Issuance and Sale of Common Stock

On July 1, 2020, the Company entered into an underwriting agreement with Wells Fargo Securities, LLC, as representative of the several underwriters named therein, for the issuance and sale by the Company of 8,000,000 shares of its common stock, par value $0.01 per share, in an underwritten public offering at a price to the public of $9.15 per share. On July 6, 2020, the Company received net proceeds of $69.6 million from the sale of shares, after deducting the underwriters' discounts and commissions and offering expenses.

Pursuant to the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which we currently expect will expire unexercised.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 24, 2020, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 3.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. We initially designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional debt obligations. A summary of our interest rate swaps as of June 24, 2020 is as follows:

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

For the quarter ended June 24, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 ("2018 Swaps") were no longer probable of occurring over the term of the interest rate swaps. Accordingly, during the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. See Note 7 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

As of June 24, 2020, the fair value of the interest rate swaps was $94.6 million and is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. The interest rate swaps effectively increased our ratio of fixed rate debt from approximately 5% of total debt to approximately 82% of total debt. We expect to reclassify approximately $4.5 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to our interest rate swaps during the next twelve months.. Additionally, as a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps will be recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. Depending on market considerations, fluctuations in these fair values could be significant. See Note 7 to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.

Based on the levels of borrowings under the credit facility at June 24, 2020, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 24, 2020, taking into consideration the interest rate swaps that will be in effect during the annual period. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 1A.     Risk Factors

The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 25, 2019, (the “Annual Report”) and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2020. The following risk factors should be read in conjunction with the Risk Factors disclosed in the Annual Report.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could continue to have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The outbreak of COVID-19 has had a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020, the COVID-19 pandemic has significantly impacted the economy in general, and our business specifically, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:

•Disruptions or restrictions on our employees’ ability to work effectively due to travel bans, quarantines, shelter-in-place orders or other limitations.
•Temporary restrictions on and closures of our company operated restaurants and our franchised and licensed restaurants or our suppliers.
•Failure of third parties on which we rely, including our franchisees and suppliers, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or issues with the regional or national supply chain.
•Volatility of commodity costs due to the COVID-19 outbreak.
•Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due.

•Customer reluctance to return to in-restaurant dining.

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

In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on us or our franchisees, suppliers, third-party service providers, and/or customers. During the quarter ended June 24, 2020, state and local governments started to ease certain restrictions on our Company operated and franchise restaurants and we began to reopen dining rooms with capacity limitations. While we currently intend for all Company owned restaurants to reopen, certain Company operated and franchise restaurants may remain permanently closed or ultimately close as a result of the pandemic. The effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic even after our restaurants fully reopen.

As dining room restrictions continue to ease, we expect to incur increased cleaning and supply costs and labor inefficiencies as we adjust to improved sales volumes and enhanced health and safety protocols. We may not be able to attract customers to our reopened restaurants given the risks, or perceived risks, of gathering in public places, dining in restaurants and complying with social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. We also may be unable to reinstate, retain and incentivize our employees. Previously terminated or furloughed employees may have found other jobs or otherwise be unwilling or unable to return to work. Even as restaurants resume operations, a single case of COVID-19 in a restaurant could result in additional costs and further closures, or a “second wave” or recurrence of COVID-19 cases could cause state and local governments to reinstate restrictions on our restaurants, as we have seen recently, and we may need to temporarily close our restaurants or otherwise limit operations.

Risks Related to our Common Stock and Recent Issuance and Sale of Common Stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price for our common stock has been and may continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•the ongoing implications of the COVID-19 pandemic on our business and operations, which include, among other things, reduced customer traffic at our restaurants, potential increases in commodity costs, closures of or reduced operating hours at our affected restaurants, our ability to implement growth plans, adverse effects on the health of our workforce, our financial results and liquidity, and may also include potential inability to obtain supplies and our ability to comply with covenants under our credit agreement;
•delays in the planned openings of new restaurants;
•temporary or prolonged restaurant closures;
•actual or anticipated quarterly fluctuations in our operating results and financial conditions;
•anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•stock price performance of our competitors;
•future sales of our common stock;
•changes in the price and availability of food commodities;
•fluctuations in stock market prices and volumes;
•actions by competitors;
•changes in senior management or key personnel;
•changes in financial estimates by securities analysts;
•negative earnings or other announcements by us or other restaurant companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•incurrence of indebtedness or issuances of capital stock;
•global economic, legal and regulatory factors unrelated to our performance; and

•the other factors set forth in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission.

Volatility in the market price of our common stock may cause investors to suffer a loss on their investment.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Sales of our common stock by existing stockholders, or the perception that these sales may occur, especially by our directors, executive officers or significant stockholders, may cause our stock price to decline.

If our existing stockholders, in particular our directors, executive officers or other affiliates, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. In addition, sales of these shares of common stock could impair our ability to raise capital, should we wish to do so. We cannot predict the timing or amount of future sales of our common stock by existing stockholders, but such sales, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Stockholders may experience dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders..

We have not historically declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our credit agreement includes certain limitations on our ability to pay cash dividends and the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Some provisions of Delaware law and our certificate of incorporation and by-laws may deter third parties from acquiring us, which could reduce the market price of our common stock.

Our restated certificate of incorporation, as amended, and our amended and restated by-laws provide for, among other things:

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•restrictions on the ability of our stockholders to fill a vacancy on our board of directors;
•advance notice requirements for stockholder nominations of directors and other proposals; and
•restrictions on the ability of stockholders to call a special meeting of stockholders.

In addition, we are subject to Section 203 of the Delaware General Corporation Law. Subject to certain exceptions, Section 203 prevents a publicly held Delaware corporation from engaging in a "business combination" with any "interested stockholder" for three years following the date that the person became an interested stockholder, unless the interested stockholder attained such status with the approval of our board of directors or unless the business combination is approved in a prescribed manner. The term "business combination" is broadly defined to include mergers, consolidations, and sales and other dispositions of assets having an aggregate market value equal to 10% or more of the consolidated assets of the corporation, and other specified transactions resulting in financial benefits to the interested stockholder. Under Section 203, an "interested stockholder" generally is defined as a person who, together with affiliates and associates, owns (or within the three prior years did own) 15% or more of the corporation’s outstanding voting stock.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company, which, under certain circumstances, could reduce the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions than they desire.

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our stockholders.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock.

Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control of the Company, even if that change of control might benefit our stockholders.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	2020 Long-Term Incentive Program Restricted Stock Unit Award Certificate.

10.2
Second Amendment to Third Amended and Restated Credit Agreement, dated May 13, 2020, among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities an Exchange Commission on May 14, 2020.)

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

DENNY'S CORPORATION

Date:	July 31, 2020	By:	/s/ Robert P. Verostek
Robert P. Verostek
Senior Vice President and Chief Financial Officer

Date:	July 31, 2020	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller