Form 10-Q
period 2020-09-23
DENNY'S Corp
filed 2020-10-27
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2020
or
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
Yes ☐   No  ☒

As of October 22, 2020, 63,768,120 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 23, 2020	December 25, 2019
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,217	$3,372
Investments	2,266	3,649
Receivables, net	20,637	27,488
Inventories	1,017	1,325
Assets held for sale	3,206	1,925
Prepaid and other current assets	18,838	14,974
Total current assets	57,181	52,733
Property, net of accumulated depreciation of $147,510 and $147,445, respectively	89,466	97,626
Financing lease right-of-use assets, net of accumulated amortization of $9,484 and $8,468, respectively	10,284	11,720
Operating lease right-of-use assets, net	145,302	158,550
Goodwill	36,884	36,832
Intangible assets, net	52,100	53,956
Deferred financing costs, net	2,119	1,727
Deferred income taxes, net	27,047	14,718
Other noncurrent assets	30,414	32,525
Total assets	$450,797	$460,387
Liabilities
Current liabilities:
Current finance lease liabilities	$1,963	$1,674
Current operating lease liabilities	18,253	16,344
Accounts payable	10,898	20,256
Other current liabilities	41,346	57,307
Total current liabilities	72,460	95,581
Long-term liabilities:
Long-term debt	230,000	240,000
Noncurrent finance lease liabilities	13,805	14,779
Noncurrent operating lease liabilities	142,110	152,750
Liability for insurance claims, less current portion	10,572	11,454
Other noncurrent liabilities	120,221	83,887
Total long-term liabilities	516,708	502,870
Total liabilities	589,168	598,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 23, 2020: 117,778 shares issued and 63,768 shares outstanding; December 25, 2019: 109,415 shares issued and 57,095 shares outstanding	$1,178	$1,094
Paid-in capital	672,502	603,980
Deficit	(196,873)	(189,398)
Accumulated other comprehensive loss, net of tax	(61,205)	(33,960)
Treasury stock, at cost, 54,010 and 52,320 shares, respectively	(553,973)	(519,780)
Total shareholders' deficit	(138,371)	(138,064)
Total liabilities and shareholders' deficit	$450,797	$460,387

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$27,849	$63,582	$85,268	$257,574
Franchise and license revenue	43,795	60,676	123,232	169,979
Total operating revenue	71,644	124,258	208,500	427,553
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	7,106	15,603	21,541	62,871
Payroll and benefits	11,925	23,777	37,070	100,475
Occupancy	2,638	4,301	8,529	15,583
Other operating expenses	5,701	10,625	15,954	39,320
Total costs of company restaurant sales	27,370	54,306	83,094	218,249
Costs of franchise and license revenue, excluding depreciation and amortization	24,073	31,136	68,487	87,065
General and administrative expenses	13,694	16,395	34,589	53,659
Depreciation and amortization	4,048	4,338	12,252	15,619
Operating (gains), losses and other charges, net	(781)	(50,091)	2,319	(85,459)
Total operating costs and expenses, net	68,404	56,084	200,741	289,133
Operating income	3,240	68,174	7,759	138,420
Interest expense, net	4,422	4,188	13,320	14,977
Other nonoperating expense (income), net	(8,477)	(415)	3,851	(2,111)
Income (loss) before income taxes	7,295	64,401	(9,412)	125,554
Provision for (benefit from) income taxes	818	15,279	(1,937)	26,703
Net income (loss)	$6,477	$49,122	$(7,475)	$98,851

Basic net income (loss) per share	$0.10	$0.83	$(0.13)	$1.64
Diluted net income (loss) per share	$0.10	$0.80	$(0.13)	$1.58

Basic weighted average shares outstanding	63,793	59,430	59,350	60,457
Diluted weighted average shares outstanding	64,027	61,189	59,350	62,370

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Net income (loss)	$6,477	$49,122	$(7,475)	$98,851
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $5, $6, $17 and $17, respectively	17	16	50	48
Changes in the fair value of cash flow derivatives, net of tax of $151, $(5,251), $(12,416) and $(13,574), respectively	435	(15,067)	(34,723)	(37,838)
Reclassification of cash flow derivatives to interest expense, net of tax of $121, $21, $541 and $11, respectively	350	57	1,556	29
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income), net of tax of $0, $0, $1,892 and $0, respectively	—	—	5,462	—
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $73, $0, $142 and $0, respectively	210	—	410	—
Other comprehensive income (loss)	1,012	(14,994)	(27,245)	(37,761)
Total comprehensive income (loss)	$7,489	$34,128	$(34,720)	$61,090

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended September 23, 2020 and September 25, 2019
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)
Net income	—	—	—	—	—	6,477	—	6,477
Other comprehensive income	—	—	—	—	—	—	1,012	1,012
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,930	—	—	1,930
Issuance of common stock for share-based compensation	22	—	—	—	—	—	—	—
Exercise of common stock options	37	1	—	—	145	—	—	146
Balance, September 23, 2020	117,778	$1,178	(54,010)	$(553,973)	$672,502	$(196,873)	$(61,205)	$(138,371)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 26, 2019	109,291	$1,093	(49,484)	$(461,575)	$601,902	$(257,079)	$(26,913)	$(142,572)
Net income	—	—	—	—	—	49,122	—	49,122
Other comprehensive loss	—	—	—	—	—	—	(14,994)	(14,994)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,089	—	—	2,089
Purchase of treasury stock	—	—	(589)	(12,807)	—	—	—	(12,807)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Exercise of common stock options	119	1	—	—	415	—	—	416
Balance, September 25, 2019	109,413	$1,094	(50,073)	$(474,382)	$604,406	$(207,957)	$(41,907)	$(118,746)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 23, 2020 and September 25, 2019
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(7,475)	—	(7,475)
Other comprehensive loss	—	—	—	—	—	—	(27,245)	(27,245)
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(1,177)	—	—	(1,177)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	309	3	—	—	(3)	—	—	—
Exercise of common stock options	54	1	—	—	211	—	—	212
Balance, September 23, 2020	117,778	$1,178	(54,010)	$(553,973)	$672,502	$(196,873)	$(61,205)	$(138,371)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	98,851	—	98,851
Other comprehensive loss	—	—	—	—	—	—	(37,761)	(37,761)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,741	—	—	3,741
Purchase of treasury stock	—	—	(2,632)	(50,804)	—	—	—	(50,804)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	468	5	—	—	(5)	—	—	—
Exercise of common stock options	360	3	—	—	963	—	—	966
Balance, September 25, 2019	109,413	$1,094	(50,073)	$(474,382)	$604,406	$(207,957)	$(41,907)	$(118,746)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 23, 2020	September 25, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(7,475)	$98,851
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	12,252	15,619
Operating (gains), losses and other charges, net	2,319	(85,459)
Loss on interest rate swap derivatives	4,185	—
Amortization of deferred financing costs	591	456
Gains on investments	(117)	(179)
Losses (gains) on termination of leases	43	(157)
Deferred income tax expense (benefit)	(2,505)	9,594
Share-based compensation expense	1,972	7,142
Changes in assets and liabilities:
Receivables	7,465	8,095
Inventories	265	1,525
Other current assets	(3,865)	(168)
Other noncurrent assets	474	(3,081)
Operating lease assets and liabilities	1,231	(577)
Accounts payable	(8,540)	(9,411)
Accrued payroll	(8,739)	(6,224)
Accrued taxes	971	(524)
Other accrued liabilities	(6,512)	(5,544)
Other noncurrent liabilities	(5,625)	2,068
Net cash flows provided by (used in) operating activities	(11,610)	32,026
Cash flows from investing activities:
Capital expenditures	(5,476)	(12,646)
Acquisitions of real estate	—	(9,456)
Deposits on acquisitions of real estate	—	(1,538)
Proceeds from sales of restaurants, real estate and other assets	4,536	118,370
Investment purchases	(1,400)	(1,300)
Proceeds from sale of investments	2,900	—
Collections on notes receivable	1,385	3,027
Issuance of notes receivable	(670)	(822)
Net cash flows provided by investing activities	1,275	95,635
Cash flows from financing activities:
Revolver borrowings	140,500	102,500
Revolver payments	(150,500)	(176,000)
Long-term debt payments	(1,115)	(2,044)
Proceeds from exercise of stock options	212	966
Tax withholding on share-based payments	(3,049)	(3,206)
Deferred financing costs	(982)	—
Purchase of treasury stock	(36,008)	(50,649)
Proceeds from issuance of common stock	69,571	—
Net bank overdrafts	(449)	(2,234)
Net cash flows provided by (used in) financing activities	18,180	(130,667)
Increase (decrease) in cash and cash equivalents	7,845	(3,006)
Cash and cash equivalents at beginning of period	3,372	5,026
Cash and cash equivalents at end of period	$11,217	$2,020
See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 23, 2020, the Denny's brand consisted of 1,664 restaurants, 1,598 of which were franchised/licensed restaurants and 66 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations for the three quarters ended September 23, 2020, which is expected to continue with the timing of a recovery uncertain. During the three quarters ended September 23, 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. This has continued into the fourth quarter of 2020. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 25, 2019 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 25, 2019. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 30, 2020. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020). The adoption of this guidance on December 26, 2019 did not have a material impact on our condensed consolidated financial statements.

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

We have elected to apply this interpretive guidance to the rent relief we have secured, and have assumed that enforceable rights and obligations for those concessions exist in the lease contract. As such, starting in April 2020, we began recognizing abatements or deferrals in rents received from landlords as reductions in variable lease payments. This election will continue while these abatement or deferrals are in effect.

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

Note 3.     Receivables

Receivables consisted of the following:

	September 23, 2020	December 25, 2019
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$17,306	$14,551
Financing receivables from franchisees	1,283	2,230
Vendor receivables	894	3,260
Credit card receivables	587	6,806
Other	2,266	915
Allowance for doubtful accounts	(1,699)	(274)
Total receivables, net	$20,637	$27,488

Other noncurrent assets:
Financing receivables from franchisees	$188	$364

We recorded $0.5 million and $1.4 million of bad debt expense during the quarter and three quarters ended September 23, 2020, respectively, based on actual and expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 4.    Goodwill and Other Intangible Assets

(In thousands)
Balance, December 25, 2019	$36,832
Reclassification from assets held for sale	52
Balance, September 23, 2020	$36,884

Other intangible assets consisted of the following:

	September 23, 2020		December 25, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	15,064	7,171	15,516	5,767
Intangible assets, net	$59,271	$7,171	$59,723	$5,767

Due to the impact of the COVID-19 pandemic to the global economy, including but not limited to the volatility of the Company's stock price as well as that of its competitors, the negative impact on sales at company and franchised and licensed restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the three quarters ended September 23, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. However, we recorded less than $0.1 million and approximately $0.1 million of impairment related to reacquired franchise rights during the quarter and three quarters ended September 23, 2020, respectively. See Note 9.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 23, 2020	December 25, 2019
	(In thousands)
Accrued payroll	$11,116	$19,689
Current portion of liability for insurance claims	5,488	6,515
Accrued taxes	6,595	5,624
Accrued advertising	3,348	6,753
Gift cards	4,758	6,469
Other	10,041	12,257
Other current liabilities	$41,346	$57,307

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 23, 2020:
Deferred compensation plan investments (1)	$11,958	$11,958	$—	$—
Interest rate swaps (2)	(85,054)	—	(85,054)	—
Investments (3)	2,266	—	2,266	—
Total	$(70,830)	$11,958	$(82,788)	$—

Fair value measurements as of December 25, 2019:
Deferred compensation plan investments (1)	$13,517	$13,517	$—	$—
Interest rate swaps (2)	(44,670)	—	(44,670)	—
Investments (3)	3,649	—	3,649	—
Total	$(27,504)	$13,517	$(41,021)	$—

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

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements for the three quarters ended September 23, 2020:
Assets held and used (1)	$2,575	$2,519

(1)During the first and third quarters of 2020, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the quarter and three quarters ended September 23, 2020, we recognized impairment charges of $0.3 million and $2.5 million, respectively, related to certain of these assets. See Note 9.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The outstanding revolver loans are carried at historical cost, which approximates fair value. The fair value of our senior secured revolver approximates its carrying value since it is a variable rate facility (Level 2).

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million, subject to approval. As of September 23, 2020, we had outstanding revolver loans of $230.0 million and outstanding letters of credit under the credit facility of $17.3 million. These balances resulted in availability of $152.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $92.7 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

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

The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021. We were in compliance with all financial covenants as of September 23, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.16% and 3.47% as of September 23, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.85% and 3.99% as of September 23, 2020 and December 25, 2019, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of September 23, 2020 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of accumulated other comprehensive loss, net. The interest rate swaps entered into in 2015 are designated as cash flow hedges with unrealized gain and losses recorded as a component of accumulated other comprehensive loss, net.

As of September 23, 2020, the fair value of swaps designated as cash flow hedges was $17.2 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive income, net in our Condensed Consolidated Balance Sheets. We expect to reclassify approximately $3.9 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next twelve months.

Dedesignated Interest Rate Hedges

During the quarter ended June 24, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps as a result of the ongoing impacts of the COVID-19 pandemic and using proceeds from our share offering described in Note 13 to repay a portion of our long-term debt. Accordingly, during the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations for the three quarters ended September 23, 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. The remaining amounts of unrealized losses related to the 2018 Swaps are included in accumulated other comprehensive loss, net and are amortized into the Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter and three quarters ended September 23, 2020, we reclassified unrealized losses of approximately $0.3 million and $0.6 million, respectively, to interest expense, net related to the 2018 Swaps. At September 23, 2020, approximately $64.6 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the quarter and three quarters ended September 23, 2020, we recorded income of approximately $7.8 million and $3.7 million, respectively, as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value.

As of September 23, 2020, the fair value of the dedesignated interest rate swaps was $67.8 million and was recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We expect to amortize approximately $0.4 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next twelve months.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Company restaurant sales	$27,849	$63,582	$85,268	$257,574
Franchise and license revenue:
Royalties	17,896	27,830	48,462	79,742
Advertising revenue	13,927	20,756	38,685	59,582
Initial and other fees	1,890	1,356	4,933	4,250
Occupancy revenue	10,082	10,734	31,152	26,405
Franchise and license revenue	43,795	60,676	123,232	169,979
Total operating revenue	$71,644	$124,258	$208,500	$427,553

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Operating lease revenue	$8,277	$7,964	$24,959	$19,235
Variable lease revenue	1,805	2,770	6,193	7,170
Total occupancy revenue	$10,082	$10,734	$31,152	$26,405

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

(In thousands)
Balance, December 25, 2019	$23,256
Fees received from franchisees	535
Revenue recognized (1)	(2,474)
Balance, September 23, 2020	21,317
Less current portion included in other current liabilities	2,112
Deferred franchise revenue included in other noncurrent liabilities	$19,205

(1) Of this amount $2.4 million was included in the deferred franchise revenue balance as of December 25, 2019.

Gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of gift card liabilities represents our remaining performance obligations to our customers. The balance of gift card liabilities as of September 23, 2020 and December 25, 2019 was $4.8 million and $6.5 million, respectively. During the three quarters ended September 23, 2020, we recognized revenue of $0.3 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Gains on sales of assets and other, net	$(1,202)	$(51,183)	$(2,260)	$(87,497)
Restructuring charges and exit costs	83	1,092	2,060	2,038
Impairment charges	338	—	2,519	—
Operating (gains), losses and other charges, net	$(781)	$(50,091)	$2,319	$(85,459)

Gains on sales of assets and other, net were primarily related to the sale of three parcels of real estate during the quarter and five parcels of real estate during the three quarters ended September 23, 2020. During the quarter ended September 25, 2019, gains on sale of assets and other, net included $50.4 million in gains on the sale of 56 company restaurants and $1.3 million in gains on the sales of two parcels of real estate. During the three quarters ended September 25, 2019, gains on sales of assets and other, net included $76.8 million in gains on the sales of 96 company restaurants and $11.9 million on the sale of six parcels of real estate.

As of September 23, 2020, we had recorded assets held for sale at their carrying amount of $3.2 million (consists of property of $2.5 million and other assets of $0.7 million) related to seven parcels of real estate. As of December 25, 2019, we had recorded assets held for sale at their carrying amount of $1.9 million (comprised of property of $1.6 million, other assets of $0.2 million and goodwill of $0.1 million) related to four company restaurants and two pieces of real estate. During the three quarters ended September 23, 2020, five pieces of real estate were sold and the four company restaurants were reclassified out of assets held for sale, as they were no longer expected to be sold in the next 12 months.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Exit costs	$75	$20	$169	$194
Severance and other restructuring charges	8	1,072	1,891	1,844
Total restructuring charges and exit costs	$83	$1,092	$2,060	$2,038

Exit cost liabilities were $0.1 million as of September 23, 2020 and $0.2 million as of December 25, 2019. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of September 23, 2020 and December 25, 2019, we had accrued severance and other restructuring charges of $0.7 million and $0.9 million, respectively. The balance as of September 23, 2020 is expected to be paid during the next 12 months.

We review our property, right-of-use assets ("ROU assets") and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. Based on our review, we recorded impairment charges of $0.3 million and $2.5 million, respectively, for the quarter and three quarters ended September 23, 2020 resulting from the impacts of the COVID-19 pandemic. The $2.5 million included $1.3 million related to property, $1.1 million related to operating lease ROU assets and less than $0.1 million related to each of finance lease ROU assets and reacquired franchise rights.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Employee share awards	$1,784	$1,957	$1,364	$6,418
Restricted stock units for board members	214	219	608	724
Total share-based compensation	$1,998	$2,176	$1,972	$7,142

Employee Share Awards

Employee share awards consist of performance share units and restricted stock units (which are equity classified). During the three quarters ended September 23, 2020, as a component of our annual compensation program, we granted certain employees approximately 0.8 million restricted stock units with a grant date fair value of $10.46 per share that vest over a two-year period, as defined under the terms of the award. The vesting period for these restricted stock units is the two-year period beginning May 20, 2020 through May 20, 2022.

During the three quarters ended September 23, 2020, we issued 0.3 million shares of common stock related to vested performance share units. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of September 23, 2020, we had approximately $9.8 million of unrecognized compensation cost related to unvested performance share awards and restricted share awards outstanding, which have a weighted average remaining contractual term of 1.5 years.

Subsequent to the end of the quarter ended September 23, 2020, certain employee share awards were modified. See Note 16.

Restricted Stock Units for Board Members

During the three quarters ended September 23, 2020, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $10.46 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board.

During the three quarters ended September 23, 2020, less than 0.1 million restricted stock units were converted into shares of common stock.

As of September 23, 2020, we had approximately $0.6 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.7 years.

Note 11.     Income Taxes

The effective income tax rate was 11.2% for the quarter ended and 20.6% for the three quarters ended September 23, 2020, compared to 23.7% and 21.3% for the prior year periods, respectively. The 2020 year-to-date rate included a net benefit of 22.2% from the reclassification of cash flow derivatives from accumulated other comprehensive loss. The 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 1.0% and 1.8%, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law as a response to the economic impacts of the COVID-19 pandemic. There is no significant impact on the Company's tax rate from the CARES Act for the quarter and three quarters ended September 23, 2020.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands, except for per share amounts)
Net income (loss)	$6,477	$49,122	$(7,475)	$98,851

Weighted average shares outstanding - basic	63,793	59,430	59,350	60,457
Effect of dilutive share-based compensation awards (1)	234	1,759	—	1,913
Weighted average shares outstanding - diluted	64,027	61,189	59,350	62,370

Basic net income (loss) per share	$0.10	$0.83	$(0.13)	$1.64
Diluted net income (loss) per share	$0.10	$0.80	$(0.13)	$1.58

Anti-dilutive share-based compensation awards(1)	568	274	1,975	226

(1) For the three quarters ended September 23, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect on loss per share.

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

Prior to entering into our amended credit agreement, during the quarter ended March 25, 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million. During the quarter ended March 25, 2020, we completed the $200 million share repurchase program that was approved by the Board of Directors in October 2017. In December 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $250 million of our common stock (in addition to the October 2017 authorization). At September 23, 2020, there was approximately $248.0 million remaining that can be used to repurchase our common stock under the current program. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

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

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Amortization of net loss (1)	67	—	67
Changes in the fair value of cash flow derivatives	—	(47,139)	(47,139)
Reclassification of cash flow derivatives to interest expense, net (2)	—	2,097	2,097
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income)(3)	—	7,354	7,354
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net(3)	—	552	552
Income tax (expense) benefit related to items of other comprehensive loss	(17)	9,841	9,824
Balance as of September 23, 2020	$(731)	$(60,474)	$(61,205)

(1)    Amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Operations during the three quarters ended September 23, 2020.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Condensed Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.
(3)    During the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Condensed Consolidated Statements of Operations related to the portion of forecasted transaction no longer considered probable of occurring. The remaining losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Condensed Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the three quarters ended September 23, 2020, we amortized approximately $0.6 million of losses to interest expense, net related to the 2018 Swaps. See Note 7 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 23, 2020, no events had occurred that caused us to make payments under these guarantees. There were $0.4 million and $0.6 million of loans outstanding under these programs as of September 23, 2020 and December 25, 2019, respectively. As of September 23, 2020, the maximum amount payable under the loan guarantees was $0.4 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 23, 2020 and December 25, 2019, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect our consolidated results of operations or financial position.

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 23, 2020	September 25, 2019
	(In thousands)
Income taxes paid, net	$545	$17,853
Interest paid	$11,851	$14,393

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$6,042	$7,522
Noncash consideration received in connection with the sale of real estate	$—	$3,000
Execution of finance leases	$95	$305
Treasury stock payable	$—	$228
Receivables in connection with disposition of property	$—	$3,446
Insurance proceeds receivable	$—	$48

Note 16. Subsequent Events

Modification of Performance Share Units

On September 30, 2020, the Company’s Board of Directors (the "Board") approved adjustments to certain performance share units (“PSUs”) granted to employees as part of the Company’s Long-Term Incentive Program.

Awards for 2018 and 2019 were originally made 100% in the form of PSUs with three-year performance periods (2018-2020 for the 2018 PSUs and 2019-2021 for the 2019 PSUs). The PSUs are earned based 50% on growth in earnings per share over the performance period (“EPS Growth”) and 50% on the relative total stockholder return of the Company for the performance period against a peer group for the 2018 awards and against the S&P 600 Consumer Discretionary Index for the 2019 awards (“Relative TSR”).

The full service dining sector in which the Company operates has been severely negatively impacted by business disruptions resulting from the COVID-19 pandemic. These business disruptions, which could not have been foreseen when the 2018 and 2019 PSUs were awarded, have caused the EPS Growth goals for the PSUs to be unattainable. To address the loss of retentive and incentive value due to these unforeseen events, the Board approved the following adjustments to the 2018 and 2019 PSUs:

2018 PSUs

The EPS Growth goal for the 2018 PSUs was measured in accordance with the methodology established at the time of grant for the first two years of the performance period, 2018-2019, before the onset of the COVID-19 pandemic. That performance was above the maximum goal that had been set. That portion of the award was then prorated by two-thirds (since two-thirds of the performance period had been completed before the pandemic). The modification impacts approximately 0.2 million PSUs with a fair value of approximately $2.4 million at the modification date based on the grant date fair value of $10.00, the market value of our stock on the date of grant. The modified award equals 100% of target (i.e., 150% performance times two-thirds). The modified award will vest and be expensed over the three-month period ending December 30, 2020 (the remaining term of the original award), subject to continued employment. Prior to the modification, the fair value of the award was zero.

2019 PSUs

The Board removed the 2019-2021 EPS Growth goal and will instead apply the 2019-2021 Relative TSR goal to that portion of the award. The modification impacts approximately 0.3 million PSUs with an estimated fair value of approximately $2.4 million to $3.2 million at the modification date. The fair value will be based on a Monte Carlo valuation, which will be completed during the fourth quarter of 2020, as the modified awards contain a market condition. The modified award will vest and be expensed over the fifteen-month period ending December 29, 2021 (the remaining term of the original award), subject to continued employment. Prior to the modification, the fair value of the award was zero.

The Board did not change the existing Relative TSR portion of either award. These adjustments will be accounted for as modifications beginning in the fourth quarter of 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2019, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 25, 2020 and June 24, 2020, this report on Form 10-Q and in the Company’s subsequent quarterly reports on Form 10-Q.
Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. Following the pandemic declaration, federal, state and local governments responded by implementing restrictions on travel, "stay at home" directives, "social distancing" guidance, limitations of dine-in food service, and mandated dining room closures, which collectively had a significant adverse impact on the Company’s business performance, results of operations and cash flows for the quarter and three quarters ended September 23, 2020.

Operating Initiatives

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

The Company remains focused on the safety and wellbeing of its guests, restaurant teams, franchisees, employees, and suppliers. Retraining materials and communications have been distributed to the entire system of restaurants, reinforcing strict food safety procedures, handwashing and personal hygiene standards, and enhanced daily deep cleaning protocols. Restaurant teams are subject to daily temperature checks, are expected to wear face masks and gloves, and must wash their hands with alcohol-based sanitizer at regular intervals throughout their shift. The Company has remained in close contact with public health officials and government agencies to ensure all public health concerns are appropriately addressed. The current restrictions and the Company's related enhanced safety protocols are expected largely to continue and may have an adverse impact on our operating costs.

The Company has also worked closely with its suppliers to address contingency plans and has not experienced any significant supply chain disruptions.

Current Trends

Domestic system-wide same-store sales1 sequentially improved during the third quarter ended September 23, 2020, as compared to the equivalent periods during 2019, despite approximately 25% of the domestic system in California being limited to off-premise only sales channels.

Average unit volumes of off-premise sales have increased over 95% since the beginning of the COVID-19 pandemic, supported by temporarily waived delivery fees, curbside service programs, and shareable family meal packs.

The following table presents monthly sales results compared to the equivalent fiscal months in 2019:

Domestic System-Wide Same-Store Sales1 for 2020 Fiscal Periods:

Q1 2020: (6%)			Q2 2020: (57%)			Q3 2020: (34%)			Q4 2020
Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct
3%	2%	(19%)	(76%)	(65%)	(41%)	(39%)	(35%)	(28%)	(26%)*
*Preliminary results

The following table presents domestic capacity restrictions:

Average Domestic Capacity Restrictions for Fiscal October 2020*:

	Number of Units	% of Domestic System
25% Capacity	229	84%
50-75% Capacity	667
Social Distancing	378
Off-Premise Only	207	14%
No Restrictions	15	1%
Temporarily Closed	19	1%
Total	1515	100%
*Preliminary results

Franchisee Support

Direct financial relief to Denny’s franchise partners has included: deferral of remodels until January 2022, and deferral of most of our domestic development commitments for one year from their original due date, both of which will be reviewed to determine if an additional extension is appropriate; deferral of royalty and advertising fees for week 11 of the 2020 fiscal year; abatement of such fees for weeks 12 and 13 of the 2020 fiscal year; a $3 million royalty abatement in the second fiscal quarter of 2020; and a 12-week lease deferral for franchisees operating in properties owned by the Company. Fiscal weeks 11, 12 and 13 were all within the Company’s first quarter ended March 25, 2020.

Additionally, the Company has secured rent relief in the form of abatements or deferrals for over 78% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and will be extending the same relief to the franchisees as a pass through.

Furthermore, the Company has worked closely with key vendors and primary third-party franchise lenders to help secure additional relief on behalf of franchisees. Substantially all of Denny’s franchisees pursued available forms of relief under federal stimulus programs, and franchisees representing approximately 99% of total domestic franchise restaurants have received funding under the Paycheck Protection Program.

Cost Savings Initiatives and Capital Allocation

In response to the COVID-19 pandemic, the Company implemented the following cost savings measures: suspended travel, canceled in-person field meetings, placed holds on all open corporate and field positions, significantly reduced restaurant level staffing across the Company portfolio, meaningfully reduced compensation for the Company’s board of directors and multiple levels of management, and furloughed over 25% of the employees at its corporate office, approximately half of which were subsequently separated from the Company. The Company subsequently eased certain of these cost savings measures. For example, the Company has resumed recruiting for certain corporate and field positions. In addition, the compensation reductions expired on June 25, 2020.

The Company is also analyzing whether federal tax credits available in connection with the COVID-19 pandemic apply to wages paid to retained employees during the crisis. In addition, the Company suspended share repurchases as of February 27, 2020, and terminated its Rule 10b5-1 Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic.

For the quarter ended March 25, 2020, the Company was in compliance with its financial covenants related to its credit facility, but projected that it would not be in compliance with certain financial covenants beginning for the quarter ended June 24, 2020 due to the impact of the COVID-19 pandemic. Effective May 13, 2020, the Company and certain of its subsidiaries entered into a second amendment to the current credit facility which amended the current credit agreement dated as of October 26, 2017. See Liquidity and Capital Resources - Credit Facility. As of September 23, 2020, the Company was in compliance with its financial covenants related to the amended credit facility.

On July 6, 2020, the Company closed on the issuance and sale of 8,000,000 shares of common stock. Net proceeds of $69.6 million were received after deducting the underwriters’ discounts and commissions and offering expenses payable by the Company and disbursed to pay down the outstanding balance on the credit facility.
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

	Quarter Ended				Three Quarters Ended
	September 23, 2020		September 25, 2019		September 23, 2020		September 25, 2019
	(Dollars in thousands)
Revenue:
Company restaurant sales	$27,849	38.9%	$63,582	51.2%	$85,268	40.9%	$257,574	60.2%
Franchise and license revenue	43,795	61.1%	60,676	48.8%	123,232	59.1%	169,979	39.8%
Total operating revenue	71,644	100.0%	124,258	100.0%	208,500	100.0%	427,553	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	7,106	25.5%	15,603	24.5%	21,541	25.3%	62,871	24.4%
Payroll and benefits	11,925	42.8%	23,777	37.4%	37,070	43.5%	100,475	39.0%
Occupancy	2,638	9.5%	4,301	6.8%	8,529	10.0%	15,583	6.0%
Other operating expenses	5,701	20.5%	10,625	16.7%	15,954	18.7%	39,320	15.3%
Total costs of company restaurant sales	27,370	98.3%	54,306	85.4%	83,094	97.5%	218,249	84.7%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	24,073	55.0%	31,136	51.3%	68,487	55.6%	87,065	51.2%
General and administrative expenses	13,694	19.1%	16,395	13.2%	34,589	16.6%	53,659	12.6%
Depreciation and amortization	4,048	5.7%	4,338	3.5%	12,252	5.9%	15,619	3.7%
Operating (gains), losses and other charges, net	(781)	(1.1)%	(50,091)	(40.3)%	2,319	1.1%	(85,459)	(20.0)%
Total operating costs and expenses, net	68,404	95.5%	56,084	45.1%	200,741	96.3%	289,133	67.6%
Operating income	3,240	4.5%	68,174	54.9%	7,759	3.7%	138,420	32.4%
Interest expense, net	4,422	6.2%	4,188	3.4%	13,320	6.4%	14,977	3.5%
Other nonoperating expense (income), net	(8,477)	(11.8)%	(415)	(0.3)%	3,851	1.8%	(2,111)	(0.5)%
Income (loss) before income taxes	7,295	10.2%	64,401	51.8%	(9,412)	(4.5)%	125,554	29.4%
Provision for (benefit from) income taxes	818	1.1%	15,279	12.3%	(1,937)	(0.9)%	26,703	6.2%
Net income (loss)	$6,477	9.0%	$49,122	39.5%	$(7,475)	(3.6)%	$98,851	23.1%

Other Data:
Company average unit sales	$423		$640		$1,313		$1,820
Franchise average unit sales	$282		$421		$868		$1,242
Company equivalent units (b)	66		99		65		141
Franchise equivalent units (b)	1,608		1,603		1,620		1,560
Company same-store sales increase (decrease) (c)(d)	(40.2)%		(0.2)%		(37.4)%		2.1%
Domestic franchise same-store sales increase (decrease) (c)(d)	(33.1)%		1.2%		(30.1)%		2.0%

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
(d)Prior year amounts have not been restated for 2020 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Company restaurants, beginning of period	67	133	68	173
Units opened	—	—	—	—
Units sold to franchisees	—	(56)	—	(96)
Units closed	(1)	—	(2)	—
End of period	66	77	66	77

Franchised and licensed restaurants, beginning of period	1,616	1,569	1,635	1,536
Units opened	5	13	16	21
Units purchased from Company	—	56	—	96
Units closed	(23)	(9)	(53)	(24)
End of period	1,598	1,629	1,598	1,629
Total restaurants, end of period	1,664	1,706	1,664	1,706

Company Restaurant Operations

During the quarter ended September 23, 2020, company restaurant sales decreased $35.7 million, or 56.2%, primarily resulting from 33 fewer equivalent company restaurants as compared to the prior year period and a 40.2% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic. During the three quarters ended September 23, 2020, company restaurant sales decreased $172.3 million, or 66.9%, primarily resulting from 76 fewer equivalent company restaurants as compared to the prior year period and a 37.4% decrease in company same-store sales. The decreases in equivalent company restaurants were the result of our refranchising and development strategy during 2019.

Total costs of company restaurant sales as a percentage of company restaurant sales was 98.3% for the quarter and 97.5% year-to-date compared to 85.4% and 84.7%, respectively, for the prior year periods.

Product costs were 25.5% for the quarter and 25.3% year-to-date compared to 24.5% and 24.4%, respectively, for the prior year periods as a result of increases in paper products due to the increase in delivery and to-go orders related to the COVID-19 pandemic.

Payroll and benefits were 42.8% for the quarter and 43.5% year-to-date compared to 37.4% and 39.0%, respectively, in the prior year periods. The increases as a percentage of sales were primarily the result of sales deleveraging caused by lower sales resulting from the COVID-19 pandemic. For the quarter and year-to-date periods, management and staff payroll, including incentive compensation and payroll taxes, increased 5.7 percentage points and 4.5 percentage points as a percentage of sales. The primary driver of these increases was management labor as we retained a significant portion of our management staff during the time that restaurants were closed or operating under government restrictions. In addition, for the quarter and year-to-date periods, group benefit costs increased 0.9 percentage points and 0.3 percentage points. The negative impact of lower sales has been partially offset by lower workers' compensation costs and tax credits related to the CARES Act. For the quarter and year-to-date periods, workers' compensation costs decreased 1.2 percentage points and 0.3 percentage points as a result of fewer claims and positive claims development. Tax credits related to the CARES Act were approximately $0.6 million for the quarter and year-to-date periods.

Occupancy costs were 9.5% for the quarter and 10.0% year-to-date compared to 6.8% and 6.0%, respectively, for the prior year periods. The increases as a percentage of sales were primarily due to the sales deleveraging effect caused by the COVID-19 pandemic. Additionally, the impact of last year's refranchising of restaurants where we owned the real estate is contributing to the rate increase. The current year quarter also benefited from $0.4 million of positive general liability claims development compared to $0.4 million of negative claims development in the prior year period.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 23, 2020		September 25, 2019		September 23, 2020		September 25, 2019
	(Dollars in thousands)
Utilities	$1,281	4.6%	$2,438	3.8%	$3,815	4.5%	$8,916	3.5%
Repairs and maintenance	711	2.6%	1,774	2.8%	1,928	2.3%	5,742	2.2%
Marketing	1,045	3.8%	2,411	3.8%	2,771	3.2%	9,357	3.6%
Other direct costs	2,664	9.6%	4,002	6.3%	7,440	8.7%	15,305	5.9%
Other operating expenses	$5,701	20.5%	$10,625	16.7%	$15,954	18.7%	$39,320	15.3%

Other direct costs were higher as a percentage of sales due to the deleveraging effect of lower sales as well as higher delivery costs due to the increase in delivery sales during the COVID-19 pandemic.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 23, 2020		September 25, 2019		September 23, 2020		September 25, 2019
	(Dollars in thousands)
Royalties	$17,896	40.9%	$27,830	45.9%	$48,462	39.3%	$79,742	46.9%
Advertising revenue	13,927	31.8%	20,756	34.2%	38,685	31.4%	59,582	35.1%
Initial and other fees	1,890	4.3%	1,356	2.2%	4,933	4.0%	4,250	2.5%
Occupancy revenue	10,082	23.0%	10,734	17.7%	31,152	25.3%	26,405	15.5%
Franchise and license revenue	$43,795	100.0%	$60,676	100.0%	$123,232	100.0%	$169,979	100.0%

Advertising costs	$13,927	31.8%	$20,757	34.2%	$38,685	31.4%	$59,583	35.1%
Occupancy costs	6,858	15.7%	7,257	12.0%	20,096	16.3%	18,018	10.6%
Other direct costs	3,288	7.5%	3,122	5.1%	9,706	7.9%	9,464	5.6%
Costs of franchise and license revenue	$24,073	55.0%	$31,136	51.3%	$68,487	55.6%	$87,065	51.2%

Franchise and license revenue decreased $16.9 million, or 27.8%, for the quarter and $46.7 million, or 27.5%, year-to-date compared to the prior year periods. Royalties decreased $9.9 million, or 35.7%, and $31.3 million, or 39.2%, for the quarter and year-to-date periods, respectively, compared to the prior year periods. Advertising revenue decreased $6.8 million, or 32.9%, for the quarter and $20.9 million, or 35.1%, year-to-date compared to the prior year periods. The decreases in royalty and advertising revenue primarily resulted from 33.1% and 30.1% decreases in domestic same-store sales for the respective periods. Additionally, we abated $0.2 million of royalties during the quarter and $5.0 million of royalties and $1.3 million of advertising fees year-to-date to help our franchisees weather the impact of the COVID-19 pandemic. Partially offsetting these decreases for both periods were increases in equivalent units of five and 60 on a quarter-to-date and year-to-date basis, respectively, resulting from our refranchising and development strategy in 2019.

Initial and other fees increased $0.5 million, or 39.4%, for the quarter and $0.7 million, or 16.1%, year-to-date compared to the prior year periods. Occupancy revenue decreased $0.7 million, or 6.1%, for the quarter and increased $4.7 million, or 18.0%, year-to-date compared to the prior year periods. The decrease in occupancy revenue for the quarter primarily resulted from lower percentage rents as a result of sales decreases. The increase in occupancy revenue year-to-date resulted from additional leases and subleases to franchisees as a result of our refranchising and development strategy in 2019.

Costs of franchise and license revenue decreased $7.1 million, or 22.7%, for the quarter and $18.6 million, or 21.3%, year-to-date compared to the prior year periods. The decreases were primarily related to the decrease in advertising costs, which corresponded to the related advertising revenue decreases noted above. Occupancy costs decreased $0.4 million, or 5.5%, for the quarter and increased $2.1 million, or 11.5%, year-to-date compared to prior year periods. The decrease in occupancy costs for the quarter primarily resulted from lower percentage rent expense as a result of sales decreases. The increase in occupancy costs year-to-date were primarily related to the sale of leased company units to franchisees in the prior year, partially offset by lower percentage rent expense as a result of the sales decreases. Other direct franchise costs increased $0.2 million, or 5.3%, for the quarter and $0.2 million, or 2.5%, year-to-date compared to the prior year periods. The increases in other direct franchise costs for the quarter and year-to-date periods were primarily due to $0.5 million and $1.4 million, respectively, of bad debt allowances resulting from actual and expected losses on franchise-related receivables due to the COVID-19 pandemic. These increases were partially offset by reductions in franchise administrative costs. As a result, costs of franchise and license revenue increased to 55.0% and 55.6% for the quarter and year-to-date periods ended September 23, 2020 from 51.3% and 51.2% for the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Corporate administrative expenses	$9,820	$12,091	$31,302	$37,396
Share-based compensation	1,998	2,176	1,972	7,142
Incentive compensation	1,290	1,872	1,305	7,329
Deferred compensation valuation adjustments	586	256	10	1,792
Total general and administrative expenses	$13,694	$16,395	$34,589	$53,659

Corporate administrative expenses decreased $2.3 million for the quarter and $6.1 million year-to-date primarily due to cost savings initiatives related to the COVID-19 pandemic, including tax credits related to the CARES Act of approximately $0.8 million for the quarter and year-to-date periods, and the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation decreased $0.2 million for the quarter and $5.2 million year-to-date. Incentive compensation decreased $0.6 million for the quarter and $6.0 million year-to-date. The decreases in share-based compensation and incentive compensation primarily resulted from lower expectations of meeting performance measures due to the impacts of the COVID-19 pandemic. Subsequent to the end of the quarter ended September 23, 2020, certain employee share awards were modified. See Note 16 to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Depreciation of property and equipment	$2,834	$2,865	$8,525	$10,415
Amortization of financing lease right-of-use assets	456	592	1,423	2,473
Amortization of intangible and other assets	758	881	2,304	2,731
Total depreciation and amortization expense	$4,048	$4,338	$12,252	$15,619

The decreases in depreciation and amortization expense during the current quarter and year-to-date periods were primarily related to refranchising restaurants as part of our refranchising and development strategy during 2019.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Gains on sales of assets and other, net	$(1,202)	$(51,183)	$(2,260)	$(87,497)
Restructuring charges and exit costs	83	1,092	2,060	2,038
Impairment charges	338	—	2,519	—
Operating (gains), losses and other charges, net	$(781)	$(50,091)	$2,319	$(85,459)

Gains on sales of assets and other, net were primarily related to the sale of three parcels of real estate during the quarter and five parcels of real estate during the three quarters ended September 23, 2020. During the quarter ended September 25, 2019, gains on sale of assets and other, net included $50.4 million in gains on the sale of 56 company restaurants and $1.3 million in gains on the sales of two parcels of real estate. During the three quarters ended September 25, 2019, gains on sales of assets and other, net included $76.8 million in gains on the sales of 96 company restaurants and $11.9 million on the sale of six parcels of real estate. These sales were part of our refranchising and development strategy.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Exit costs	$75	$20	$169	$194
Severance and other restructuring charges	8	1,072	1,891	1,844
Total restructuring and exit costs	$83	$1,092	$2,060	$2,038

During the three quarters ended September 23, 2020, the Company permanently separated approximately 50 support center staff resulting in increased severance and other restructuring charges for the year. During the quarter and three quarters ended September 25, 2019, severance and other restructuring charges were the result of cost reduction efforts as the Company moved to a more heavily franchised model.

Impairment charges of $0.3 million during the quarter and $2.5 million year-to-date were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic.

Operating income was $3.2 million for the quarter and $7.8 million year-to-date compared to income of $68.2 million and $138.4 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
	(In thousands)
Interest on credit facilities	$2,251	$2,698	$6,790	$9,633
Interest on interest rate swaps, net	471	78	2,097	40
Interest on financing lease liabilities	789	906	2,348	3,740
Letters of credit and other fees	349	327	860	951
Interest income	(11)	(60)	(78)	(145)
Total cash interest, net	3,849	3,949	12,017	14,219
Amortization of deferred financing costs	251	152	591	456
Amortization of interest rate swap losses	283	—	552	—
Interest accretion on other liabilities	39	87	160	302
Total interest expense, net	$4,422	$4,188	$13,320	$14,977

Interest expense, net increased by $0.2 million for the quarter and decreased by $1.7 million year-to-date compared to the prior year periods. The increase in interest expense for the quarter was primarily due to the amortization of dedesignated interest rate swap losses from accumulated other comprehensive income, net. The year-to-date decrease was primarily due to lower net interest rates on borrowings and a reduction in financing lease interest resulting from sales of restaurants to franchisees during the prior year.

Other nonoperating expense (income), net was income of $8.5 million for the quarter and a loss of $3.9 million year-to-date, compared to income of $0.4 million and $2.1 million, respectively, for the prior year periods. Other nonoperating expense (income) for the quarter primarily consisted of $7.8 million in income related to interest rate swap valuation adjustments. The year-to-date period includes losses on interest rate swaps of $7.4 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps and income of $3.7 million related to interest rate swap valuation adjustments on dedesignated interest rate swaps. Additionally, nonoperating expense increased by $1.8 million year-to-date as compared to the prior year period due to lower gains on deferred compensation plan investments. For additional details related to the interest rate swaps, see Note 7 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Provision for (benefit from) income taxes was expense of $0.8 million for the quarter and a benefit of $1.9 million year-to-date, compared to expense of $15.3 million and $26.7 million for the prior year periods. These decreases were primarily due to the significant gains in the prior year from the Company's refranchising and development strategy. The 2020 year-to-date rate included a net benefit of 22.2% from the reclassification of cash flow derivatives from accumulated other comprehensive loss. The effective tax rate was 11.2% for the quarter and 20.6% year-to-date, compared to 23.7% and 21.3%, respectively, for the prior year periods. The 2019 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 1.0% and 1.8%, respectively.

Net income (loss) was net income of $6.5 million for the quarter and a net loss of $7.5 million year-to-date compared with net income of $49.1 million and $98.9 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and, prior to the second quarter of 2020, the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 23, 2020	September 25, 2019
	(In thousands)
Net cash provided by (used in) operating activities	$(11,610)	$32,026
Net cash provided by investing activities	1,275	95,635
Net cash provided by (used in) financing activities	18,180	(130,667)
Increase (decrease) in cash and cash equivalents	$7,845	$(3,006)

Net cash flows used in operating activities were $11.6 million for the three quarters ended September 23, 2020 compared to net cash flows provided by operating activities of $32.0 million for the three quarters ended September 25, 2019. The decrease in cash flows provided by (used in) operating activities was primarily due to impacts of the COVID-19 pandemic and the timing of prior year accrual payments during the three quarters ended September 23, 2020. We believe that our estimated cash flows from operations for 2020, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows provided by investing activities were $1.3 million for the three quarters ended September 23, 2020. These cash flows were primarily comprised of proceeds from sales of real estate of $4.5 million and proceeds from the sale of investments of $2.9 million, partially offset by capital expenditures of $5.5 million and investment purchases of $1.4 million. Net cash flows provided by investing activities were $95.6 million for the three quarters ended September 25, 2019. These cash flows were primarily comprised of proceeds from sales of restaurants and real estate of $118.4 million and the collections of notes receivable of $3.0 million, partially offset by capital expenditures of $12.6 million, acquisitions of real estate of $9.5 million, deposits on acquisitions of real estate of $1.5 million, and investment purchases of $1.3 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 23, 2020	September 25, 2019
	(In thousands)
Facilities	$2,808	$8,285
New construction	114	1,999
Remodeling	991	1,104
Information technology	1,164	941
Other	399	317
Capital expenditures (excluding acquisitions)	$5,476	$12,646

Cash flows provided by financing activities were $18.2 million for the three quarters ended September 23, 2020, which included proceeds of $69.6 million from the issuance of common stock, partially offset by net long-term debt repayments of $11.1 million and cash payments for stock repurchases of $36.0 million. Cash flows used in financing activities were $130.7 million for the three quarters ended September 25, 2019, which included cash payments for stock repurchases of $50.6 million, and net long-term debt repayments of $75.5 million.

Our working capital deficit was $15.3 million at September 23, 2020 compared to $42.8 million at December 25, 2019. The decrease in working capital deficit was primarily related to lower payables and accruals resulting from the impacts of the COVID-19 pandemic. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $30 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million, subject to approval. As of September 23, 2020, we had outstanding revolver loans of $230.0 million and outstanding letters of credit under the credit facility of $17.3 million. These balances resulted in availability of $152.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $92.7 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

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

The Second Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will revert to a minimum of 1.50x. The consolidated leverage ratio covenant is waived until the fiscal quarter ending March 31, 2021, at which point the covenant level will increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment adds a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021. We were in compliance with all financial covenants as of September 23, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.16% and 3.47% as of September 23, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.85% and 3.99% as of September 23, 2020 and December 25, 2019, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 23, 2020, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 3.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of September 23, 2020 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		2.44%
October 1, 2015	March 29, 2018	March 31, 2026	50,000		2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	80,000	(1)	3.19%

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of September 23, 2020, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at September 23, 2020, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Item 1A.     Risk Factors

The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 25, 2019, (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 25, 2020 and June 24, 2020. The following risk factors should be read in conjunction with the Risk Factors disclosed in the Annual Report and such other reports.

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

In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on us or our franchisees, suppliers, third-party service providers, and/or customers. During the quarters ended June 24, 2020 and September 23, 2020, many state and local governments started to ease certain restrictions on our Company operated and franchise restaurants and we began to reopen dining rooms with capacity limitations. As dining room restrictions ease, we expect to incur increased cleaning and supply costs and labor inefficiencies as we adjust to improved sales volumes and enhanced health and safety protocols. We may not be able to attract customers to our reopened restaurants given the risks, or perceived risks, of gathering in public places, dining in restaurants and complying with social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. We also may be unable to reinstate, retain and incentivize our employees. Previously terminated or furloughed employees may have found other jobs or otherwise be unwilling or unable to return to work. Even as restaurants resume operations, a single case of COVID-19 in a restaurant could result in additional costs and further closures, or a “second wave” or recurrence of COVID-19 cases could cause state and local governments to reinstate restrictions on our restaurants, as we have seen recently, and we may need to temporarily close our restaurants or otherwise limit operations.

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

DENNY'S CORPORATION

Date:	October 27, 2020	By:	/s/ Robert P. Verostek
Robert P. Verostek
Senior Vice President and Chief Financial Officer

Date:	October 27, 2020	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller