Form 10-K
period 2020-12-30
DENNY'S Corp
filed 2021-03-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $434,684,492 as of June 24, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $10.42 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 25, 2021, 64,144,845 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s), a Delaware corporation, is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 30, 2020, the Denny’s brand consisted of 1,650 franchised, licensed and company restaurants around the world, including 1,504 restaurants in the United States and 146 international restaurant locations. As of December 30, 2020, 1,585 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 65 were company restaurants.

Denny’s is known as America’s Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for over 65 years and is best known for its breakfast fare, which is available around the clock. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. In addition to our breakfast-all-day items, Denny’s offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts. We have four dayparts, breakfast, lunch, dinner and late night, accounting for 28%, 37%, 23% and 12%, respectively, of average daily sales. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2020, 37% of an average week of sales occurred from Friday late night through Sunday lunch.

References to “Denny’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Financial information about our operations, including our revenues and net income (loss) for the fiscal years ended December 30, 2020, December 25, 2019, and December 26, 2018, and our total assets as of December 30, 2020 and December 25, 2019, is included in our Consolidated Financial Statements.

COVID-19 Pandemic

In 2020 and continuing into 2021, the global crisis resulting from the spread of coronavirus (“COVID-19”), along with government and consumer responses to the pandemic, had, and continue to have, a substantial impact on our restaurant operations. During 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. This has continued into 2021. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business; however, we expect that the COVID-19 pandemic will continue to impact our results of operations for at least the balance of 2021. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information relating to the impact of the COVID-19 pandemic on our business and financial results.

Franchising and Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 75% of our franchised restaurants were operating under this traditional agreement as of December 30, 2020. Franchise agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic contractual royalty rate averaged approximately 4.30% during 2020 before considering any relief provided during the COVID-19 pandemic.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny’s Franchisee Association (“DFA”) was created to promote communication among our franchisees and between the Company and our franchise community. Members of the DFA’s board and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing, Operations and Technology matters, as well as through a Supply Chain Oversight Committee for procurement and distribution matters.

Site Selection

The success of any restaurant is significantly influenced by its location. Our development team works closely with franchisees and real estate brokers to identify sites that meet specific standards. Sites are evaluated on the basis of a variety of factors, including but not limited to:

•demographics;
•traffic patterns;
•visibility;
•building constraints;
•competition;
•environmental restrictions; and
•proximity to high-traffic consumer activities.

Domestic Development

To accelerate the growth of the brand in specific under-penetrated markets, we offer certain incentive programs. These programs provide incentives for franchisees to develop locations in areas where Denny’s has opportunities to grow market share. The benefits to franchisees can include reduced franchise fees, lower royalties and advertising contributions for a limited time period and credits toward certain development services, such as training fees.

In addition to these incentive programs, we increased our domestic development commitments by over 75 restaurants through our refranchising and development strategy implemented during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 30, 2020, we had the potential to develop approximately 109 international franchised restaurants with our current development partners in various locations including Canada, Central America, Indonesia, Mexico, the Philippines, the United Arab Emirates and the United Kingdom. The majority of these restaurants are expected to open over the next ten years. During 2020, we opened eight international franchised locations, including four in Canada, two in Mexico, and one each in Indonesia and Central America.

While we anticipate the majority of the restaurants related to various domestic and international development agreements will be opened generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances. As a result of the COVID-19 pandemic, we have deferred most of our domestic and international development commitments for one year from their original due date.

Franchise Focused Business Model

Through our development and refranchising efforts during 2018 and 2019, we have achieved a restaurant portfolio mix of 96% franchised and 4% company restaurants. We expect the majority of our future restaurant openings and growth of the brand to come primarily from the development of franchised restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years (excluding relocations):

	2020	2019	2018	2017	2016
Company restaurants, beginning of period	68	173	178	169	164
Units opened	—	—	1	3	1
Units acquired from franchisees	—	—	6	10	10
Units sold to franchisees	—	(105)	(8)	(4)	(6)
Units closed	(3)	—	(4)	—	—
End of period	65	68	173	178	169

Franchised and licensed restaurants, beginning of period	1,635	1,536	1,557	1,564	1,546
Units opened	20	30	29	36	49
Units purchased from Company	—	105	8	4	6
Units acquired by Company	—	—	(6)	(10)	(10)
Units closed	(70)	(36)	(52)	(37)	(27)
End of period	1,585	1,635	1,536	1,557	1,564
Total restaurants, end of period	1,650	1,703	1,709	1,735	1,733

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 30, 2020:

Number of Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	79	34.8%	79	5.0%
Two to five	81	35.7%	232	14.6%
Six to ten	31	13.6%	245	15.5%
Eleven to fifteen	14	6.2%	169	10.7%
Sixteen to thirty	10	4.4%	211	13.3%
Thirty-one and over	12	5.3%	649	40.9%
Total	227	100.0%	1,585	100.0%

During the COVID-19 pandemic, we have increased communications with our DFA board and our franchisees to better understand and respond to the needs of our franchisees. In response to the COVID-19 pandemic, direct financial relief to Denny’s franchise partners has included:

•deferral of remodels until 2022, and deferral of most of our domestic development commitments for one year from their original due date, both of which will be reviewed to determine if an additional extension is appropriate;
•deferral of royalty and advertising fees for week 11 of the 2020 fiscal year;
•abatement of royalty and advertising fees for weeks 12 and 13 of the 2020 fiscal year;
•additional royalty abatements in the second fiscal quarter of 2020;
•royalty incentive for those restaurants open during the late night daypart in the fourth quarter; and
•a 12-week lease deferral for franchisees operating in properties owned by the Company.

Fiscal weeks 11, 12 and 13 were all within the Company’s first quarter ended March 25, 2020. Additionally, the Company secured rent relief in the form of deferrals for over 78% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and has passed the same relief on to the franchisees.

Furthermore, the Company has worked closely with key vendors and primary third-party franchise lenders to help secure additional relief on behalf of franchisees. Substantially all of Denny’s franchisees pursued available forms of relief under federal stimulus programs, and franchisees representing approximately 99% of total domestic franchised restaurants received funding under the initial Paycheck Protection Program.

Restaurant Operations

Management & Operations

We believe that the consistent and reliable execution of basic restaurant operations in each Denny’s restaurant, whether it is company or franchised, is critical to our success. To meet and exceed our guests’ expectations, we require both our company and franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of each restaurant.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained environment. The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the three Sr. Directors of Franchise Operations, the VP of Training, the VP of Operations Services and the Sr. Director of Company Operations, establish the strategic direction and key initiatives for the Operations Teams. We seek to ensure that our company restaurants meet our high standards through a network of Company District Managers and restaurant level managers, overseen by our Senior Director of Company Operations. A network of Regional Directors of Franchise Operations and Franchise Business Coaches provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence and provide general support to our franchisees. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

In response to various government orders restricting dine-in restaurant food service related to the COVID-19 pandemic, the Company implemented a number of initiatives to support Denny’s restaurants including: free delivery when guests place orders through the Company’s website or mobile app, a contactless delivery option, streamlined menus to facilitate greater operational efficiency, a platform of shareable family meal packs, a curb-side ordering and pick up option, selling grocery items where permitted, highlighting value products, and evolving our dining service to include outdoor seating options.

Brand Protection, Quality & Regulatory Compliance

Denny’s will only serve our guests food that is safe, wholesome and meets our quality standards. Our systems are based on Hazard Analysis and Critical Control Points (“HACCP”), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of our employees and guests. To ensure this basic expectation of our guests, Denny’s also has systems in place to ensure only approved vendors and distributors which can meet and follow our product specifications and food handling procedures are used. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

The Current Good Manufacturing Practice, Hazard Analysis, and Critical Control Point Plan, and Food Safety Modernization Act (“FSMA”) are intended to ensure safe manufacturing/processing, packing and holding of food products for human consumption in the United States. The regulation requires that certain activities must be completed by trained individuals. One of these trained individuals, as identified by FSMA, is a “preventive controls qualified individual” who has “successfully completed training in the development and application of risk-based preventive controls.” Our Chief Food Safety Officer and select members of our Food Safety and Quality Assurance teams have all been certified.

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

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers. We continuously work toward improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants (“NCCR”) (Board Member), NCCR Food Safety Task Force, the National Restaurant Association (“NRA”) (member of the Steering Committee for the October 2018 - October 2020 term), NRA’s Quality Assurance Executive Study Group, and the National Retail Federation (NRF).

In addition, our commitment to safety and high operating standards remains unwavering. We have implemented a comprehensive recovery plan focused on the safety and wellbeing of our guests, restaurant teams, franchisees, employees, vendors, and suppliers. Retraining materials and communications have been distributed to the entire system of restaurants, reinforcing strict food safety procedures, safety procedures, handwashing, personal hygiene standards, and enhanced daily deep cleaning protocols. Restaurant teams are subject to daily health screening and temperature checks, are required to wear face coverings, socially distance as much as possible, keep high touch surfaces disinfected regularly, and must wash their hands and apply alcohol-based sanitizer at regular intervals throughout their shift. Employees and Managers are encouraged to stay home if they are not feeling well. We have a written response plan for employees with symptoms of, exposure to, or diagnosis of COVID-19. The Company has remained in close contact with public health officials and government agencies to ensure all public health standards are followed and concerns are appropriately addressed. The current restrictions and the Company's related enhanced safety protocols are expected largely to continue and may have an adverse impact on our operating costs.

Human Capital

At December 30, 2020, we had approximately 3,100 employees, of whom approximately 2,800 were restaurant employees, approximately 100 were field support employees and approximately 200 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and all are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

Denny's franchisees and team members are at the heart and soul of what we do. We invest in each of our team member’s growth and future, giving them opportunities to reach their full potential.

Breakthrough Leadership

At Denny's, we invest in pathways to opportunity through employment, education and training. Our Breakthrough Leadership Training and Development program provides Denny's team members with exclusive access to numerous creative and interactive employee engagement curricula, leadership workshops, simulations, games and mobile learning and educational training videos. This unique program helps develop a wide range of skills, including leadership and people management, financial acumen, guest service, inventory management, food preparation and food safety—skills that help workers successfully operate in the restaurant industry.

Diversity, Equity & Inclusion

We have a culture that embraces openness for all people, ideas and perspectives. Denny's commitment to advancing diversity, equity and inclusion starts at the highest levels with our Board of Directors and franchisees and is carried through our team of cooks, servers, hosts, managers and suppliers. At Denny's, our commitment to diversity, equity and inclusion does not end here: we are invested in diverse causes that our communities care about - from education initiatives through our Denny’s Hungry for EducationTM Scholarship program, helping fight childhood hunger and supporting diverse and disadvantaged businesses.

We strive for our Denny's team to be as diverse and inclusive as the guests we serve every day.

•Approximately 75% of our team members at company restaurants are people of color
•Over 50% of our domestic franchised restaurants are minority owned
•Approximately 5% of our franchised restaurants are owned by LGBTQ community members
•44% of our Board of Directors are people of color
•33% of our Board of Directors are women.

Recently launched, our Diversity, Equity and Inclusion (“DEI”) Council will collaborate on initiatives designed to renew our workplace and create business results that will increase and strengthen our brand reputation, guest satisfaction and market share. The council consists of 10 cross-functional members representing various positions throughout the Denny's organization, who serve as ambassadors, bridge builders, data collectors, educators, accountability partners and champions of DEI within the Denny's brand.

Denny's also invests in diversity, equity and inclusion training for our team members and has hosted unconscious bias workshops throughout the year.

Business Resource Leadership Groups

We have established six business resource leadership groups for Denny's employees to provide encouragement and an enhanced sense of belonging through informal mentoring, participation in professional and community events and access to personal and professional development and growth opportunities. Additionally, they help foster a more inclusive work environment, improve communication and trust among employees and enhance understanding of all employees about the value of diversity.

Product Development and Marketing

The Denny’s name has been associated with high-quality, reasonably priced food, appetizers and beverages that has appealed to all types of guests for more than 65 years. As a leading hospitality brand and “America’s Diner,” we’ve developed a craveable, indulgent menu that forges brand loyalty, attracts new guests to Denny’s and establishes the framework for our primary marketing strategies.

Menu Offerings

As “America’s Diner,” Denny’s has created a menu that offers a large selection of craveable, indulgent products served in a friendly and welcoming atmosphere for all guests. We offer a wide variety of entrées for breakfast, lunch, dinner and late-night dining as well as appetizers, desserts and beverages. Most Denny’s restaurants also offer special menu items for children and seniors at reduced prices. We consistently optimize our product offering to further align with consumer needs, which includes enhancing our core “breakfast all day” platform while providing everyday affordability, primarily through our $2 $4 $6 $8 Value Menu®, abundant value menu and platforms such as Super Slam, and delivering compelling core menu and limited-time-only products. Our menu items are conveniently enjoyed by guests either in our restaurants, via pick-up, or delivery through our Denny’s on Demand platform and third-party delivery providers.

Denny’s on Demand is our internal digital ordering platform that enables our guests to order whatever they want, whenever they want and wherever they want, 24 hours a day and seven days a week. Guests simply have to log onto the new Denny’s mobile app or online for takeout or delivery to wherever they want to enjoy their favorite Denny’s items.

Product Development

Denny’s is a consumer-driven brand focusing on hospitality, menu choices and the overall guest experience. Our Product Development team creates menu items that delight our guests during each visit. This team works to understand the most up-to-date trends through consumer insights from primary and secondary qualitative and quantitative studies and ideas from our franchisees, vendors and operators. These insights come together to form the strategic foundation for menu architecture, pricing, promotion and advertising.

Our guests are the center of all menu innovations at Denny’s. Before introducing a new menu item to market, we rigorously test it against consumer expectations, standards of culinary discipline, food science and technology, nutritional analysis, financial benefit and operational execution. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

We continually evolve our menu through new additions, deletions or improvements to meet the needs of ever-changing consumer and marketplace.

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

From the start of the COVID-19 pandemic, the Company has worked closely with its suppliers to address contingency plans and has not experienced any significant supply chain disruptions.

Marketing and Advertising

We deploy national, local and co-operative marketing strategies to promote and amplify Denny’s brand strengths as “America’s Diner.” Through integrated marketing strategies, we promote our various breakfast, lunch, dinner, and late-night menu offerings and premium limited-time-only offerings as well as the convenience of online ordering and payment for pick up or delivery.

Through our Marketing team, Denny’s anticipates consumer and market trends and fully leverages consumer insights to determine strategies for brand communication and demand generation. We participate in comprehensive, integrated marketing activities, including print, broadcast, radio, digital and social advertising; multicultural marketing; public relations and brand reputation; customer relationship management, field marketing; and national and local promotions.

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

We rely on information technology systems in all aspects of our operations. At the restaurant level, systems include point-of-sale platforms along with systems and tools for kitchen operations, labor scheduling, inventory management, cash management and credit card transaction processing. Our technology platform includes industry-standard market solutions as well as proprietary software and integration, yielding tools and information managers need to run efficient and effective restaurants. We invest in new technologies and R&D efforts to improve operations and enhance the guest experience through innovative solutions like online ordering and payment for pick-up and delivery.

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

Our information technology systems have been designed to protect against unauthorized access and data loss. We are continuously focused on enhancing our cybersecurity capabilities. We are required to maintain the highest level of Payment Card Industry (PCI) Data Security Standard (DSS) compliance. We are also required to protect critical and sensitive data for our employees, customers, and the Company. These standards are set by a consortium of major credit card companies and require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We have deployed payment technologies that are EMV (Europay, Mastercard, Visa) certified, and we employ point-to-point encryption to ensure no credit card data is stored within our restaurants. Further, we monitor franchisees’ compliance with PCI standards.

In 2020, as a direct response to the COVID-19 pandemic and the resulting impact on our business and industry, we augmented our technology infrastructure, primarily within digital and in-restaurant systems. These enhancements were introduced through our standard change control mechanisms and followed prescribed standards for testing and introduction into our environment. There were no material changes introduced into the core of our technology operating systems, and all PCI—DSS compliance standards were followed.

In addition to technology changes in direct response to the COVID-19 pandemic, we benefited from our prior focus and investments in various technology platforms over the past few years. These investments include our ERP platform and enterprise communication and collaboration tools, which prepared us to make a quick transition from a centralized to a remote workforce with no negative impact to business processing and continuity.

See “Risk Factors” for further information regarding Information Technology.

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

Government Regulations

We and our franchisees are subject to local, state, federal and international laws and regulations governing various aspects of the restaurant business, such as compliance with various minimum wage, overtime, health care, sanitation, food safety, citizenship, and fair labor standards, as well as laws and regulations relating to sanitation, safety, fire, zoning, building, consumer protection and taxation. We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship, as well as judicial and administrative interpretations of such laws.

Following the World Health Organization’s declaration of the COVID-19 pandemic on March 11, 2020, federal, state and local governments responded by implementing restrictions on travel, “stay at home” directives, “social distancing” guidance, limitations of dine-in food service, and mandated dining room closures which collectively had a significant adverse impact on the Company’s business performance, results of operations and cash flows for the year ended December 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion.

The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. Such regulations impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. Due to our international franchising, we are subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brand to provide full and equal access to persons with physical disabilities.

Our collection or use of personal information about our employees or our guests is regulated at the federal and state levels, including the California Consumer Privacy Act.

We are also subject to regulations governing the sale of alcoholic beverages, which require licensure by each site (in most cases, on an annual basis). Such licenses generally may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

We are subject to anti-corruption laws in the United States and in the international jurisdictions where we do business, including the Foreign Corrupt Practices Act. We are also subject to a variety of international laws relating to franchising and licensing of intellectual property in the various countries across the world where we are engaged in franchising our restaurant brands.

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

Information about our Executive Officers

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny’s Inc. as of the filing date of this report:

Name	Age	Positions
Christopher D. Bode	58	Executive Vice President and Chief Operating Officer

John W. Dillon	49	Executive Vice President and Chief Brand Officer

Stephen C. Dunn	56	Senior Vice President and Chief Global Development Officer

Michael L. Furlow	63	Senior Vice President and Chief Information Officer

Jay C. Gilmore	51	Senior Vice President, Chief Accounting Officer and Corporate Controller

John C. Miller	65	Chief Executive Officer

Gail Sharps Myers	51	Executive Vice President, Chief Legal Officer and Chief People Officer

Robert P. Verostek	49	Executive Vice President and Chief Financial Officer

F. Mark Wolfinger	65	President

Mr. Bode has been Executive Vice President and Chief Operating Officer since February 2021. He previously served as Senior Vice President and Chief Operating Officer since October 2014, as Senior Vice President, Operations from January 2013 to October 2014, as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012.

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

Mr. Dunn has been Senior Vice President and Chief Global Development Officer since July 2015. He previously served as Senior Vice President, Global Development from April 2011 to July 2015 and as Vice President, Company and Franchise Development from September 2005 to April 2011.
Mr. Furlow has been Senior Vice President and Chief Information Officer since April 2017. Prior to joining the Company, he served as Chief Information Officer and Senior Vice President of IT at Red Robin Gourmet Burgers, Inc. from October 2015 to April 2017 and as Chief Information Officer and Senior Vice President of IT of CEC Entertainment, Inc. (an operator and franchisor of Chuck E. Cheese’s and Peter Piper Pizza) from May 2011 to February 2015.

Mr. Gilmore has been Senior Vice President, Chief Accounting Officer and Corporate Controller since February 2021. He previously served as Vice President, Chief Accounting Officer and Corporate Controller from May 2007 to February 2021.

Mr. Miller has been Chief Executive Officer since February 2020. He previously served as Chief Executive Officer and President from February 2011 to February 2020. Prior to joining the Company, he served as Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) from 2005 to February 2011.

Ms. Sharps Myers has been Executive Vice President, Chief Legal Officer and Chief People Officer since February 2021. She previously served as Senior Vice President, General Counsel and Secretary since September 2020 and as Senior Vice President and General Counsel from June 2020 to September 2020. Prior to joining the Company, she served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Tire Distributors, Inc. from May 2018 to May 2020, as Senior Vice President, General Counsel and Secretary at Snyder’s-Lance, Inc. from January 2015 to March 2018 and as Senior Vice President, Deputy General Counsel, Chief Compliance Counsel and Assistant Secretary from 2014 to 2015 at US Foods, Inc. (capping off a 10-year career there).

Mr. Verostek has been Executive Vice President and Chief Financial Officer since February 2021. He previously served as Senior Vice President and Chief Financial Officer since February 2020, as Senior Vice President, Finance from October 2016 to February 2020 and as Vice President, Financial Planning & Analysis and Investor Relations from January 2012 to October 2016.

Mr. Wolfinger has been President since February 2020. He previously served as Executive Vice President and Chief Administrative Officer from April 2008 to February 2020, as Chief Financial Officer from September 2005 to February 2020, and as Executive Vice President, Growth Initiatives from October 2006 to April 2008.

Available Information

We make available free of charge through our website at investor.dennys.com (in the SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we have made available on our website (in the Corporate Governance - Code of Conduct section) our code of ethics entitled “Denny’s Code of Conduct” which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, all other executive officers, key financial and accounting personnel and each salaried employee of the Company.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could continue to have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The outbreak of COVID-19 has had a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020, the COVID-19 pandemic significantly impacted the economy in general, and our business specifically, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:

•disruptions or restrictions on our employees’ ability to work effectively due to travel bans, quarantines, shelter-in-place orders or other limitations;
•temporary restrictions on and closures of our company operated restaurants and our franchised and licensed restaurants or our suppliers;
•failure of third parties on which we rely, including our franchisees and suppliers, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or issues with the regional or national supply chain;
•volatility of commodity costs due to the COVID-19 outbreak;
•disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due; and
•customer reluctance to return to in-restaurant dining.

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

In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on us or our franchisees, suppliers, third-party service providers, and/or customers. During 2020, many state and local governments started to ease certain restrictions on our Company operated and franchised restaurants only to later reinstitute them due to a rise in the number of people contracting and being treated for COVID-19. As dining room restrictions ease, we expect to incur increased cleaning and supply costs and labor inefficiencies as we adjust to improved sales volumes and enhanced health and safety protocols. We may not be able to attract customers to our reopened restaurants given the risks, or perceived risks, of gathering in public places, dining in restaurants and complying with social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. We also may be unable to reinstate, retain and incentivize our employees. Previously terminated or furloughed employees may have found other jobs or otherwise be unwilling or unable to return to work. Even as restaurants resume operations, a single case of COVID-19 in a restaurant could result in additional costs and further closures, or recurrences of COVID-19 cases could cause state and local governments to reinstate restrictions on our restaurants, as we have seen recently, and we may need to temporarily close our restaurants or otherwise limit operations.

While we currently intend for all Company owned restaurants to reopen, certain Company operated and franchised restaurants may remain permanently closed or ultimately close as a result of the pandemic. The effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic even after our restaurants fully reopen.

Risks Related to Restaurant Operations and the Restaurant Industry

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

Each of our company and franchised restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. The following are important aspects of competition:

•restaurant location;
•advantageous commercial real estate suitable for restaurants;
•number and location of competing restaurants;
•attractiveness and repair and maintenance of facilities;
•ability to develop and support evolving technology to deliver a consistent and compelling guest experience;
•food quality, new product development and value;
•dietary trends, including nutritional content;
•training, courtesy and hospitality standards;
•ability to attract and retain high quality staff;
•quality and speed of service; and
•the effectiveness of marketing and advertising programs, including the effective use of social media platforms and digital marketing initiatives.

Our returns and profitability may be negatively impacted by a number of factors, including those described below.

Food service businesses and the performance of company and franchised restaurants may be materially and adversely affected by factors such as:

•consumer preferences, including nutritional and dietary concerns;
•consumer spending habits;
•global, national, regional and local economic conditions;
•demographic trends;
•traffic patterns;

•the type, number and location of competing restaurants; and
•the ability to renew leased properties on commercially acceptable terms, if at all.

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

In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments such as:

•volatility in certain commodity markets;
•increased food costs;
•health concerns arising from food safety issues and other food-related pandemics, outbreaks of flu or viruses, such as coronavirus, or other diseases;
•increased energy costs;
•labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates, health care costs and workers’ compensation costs);
•regional weather conditions;
•the availability of experienced management and hourly employees; and
•other general inflation impacts.

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brand could be harmed, which in turn could negatively impact our business. Additional risks include:
•franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as the inability to pay financial obligations including royalties, rent on leases on which we retain contingent liability, and certain loans;
•limitations on enforcement of franchisee obligations due to bankruptcy or insolvency proceedings;
•the inability to participate in business strategy changes due to financial constraints;
•failure to operate restaurants in accordance with required standards, including food quality and safety;
•and impacts of the financial performance of other businesses operated by franchisees on the overall financial performance and condition of the franchisee.

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2020, our ten largest franchisees accounted for approximately 39% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 217 franchisees.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of foodborne or waterborne illness, or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, improper employee conduct, or presence of communicable disease at our restaurants or suppliers could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation, and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at other restaurant brands unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

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

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors including:

•prevailing economic conditions, including interest rates;
•energy costs, especially gasoline prices;
•levels of employment;
•salaries and wage rates, including tax rates; and
•consumer confidence.

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

Risks Related to Development Strategies

Our growth strategy depends on our ability and that of our franchisees to open new restaurants. Delays or failures in opening new restaurants could adversely affect our planned growth and operating results.

The development of new restaurants may be adversely affected by risks such as:

•inability to identify suitable franchisees;
•costs and availability of capital for the Company and/or franchisees;
•competition for restaurant sites;
•negotiation of favorable purchase or lease terms for restaurant sites;
•inability to obtain all required governmental approvals and permits;
•delays in completion of construction;
•challenge of identifying, recruiting and training qualified restaurant managers;
•developed restaurants not achieving the expected revenue or cash flow once opened;
•challenges specific to the growth of international operations that are different from domestic development; and
•general economic conditions.

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

Legal, Information Technology and Regulatory Risks

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

Our amended and restated by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated by-laws provide that consistent with the applicable provisions of the Delaware General Corporation Law (the “DGCL”), unless our Board of Directors, acting on behalf of the Company, consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any and all internal corporate claims, including but not limited to:

•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any stockholder, director, officer, other employee or stockholder of the Company to us or our stockholders;
•any action arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.

These provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any claim for which the federal district courts of the United States of America have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated by-laws described in the preceding sentences.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated by-laws. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If any other court of competent jurisdiction were to find the exclusive-forum provision in our amended and restated by-laws to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state, local and international laws and regulations governing, among other things:

•preparation, labeling, advertising and sale of food;
•sanitation;
•health and fire safety;
•land use, sign restrictions and environmental matters;
•employee health care requirements, including the implementation and uncertain legal, regulatory and cost implications of the health care reform law;
•management and protection of the personnel data of our guests, employees and franchisees;
•payment card regulation and related industry rules;
•the sale of alcoholic beverages;
•hiring and employment practices, including minimum wage and tip credit laws and fair labor standards; and
•Americans with Disabilities Act.

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

We receive and maintain certain personal information about our guests, employees and franchisees. Our use of this information is subject to international, federal and state regulations, as well as conditions included in certain third-party contracts. If our cybersecurity is compromised and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change or cyber risks evolve, we may incur additional costs to ensure we remain compliant.

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

Risks Related to Indebtedness

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

As of December 30, 2020, we had total indebtedness of $225.4 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until October 2022. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Restrictions under our credit agreement could also restrict our ability to repurchase shares in the future. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Risks Related to our Common Stock

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 30, 2020 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	2	2
Arizona	1	82	83
Arkansas	—	10	10
California	22	355	377
Colorado	—	19	19
Connecticut	—	9	9
District of Columbia	—	2	2
Florida	9	117	126
Georgia	—	13	13
Hawaii	2	3	5
Idaho	—	10	10
Illinois	—	53	53
Indiana	—	38	38
Iowa	—	3	3
Kansas	—	5	5
Kentucky	—	13	13
Louisiana	—	5	5
Maine	—	4	4
Maryland	—	25	25
Massachusetts	2	4	6
Michigan	—	16	16
Minnesota	—	18	18
Mississippi	—	4	4
Missouri	—	32	32
Montana	—	4	4
Nebraska	—	3	3
Nevada	7	32	39
New Hampshire	2	—	2
New Jersey	—	7	7
New Mexico	—	30	30
New York	—	45	45
North Carolina	—	27	27
North Dakota	—	4	4
Ohio	—	37	37
Oklahoma	—	13	13
Oregon	—	22	22
Pennsylvania	—	35	35
Rhode Island	—	4	4
South Carolina	3	9	12
South Dakota	—	3	3
Tennessee	—	7	7
Texas	13	186	199
Utah	—	29	29
Vermont	2	—	2
Virginia	2	22	24
Washington	—	41	41
West Virginia	—	4	4
Wisconsin	—	23	23
Wyoming	—	4	4
Total Domestic	65	1,439	1,504

International	Company	Franchised / Licensed	Total
Canada	—	78	78
Costa Rica	—	3	3
El Salvador	—	2	2
Guam	—	2	2
Guatemala	—	2	2
Honduras	—	6	6
Indonesia	—	2	2
Mexico	—	12	12
New Zealand	—	7	7
Philippines	—	10	10
Puerto Rico	—	15	15
United Arab Emirates	—	6	6
United Kingdom	—	1	1
Total International	—	146	146
Total Domestic	65	1,439	1,504
Total	65	1,585	1,650

Of the total 1,650 restaurants in the Denny’s brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	14	67	81
Leased properties	51	198	249
	65	265	330

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 42 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

See Note 9 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). As of February 25, 2021, there were 64,144,845 shares of our common stock outstanding and approximately 34,271 record and beneficial holders of our common stock.

Dividends and Share Repurchases

We suspended share repurchases as of February 27, 2020 and terminated our previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020 in light of uncertain market conditions arising from the COVID-19 pandemic. Under our amended credit agreement, we are prohibited, until the date of delivery of our financial statements for the fiscal quarter ending September 29, 2021, from paying dividends and making any stock repurchases. We have not historically paid cash dividends.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five fiscal years ended December 30, 2020 (December 30, 2015 to December 30, 2020) against the cumulative total return of the Russell 2000® Index and a peer group, selected by us, of companies that we believe compose a representative sampling of public companies in our industry comparable to us in size and composition. We revised this peer group in 2020 as the peer group we utilized in 2019 had diminished in size due primarily to formerly public peer companies ceasing to be publicly traded. As required by SEC regulations, the following graph also shows the cumulative return of the former peer group. The graph and table assume that $100 was invested on December 30, 2015 (the last day of fiscal year 2015) in each of the Company’s common stock, the Russell 2000® Index and the current and former peer groups and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
ASSUMES $100 INVESTED ON DECEMBER 30, 2015
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 30, 2020

	Russell 2000® Index (1)	Current Peer Group (2)	Former Peer Group (3)	Denny’s Corporation
December 30, 2015	$100.00	$100.00	$100.00	$100.00
December 28, 2016	$120.18	$119.81	$122.56	$128.83
December 27, 2017	$138.08	$116.97	$112.89	$134.13
December 26, 2018	$120.49	$121.13	$114.81	$162.76
December 25, 2019	$154.26	$127.96	$112.77	$202.70
December 30, 2020	$184.60	$147.44	$122.89	$141.24

(1)The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 30, 2020, the weighted average market capitalization of companies within the index was approximately $3.3 billion with the median market capitalization being approximately $0.9 billion.
(2)The current peer group consists of 16 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Nathan’s Famous, Inc. (NATH), Red Robin Gourmet Burgers, Inc. (RRGB), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING).
(3)The former peer group consists of 12 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Nathan’s Famous, Inc. (NATH), Red Robin Gourmet Burgers, Inc. (RRGB), Texas Roadhouse, Inc. (TXRH), and The Cheesecake Factory Incorporated (CAKE).

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

	Fiscal Year Ended
	December 30, 2020 (a)	December 25, 2019 (b)(c)	December 26, 2018 (d)	December 27, 2017	December 28, 2016 (e)
		(In millions, except per share amounts)
Statement of Operations Data:
Operating revenue	$288.6	$541.4	$630.2	$529.2	$506.9
Operating income	$6.7	$165.0	$73.6	$70.7	$47.0
Net income (loss)	$(5.1)	$117.4	$43.7	$39.6	$19.4
Basic net income (loss) per share:	$(0.08)	$1.96	$0.69	$0.58	$0.26
Diluted net income (loss) per share:	$(0.08)	$1.90	$0.67	$0.56	$0.25

Balance Sheet Data (at end of period):
Current assets	$48.7	$52.7	$47.6	$41.3	$35.9
Working capital deficit (f)	$(28.5)	$(42.8)	$(47.1)	$(53.6)	$(57.5)
Property and financing lease right-of-use assets, net	$96.0	$109.3	$140.0	$139.9	$133.1
Total assets	$430.9	$460.4	$335.3	$323.8	$306.2
Long-term debt and finance lease obligations, excluding current portion	$223.5	$254.8	$313.7	$286.1	$242.3

(a)During 2020, the COVID-19 pandemic had a significant adverse impact on the Company’s business performance, results of operations and cash flows. For additional information related to the impacts of the COVID-19 pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The fiscal year ended December 30, 2020 includes 53 weeks of operations compared with 52 weeks for all other years presented. We estimate that the additional operating week added approximately $6.3 million of operating revenue in 2020.
(b)During 2019, the Company migrated from a 90% franchised business model to one that is 96% franchised by selling company owned restaurants to franchisees which resulted in, among other items, a reduction in revenues and the recording of approximately $82.9 million of gains. In addition, the Company also recorded an additional $11.9 million of gains related to the sale of real estate. See Note 13 and Note 14 to our Consolidated Financial Statements for details.
(c)During 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. Upon adoption, we recorded operating lease liabilities of $101.3 million and right-of-use assets of $94.2 million related to existing operating leases. See Note 2 and Note 8 to our Consolidated Financial Statements for details.
(d)During 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which clarifies the principles used to recognize revenue. We elected to apply the modified retrospective method of adoption; therefore, results for reporting periods after December 28, 2017 are presented under the new guidance and prior period amounts have not been adjusted. The increase in operating revenue was primarily the result of recognizing advertising revenue on a gross basis versus recording it on a net basis as previously reported.
(e)During 2016, we completed the liquidation of the Advantica Pension Plan (the “Pension Plan”). Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.
(f)A negative working capital position is not unusual for a restaurant operating company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

Overview

Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and 11 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%). At December 30, 2020, the Denny’s brand consisted of 1,650 franchised, licensed and company restaurants. Of this amount, 1,585 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 65 were company restaurants.

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, advertising revenue, initial and other fees and occupancy revenue from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service, availability of off-premise dining options, and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests’ tastes and preferences. Sales at company restaurants and royalty, advertising and fee income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

Costs of company restaurant sales are exposed to volatility in two main areas: payroll and benefit costs and product costs. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability. Packaging costs also fluctuate with changes in delivery and off-premise sales.

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2020 included 53 weeks of operations, whereas 2019 and 2018 each included 52 weeks of operations. We estimate that the additional operating week added approximately $6.3 million of operating revenue in 2020.

Impact of the COVID-19 Pandemic

Sales Trends

The COVID-19 pandemic significantly impacted our sales during 2020. In 2019, prior to the impacts of the COVID-19 pandemic, our average annual restaurant sales were $2.5 million for company restaurants and $1.7 million for domestic franchised restaurants. In 2020, as a result of the COVID-19 pandemic, our average annual restaurant sales declined to $1.8 million for company restaurants and $1.2 million for domestic franchised restaurants. Additionally, average unit volumes of off-premise sales have more than doubled since the beginning of the COVID-19 pandemic, supported by temporarily waived delivery fees, curbside service programs and shareable family meal packs.

The following table presents monthly sales results compared to the equivalent fiscal periods in 2019:

Domestic System-Wide Same-Store Sales(1) Compared to 2019 Fiscal Periods:

Fiscal Year 2020: (31%)
Q1: (6%)			Q2: (57%)			Q3: (34%)			Q4: (33%)
Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
3%	2%	(19%)	(76%)	(65%)	(41%)	(39%)	(35%)	(28%)	(26%)	(27%)	(41%)

The following table presents domestic capacity restrictions:

Domestic Capacity Restrictions as of December 30, 2020:

% of Domestic System
75% Capacity or Social Distancing	29%
50% - 66% Capacity	23%
25% - 33% Capacity	5%
Off-Premise Only	39%
No Restrictions	1%
Temporarily Closed	3%
Total	100%

Franchise and License Revenue Reductions

In addition to the impacts that reduced sales had on franchise and licenses revenues, certain forms of franchise support resulted in reductions to these revenues throughout 2020 including:

•abatement of $6.0 million of royalties including $1.9 million in the first quarter, $3.1 million in the second quarter and $1.0 in the fourth quarter;
•abatement of $1.3 million of advertising fees in the first quarter.

Cost Savings Initiatives

In response to the COVID-19 pandemic, we also implemented the following cost savings initiatives:

•suspended travel and canceled in-person field meetings;
•placed holds on all open corporate and field positions;
•significantly reduced restaurant level staffing across the company restaurant portfolio;
•meaningfully reduced compensation for our Board of Directors and multiple levels of management; and
•furloughed over 25% of the employees at our corporate office, approximately half of which were subsequently separated from the Company.

We subsequently eased certain of these cost savings measures. For example, we have resumed recruiting for certain corporate and field positions, and the compensation reductions expired on June 25, 2020.

We also secured $2.6 million of federal tax credits in connection with wages paid to retained employees during the crisis under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Liquidity Actions Taken

Effective February 27, 2020, we suspended share repurchases, and effective March 16, 2020 terminated our Rule 10b5-1 Plan in both cases in light of uncertain market conditions arising from the COVID-19 pandemic.

Due to the impact of the COVID-19 pandemic, effective May 13, 2020 and December 15, 2020, the Company and certain of its subsidiaries entered into a second and third amendment, respectively, to the current credit facility which amended the credit agreement dated as of October 26, 2017. See Liquidity and Capital Resources - Credit Facility. As of December 30, 2020, the Company was in compliance with its financial covenants related to the amended credit facility.

On July 6, 2020, we closed on the issuance and sale of 8,000,000 shares of common stock. Net proceeds of $69.6 million were received after deducting the underwriters’ discounts and commissions and offering expenses payable by the Company and disbursed to pay down the outstanding balance on the credit facility.

Growing and Revitalizing the Brand

Over the last five years, our growth initiatives have led to 169 new restaurant openings. During 2020, our franchisees opened 20 restaurants, of which eight are international franchised locations, including four in Canada, two in Mexico, and one each in Indonesia and Central America. Our goal is to increase net restaurant growth through both domestic and international avenues. Domestic growth will continue to focus on markets in which we have modest penetration. Development agreements related to the sale of 113 of our company restaurants during 2018 and 2019 and recently enhanced development agreements in Canada and the Philippines are expected to stimulate both domestic and international growth over the next several years.

A total of 22 remodels were completed during 2020, consisting of 20 at franchised restaurants and two at company restaurants. Eleven of these remodels were in our Heritage image, which we launched in late 2013. This updated look reflects a more contemporary diner feel to further reinforce our America’s Diner positioning. The remaining 11 restaurants updated to our Heritage 2.0 image which features more attention-grabbing exterior elements while extending the relaxing interior elements from the original Heritage program. As of the end of 2020, approximately 91% of the restaurants in the system have been remodeled to one of our two Heritage images.

Balancing the Use of Cash

Though certain strategies have been impacted by the COVID-19 pandemic, we are still focused in the longer term on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2020, cash capital expenditures were $7.0 million. Our real estate strategy is to redeploy proceeds from the sale of certain pieces of our owned real estate to acquire higher quality real estate underlying company and franchised restaurants. During 2020, we generated $9.4 million of cash proceeds from the sale of real estate.

Prior to suspending share repurchases, during 2020, we repurchased a total of 1.7 million shares of our common stock for $34.2 million. Since initiating our share repurchase program in November 2010, we have repurchased a total of 54.0 million shares of our common stock for $553.9 million. The Company is prohibited from paying dividends and making stock repurchases and other general investments until the date of delivery of our financial statements for the fiscal quarter ending September 29, 2021. See Liquidity and Capital Resources - Credit Facility.

In December 2019, the Board approved a new share repurchase authorization for $250 million. As of December 30, 2020, there was approximately $248.0 million remaining under our current repurchase authorization.

Other Factors Impacting Comparability

For 2020, 2019 and 2018, the following items impacted the comparability of our results:

•Company restaurant sales decreased from $411.9 million in 2018 to $118.2 million in 2020, primarily from the impact of the sale of 113 company restaurants to franchisees during 2019 and 2018 and, in 2020, the impact of the COVID-19 pandemic.

•Royalty income, which is included as a component of franchise and license revenue, increased from $101.6 million in 2018 to $108.8 million in 2019 primarily as a result of the sale of company restaurants to franchisees, increases in same-store sales and a higher average royalty rate. The subsequent decrease to $67.5 million in 2020 was primarily due to the impact of the COVID-19 pandemic on our business.

•Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has increased from $32.0 million in 2018 to $41.9 million in 2020 as a result of the sale of restaurants to franchisees, partially offset by the impact of lease expirations. At the end of 2020, we had 265 franchised restaurants that were leased or subleased from Denny’s, compared to 243 at the end of 2018.
______________

(1)    Domestic system-wide same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open the same period in noted prior period. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe system-wide same-store sales information is useful to investors in understanding our financial performance, as our royalty revenues are calculated based on a percentage of franchise sales. Accordingly, system-wide same-store sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.

Statements of Operations

	Fiscal Year Ended
	December 30, 2020		December 25, 2019		December 26, 2018
	(Dollars in thousands)
Revenue:
Company restaurant sales	$118,160	40.9%	$306,377	56.6%	$411,932	65.4%
Franchise and license revenue	170,445	59.1%	235,012	43.4%	218,247	34.6%
Total operating revenue	288,605	100.0%	541,389	100.0%	630,179	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	29,816	25.2%	74,720	24.4%	100,532	24.4%
Payroll and benefits	51,684	43.7%	118,806	38.8%	164,314	39.9%
Occupancy	11,241	9.5%	18,613	6.1%	23,228	5.6%
Other operating expenses	21,828	18.5%	46,257	15.1%	60,708	14.7%
Total costs of company restaurant sales	114,569	97.0%	258,396	84.3%	348,782	84.7%
Costs of franchise and license revenue (a)	94,348	55.4%	120,326	51.2%	114,296	52.4%
General and administrative expenses	55,040	19.1%	69,018	12.7%	63,828	10.1%
Depreciation and amortization	16,161	5.6%	19,846	3.7%	27,039	4.3%
Operating (gains), losses and other charges, net	1,808	0.6%	(91,180)	(16.8)%	2,620	0.4%
Total operating costs and expenses, net	281,926	97.7%	376,406	69.5%	556,565	88.3%
Operating income	6,679	2.3%	164,983	30.5%	73,614	11.7%
Interest expense, net	17,965	6.2%	18,547	3.4%	20,745	3.3%
Other nonoperating (income) expense, net	(4,171)	(1.4)%	(2,763)	(0.5)%	619	0.1%
Net income (loss) before income taxes	(7,115)	(2.5)%	149,199	27.6%	52,250	8.3%
Provision for (benefit from) income taxes	(1,999)	(0.7)%	31,789	5.9%	8,557	1.4%
Net income (loss)	$(5,116)	(1.8)%	$117,410	21.7%	$43,693	6.9%

Other Data:
Company average unit sales	$1,812		$2,477		$2,300
Franchise average unit sales	$1,181		$1,669		$1,615
Company equivalent units (b)	65		124		179
Franchise equivalent units (b)	1,614		1,578		1,538
Company same-store sales increase (decrease) (c)(d)	(36.7)%		1.9%		1.8%
Domestic franchised same-store sales increase (decrease) (c)(d)	(30.9)%		2.0%		0.6%

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
(d)Prior year amounts have not been restated for 2020 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
Company restaurants, beginning of period	68	173	178
Units opened	—	—	1
Units acquired from franchisees	—	—	6
Units sold to franchisees	—	(105)	(8)
Units closed	(3)	—	(4)
End of period	65	68	173

Franchised and licensed restaurants, beginning of period	1,635	1,536	1,557
Units opened	20	30	29
Units purchased from Company	—	105	8
Units acquired by Company	—	—	(6)
Units closed	(70)	(36)	(52)
End of period	1,585	1,635	1,536
Total restaurants, end of period	1,650	1,703	1,709

Company Restaurant Operations

Company same-store sales decreased 36.7% in 2020 and increased 1.9% in 2019 compared with the respective prior year. Company restaurant sales for 2020 decreased $188.2 million, or 61.4%, primarily resulting from a 59 equivalent unit decrease in company restaurants and a 36.7% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic. Company restaurant sales for 2019 decreased $105.6 million, or 25.6%, primarily resulting from a 55 equivalent unit decrease in company restaurants, partially offset by the increase in same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales were 97.0% in 2020, 84.3% in 2019 and 84.7% in 2018 consisting of the following:

Product costs were 25.2% in 2020 and 24.4% in 2019 and 2018. For 2020, the increase was due to increases in paper products due to the increase in delivery and to-go orders related to the COVID-19 pandemic. For 2019, leverage gained from increased pricing offset the impacts of commodity price increases.

Payroll and benefits were 43.7% in 2020, 38.8% in 2019 and 39.9% in 2018. The 2020 increase as a percentage of sales was primarily the result of sales deleveraging caused by lower sales resulting from the COVID-19 pandemic. The 2020 increase included a 3.2 percentage point increase in management labor, 0.8 percentage point increase in team labor, and 0.3 percentage point increase in fringe benefits. The 2019 decrease was primarily due to a 0.4 percentage point decrease in payroll taxes and fringe benefits, a 0.5 percentage point decrease in labor resulting from the impact of refranchising restaurants and a 0.1 percentage point decrease in workers' compensation costs related to claims development.

Occupancy costs were 9.5% in 2020, 6.1% in 2019 and 5.6% in 2018. For 2020, the increase as a percentage of sales was primarily due to the sales deleveraging effect caused by the COVID-19 pandemic. Additionally, the impact of refranchising of restaurants during 2019 where we owned the real estate contributed to the rate increase. The 2019 increase was related to a 0.3 percentage point increase in rental costs primarily due to the impact of refranchising restaurants and a 0.2 percentage point increase in general liability costs primarily due to higher property insurance costs.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 30, 2020		December 25, 2019		December 26, 2018
	(Dollars in thousands)
Utilities	$5,148	4.4%	$10,359	3.4%	$14,347	3.5%
Repairs and maintenance	2,608	2.2%	6,792	2.2%	7,761	1.9%
Marketing	3,904	3.3%	11,195	3.7%	15,008	3.6%
Other direct costs	10,168	8.6%	17,911	5.8%	23,592	5.7%
Other operating expenses	$21,828	18.5%	$46,257	15.1%	$60,708	14.7%

Other direct costs were higher as a percentage of sales for 2020 due to the deleveraging effect of lower sales as well as higher delivery costs due to the increase in delivery sales during the COVID-19 pandemic. For 2019, the increases in repairs and maintenance as a percentage of company restaurant sales were primarily due to additional costs related to the sale of company restaurants sold to franchisees as part of our refranchising and development strategy.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 30, 2020		December 25, 2019		December 26, 2018
	(Dollars in thousands)
Royalties	$67,501	39.6%	$108,813	46.3%	$101,557	46.5%
Advertising revenue	53,745	31.5%	81,144	34.5%	78,308	35.9%
Initial and other fees	7,332	4.3%	6,541	2.8%	6,422	2.9%
Occupancy revenue	41,867	24.6%	38,514	16.4%	31,960	14.6%
Franchise and license revenue	$170,445	100.0%	$235,012	100.0%	$218,247	100.0%

Advertising costs	$53,745	31.5%	$81,144	34.5%	$78,309	35.9%
Occupancy costs	26,732	15.7%	25,806	11.0%	22,285	10.2%
Other direct costs	13,871	8.1%	13,376	5.7%	13,702	6.3%
Costs of franchise and license revenue	$94,348	55.4%	$120,326	51.2%	$114,296	52.4%

Royalties decreased by $41.3 million, or 38.0%, in 2020 primarily resulting from a 30.9% decrease in domestic same-store sales. Additionally, we abated $6.0 million of royalties during the year to help our franchisees weather the impact of the COVID-19 pandemic. Partially offsetting these decreases was an increase of 36 equivalent units resulting from our refranchising and development strategy in 2019. Royalties increased by $7.3 million, or 7.1%, in 2019 primarily resulting from a 40 equivalent unit increase from the impact of our refranchising and development strategy and a 2.0% increase in domestic same-store sales. The average domestic royalty rate, including the impact of abatements, was 3.86%, 4.22% and 4.17% for 2020, 2019 and 2018, respectively.

Advertising revenue decreased $27.4 million, or 33.8%, in 2020 resulting from the decrease in same-store sales. Additionally, we abated $1.3 million of advertising fees during the year. Partially offsetting these decreases was an increase of 36 equivalent units resulting from our refranchising and development strategy in 2019. Advertising revenue increased $2.8 million, or 3.6%, in 2019 resulting from the the increase in equivalent units and impact of the increase in same-store sales. Initial and other fees increased $0.1 million, or 1.9%, as the recognition of revenue on additional franchised units from the sale of restaurants to franchisees exceeded the impact of less accelerated revenue recognition during 2019 as a result of fewer franchised unit closures compared to 2018.

Occupancy revenue increased $3.4 million, or 8.7%, in 2020 primarily resulting from additional leases and subleases to franchisees as a result of our refranchising and development strategy in 2019. Occupancy revenue increased by $6.6 million, or 20.5%, in 2019 primarily resulting from the sale of restaurants to franchisees.

Costs of franchise and license revenue decreased $26.0 million, or 21.6%, in 2020. The decreases were primarily related to lower advertising costs, which corresponds to the related advertising revenue decreases noted above. Occupancy costs increased $0.9 million, or 3.6%, in 2020, primarily related to the sale of leased company units to franchisees in the prior year, partially offset by lower percentage rent expense as a result of the sales decreases. Other direct costs increased $0.5 million, or 3.7%, primarily due to $1.5 million of bad debt allowances resulting from actual and expected losses on franchise related receivables due to the COVID-19 pandemic. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 55.4% for 2020 from 51.2% in 2019.

Costs of franchise and license revenue increased $6.0 million, or 5.3%, in 2019. Advertising costs increased $2.8 million, or 3.6%. Occupancy costs increased $3.5 million, or 15.8%. The changes to advertising costs and occupancy costs were a result of the changes in the related revenues noted above. Other direct costs decreased $0.3 million, or 2.4%. The decrease resulted primarily from lower franchise administration costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 51.2% in 2019 from 52.4% in 2018.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Corporate administrative expenses	$41,135	$50,319	$52,439
Share-based compensation	7,948	6,694	6,038
Incentive compensation	4,351	9,425	6,388
Deferred compensation valuation adjustments	1,606	2,580	(1,037)
Total general and administrative expenses	$55,040	$69,018	$63,828

Total general and administrative expenses decreased by $14.0 million, or 20.3%, in 2020 and increased by $5.2 million, or 8.1%, in 2019. Corporate administrative expenses decreased by $9.2 million in 2020 and decreased by $2.1 million in 2019. The 2020 decrease was primarily due to cost savings initiatives related to the COVID-19 pandemic, including tax credits related to the CARES Act of approximately $1.7 million and the rationalization of certain business costs in connection with our refranchising and development strategy. The 2019 decrease was primarily due to the rationalization of certain business costs in connection with our refranchising and development strategy. Share-based compensation increased by $1.3 million and $0.7 million in 2020 and 2019, respectively. Incentive compensation decreased by $5.1 million in 2020 and increased by $3.0 million in 2019. The changes in share-based compensation and incentive compensation for both periods primarily resulted from our performance against plan metrics and as the result of modifications to certain 2018 and 2019 share-based compensation awards during the fourth quarter of 2020. See Note 12 to our Consolidated Financial Statements for further details on the modifications. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating (income) expense, net.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Depreciation of property and equipment	$11,284	$13,295	$18,506
Amortization of finance right-of-use assets	1,870	2,991	4,451
Amortization of intangible and other assets	3,007	3,560	4,082
Total depreciation and amortization expense	$16,161	$19,846	$27,039

In 2020 and 2019, the decrease in total depreciation and amortization expense was primarily a result of the sale of owned company units to franchisees as part of our refranchising and development strategy during 2019.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Gains on sales of assets and other, net	$(4,678)	$(93,608)	$(513)
Restructuring charges and exit costs	2,403	2,428	1,575
Impairment charges	4,083	—	1,558
Operating (gains), losses and other charges, net	$1,808	$(91,180)	$2,620

Gains on sales of assets and other, net of $4.7 million for 2020 primarily related to the sale of real estate. Gains on sales of assets and other, net of $93.6 million for 2019 related to the sale of restaurants and real estate to franchisees. Gains on sales of assets and other, net of $0.5 million for 2018 primarily related to $1.2 million of insurance settlement gains on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees. See Note 13 to our Consolidated Financial Statements for details on refranchisings.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Exit costs	$204	$272	$518
Severance and other restructuring charges	2,199	2,156	1,057
Total restructuring and exit costs	$2,403	$2,428	$1,575

During the year ended December 30, 2020, the Company permanently separated approximately 50 support center staff resulting in increased severance and other restructuring charges for the year. Severance and other restructuring charges for 2019 and 2018 were primarily the result of positions eliminated as part of our refranchising and development strategy.

Impairment charges of $4.1 million for 2020 were the result of assessments of the recoverability of assets resulting from the impact of the COVID-19 pandemic. Impairment charges of $1.6 million for 2018 primarily related to the impairment of an underperforming unit.

Operating income was $6.7 million in 2020, $165.0 million in 2019 and $73.6 million in 2018.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Interest on credit facilities	$8,658	$11,685	$11,792
Interest on interest rate swaps	3,160	291	307
Interest on finance lease liabilities	3,129	4,537	6,354
Letters of credit and other fees	1,259	1,208	1,288
Interest income	(96)	(170)	(146)
Total cash interest	16,110	17,551	19,595
Amortization of deferred financing costs	875	608	607
Amortization of interest rate swap losses	783	—	—
Interest accretion on other liabilities	197	388	543
Total interest expense, net	$17,965	$18,547	$20,745

Interest expense, net decreased during 2020 and 2019 primarily due to a reduction in financing lease interest resulting from the sales of restaurants to franchisees during 2019.

Other nonoperating (income) expense, net was income of $4.2 million for 2020, income of $2.8 million for 2019 and expense of $0.6 million for 2018. The income for 2020 includes losses on interest rate swaps of $7.4 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps and income of $10.3 million related to interest rate swap valuation adjustments on dedesignated interest rate swaps subsequent to the discontinuation of hedge accounting and $1.8 million in gains on deferred compensation plan investments. The income for 2019 primarily resulted from gains on deferred compensation plan investments. The expense for 2018 was primarily the result of losses on deferred compensation plan investments, partially offset by gains on lease terminations. For additional details related to the interest rate swaps, see Note 9 to our Consolidated Financial Statements.

The provision for (benefit from) income taxes was a benefit of $2.0 million for 2020, expense of $31.8 million for 2019 and expense of $8.6 million for 2018. The effective tax rate was 28.1% for 2020, 21.3% for 2019 and 16.4% for 2018.

For 2020, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes and the generation of employment credits. The 2020 rate was also impacted by a $0.9 million benefit from the statutory rate differential due to a net operating loss carryback to a prior year and an expense of $1.0 million from disallowed compensation deductions.

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

The 2018 rate was primarily impacted by the statutory tax rate reduction under the Tax Cuts and Jobs Act of 2017. For 2018, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. In addition, the 2018 rate benefited $1.4 million related to share-based compensation.

Net income (loss) was a loss of $5.1 million for 2020, income of $117.4 million for 2019 and income of $43.7 million for 2018.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and, prior to the second quarter of 2020, the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Net cash provided by (used in) operating activities	$(3,137)	$43,327	$73,690
Net cash provided by (used in) investing activities	4,651	104,969	(32,017)
Net cash used in financing activities	(994)	(149,950)	(41,630)
Increase (decrease) in cash and cash equivalents	$520	$(1,654)	$43

Net cash flows used in operating activities were $3.1 million for the year ended December 30, 2020 compared to net cash flows provided by operating activities of $43.3 million for the year ended December 25, 2019. The decrease in cash flows provided by (used in) operating activities was primarily due to the impacts of the COVID-19 pandemic and the timing of prior year accrual payments. Net cash flows provided by operating activities were $43.3 million for the year ended December 25, 2019 compared to $73.7 million for the year ended December 26, 2018. The decrease in cash flows provided by operating activities was primarily due to the reduction in equivalent units and the related runoff of liabilities resulting from the sale of company restaurants. We believe that our estimated cash flows from operations for 2021, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $4.7 million for the year ended December 30, 2020. These cash flows are primarily proceeds from the sale of real estate of $9.4 million and proceeds from the sale of investments of $2.9 million, partially offset by capital expenditures of $7.0 million and investment purchases of $1.4 million. Net cash flows provided by investing activities were $105.0 million for the year ended December 25, 2019. These cash flows are primarily comprised of $129.7 million of proceeds from the sale of assets, including $119.0 million from the sale of 105 restaurants and $10.7 million from the sale of real estate. These cash flows are offset by capital expenditures of $14.0 million and acquisitions of real estate of $11.3 million. Net cash flows used in investing activities were $32.0 million for the year ended December 26, 2018. These cash flows are primarily comprised of capital expenditures of $22.0 million and acquisitions of restaurants and real estate of $10.4 million. Cash flows for acquisitions include $8.1 million for the reacquisition of six franchised restaurants, $1.8 million for real estate and $0.5 million related to a prior year acquisition.
Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Facilities	$4,107	$9,078	$9,613
New construction	23	2,019	3,186
Remodeling	992	1,124	4,525
Information technology	1,386	1,060	1,930
Other	454	694	2,771
Capital expenditures (excluding acquisitions)	$6,962	$13,975	$22,025

Cash flows used in financing activities were $1.0 million for the year ended December 30, 2020, which included net debt repayments of $31.6 million, cash payments for stock repurchases of $36.0 million offset by proceeds of $69.6 million from the issuance of common stock. Cash flows used in financing activities were $150.0 million for the year ended December 25, 2019, which included stock repurchases of $94.5 million and net debt repayments of $49.0 million. Cash flows used in financing activities were $41.6 million for the year ended December 26, 2018, which included stock repurchases of $61.2 million and the purchase of a $6.8 million equity forward contract related to an accelerated share repurchase agreement we entered into in 2018, partially offset by net debt borrowings of $24.3 million.
Our working capital deficit was $28.5 million at December 30, 2020 compared with $42.8 million at December 25, 2019. The decrease in working capital deficit was primarily related to lower payables and accruals resulting from the impacts of the COVID-19 pandemic. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

We have a $375 million senior secured revolver due October, 26, 2022. As of December 30, 2020, we had outstanding revolver loans of $210.0 million and outstanding letters of credit under the senior secured revolver of $17.3 million. These balances resulted in availability of $147.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $81.6 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). During the year, we executed two amendments to our credit agreement, which modified the agreement as described below.

On May 13, 2020, we entered into an amendment (the "Second Amendment") to our credit agreement. As a result of the Second
Amendment, beginning May 13, 2020 until the date of delivery of our financial statements for the fiscal quarter ending June 30,
2021, the interest rate of the amended credit agreement was increased to LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was increased to 0.40%. During this period, we also had supplemental monthly reporting obligations to our lenders and were prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures were to be restricted to $10 million in the aggregate from May 13, 2020 through the fiscal quarter ending March 31, 2021.

The Second Amendment temporarily waived certain financial covenants. The consolidated fixed charge coverage ratio was waived until the fiscal quarter ending March 31, 2021, at which point the covenant level was to revert to a minimum of 1.50x. The consolidated leverage ratio covenant was waived until the fiscal quarter ending March 31, 2021, at which point the covenant level was to increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment added a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021.

On December 15, 2020, we executed an additional amendment (the “Third Amendment”) to our credit agreement. Commencing with the effective date of the Third Amendment until the date of delivery of the financial statements for the fiscal quarter ending December 29, 2021, the interest rate shall remain LIBOR plus 3.00%. As of the effective date of the Third Amendment, the accordion feature is removed, and the total credit facility commitment is $375 million and will be reduced to $350 million on July 1, 2021. Commencing with the effective date of the Third Amendment until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021, the Company will continue to have supplemental monthly reporting obligations to its lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, existing restrictions on capital expenditures of $10 million in the aggregate will remain in effect through March 31, 2021, at which point the restrictions will expand to $12 million in the aggregate through September 29, 2021.

The Third Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio covenant is waived through March 31, 2021, at which point the covenant level will be a minimum of 1.00x, adjusting to 1.25x on July 1, 2021, and 1.50x on September 30, 2021 and thereafter. The consolidated leverage ratio covenant is waived through March 31, 2021, at which point the covenant level will be a maximum of 5.25x, stepping down to 4.75x on July 1, 2021, and 4.00x on September 30, 2021 and thereafter. In addition, the Third Amendment maintains a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, commencing on the effective date until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of December 30, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.15% as of December 30, 2020. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.01% as of December 30, 2020.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 30, 2020 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$210,000	$—	$210,000	$—	$—
Finance lease obligations (a)	38,556	4,737	8,121	6,334	19,364
Operating lease obligations	209,824	25,184	42,527	36,074	106,039
Interest obligations (a)	19,279	10,516	8,763	—	—
Defined benefit plan obligations	2,307	716	956	222	413
Purchase obligations (b)	155,631	155,631	—	—	—
Unrecognized tax benefits (c)	1,047	—	—	—	—
Total	$636,644	$196,784	$270,367	$42,630	$125,816

(a)Interest obligations represent payments related to our long-term debt outstanding at December 30, 2020. For long-term debt with variable rates, we have used the rate applicable at December 30, 2020 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods. The finance lease obligation amounts above are inclusive of interest.
(b)Purchase obligations include amounts payable for company and franchised restaurants under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice.
(c)Unrecognized tax benefits are related to uncertain tax positions. As we are not able to reasonably estimate the timing or amount of these payments, the related balances have not been reflected in this table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations and financial condition and cash flows in future years. Descriptions of what we consider to be our most significant critical accounting policies are as follows:

Self-insurance liabilities. We are self-insured for a portion of our losses related to certain medical plans, workers’ compensation, general, product and automobile insurance liability. In estimating these liabilities, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. Our estimates of expected losses are adjusted over time based on changes to the actual costs of the underlying claims, which could result in additional expense or reversal of expense previously recorded. See Note 2 to our Consolidated Financial Statements for a further discussion of our policies regarding self-insurance liabilities.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows, we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. See Note 2 and Note 14 to our Consolidated Financial Statements for further discussion of our policies regarding impairment of long-lived assets.

Dedesignation of Interest Rate Hedges. We estimated the amount reclassified from accumulated other comprehensive loss, net to other nonoperating expense (income), net due to the dedesignation of certain hedge relationships as a result of cash flows from certain interest rate swaps no longer being probable of occurring. In determining this estimate, we utilized credit default curve and recovery rate assumptions applied to forecasted balances of variable rate debt. The credit default curve and recovery rate assumptions are based on industry data for companies with similar credit and risk profiles. To estimate forecasted balances of variable rate debt, we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, uses of cash, and future economic and market conditions. See Note 9 to our Consolidated Financial Statements for a further discussion of our policies regarding interest rate swap dedesignation.

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

We record a liability for unrecognized tax benefits resulting from more likely than not tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. See Note 15 to our Consolidated Financial Statements for a further discussion of our policies regarding income taxes.
Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 30, 2020, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 3.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 30, 2020 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$10,698	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$5,232	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$60,515	3.19%
Total			$270,000		$76,445

(1)     The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of December 30, 2020, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at December 30, 2020, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 7, 9 and 18 to our Consolidated Financial Statements.

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

Based on their assessment as of December 30, 2020, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2020.

The effectiveness of our internal control over financial reporting as of December 30, 2020 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny’s Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2020 and December 25, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2021 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 30, 2020 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,088,681	(1)	$3.89	2,012,399	(3)
Equity compensation plans not approved by security holders	—		—	704,166	(4)
Total	4,088,681		$3.89	2,716,565

(1)Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.
(2)Includes the weighted-average exercise price of stock options only.
(3)Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the Denny’s Corporation 2017 Omnibus Incentive Plan.
(4)Includes shares of our common stock available for issuance as awards of stock options and restricted stock units outside of the Denny’s Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

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

*4.1	Description of Common Stock of Denny’s Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 25, 2019).

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

*10.7
Second Amendment to Third Amended and Restated Credit Agreement dated May 13, 2020 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 14, 2020.)

*10.8
Third Amendment to Third Amended and Restated Credit Agreement dated December 15, 2020 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and along with each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on December 17, 2020.)

+*10.9
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 26, 2018).

Exhibit No.	Description

+*10.10
Denny's Inc. Deferred Compensation Plan, as amended and restated effective March 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-216655) filed with the Commission on March 13, 2017).

+*10.11
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

+*10.26
2020 Long-Term Incentive Program Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 24, 2020.)

Exhibit No.	Description

+*10.27
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

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Statement of John C. Miller, Chief Executive Officer of Denny’s Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries (the Company) as of December 30, 2020 and December 25, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three‑year period ended December 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2020 and December 25, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective December 27, 2018 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842.

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

Evaluation of assumptions underlying self-insurance liabilities
As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 30, 2020 were $14.0 million. The liabilities represent estimated incurred losses. These estimates include assumptions regarding frequency and severity of claims as well as changes in the Company’s business environment, medical costs and the regulatory environment that could impact the overall self-insurance costs.

We identified the evaluation of assumptions underlying self-insurance liabilities as a critical audit matter. Specifically, inherent uncertainty in the frequency and severity of claims assumptions that are used to actuarially estimate the self-

insurance liabilities involved especially subjective auditor judgment. It also required professionals with specialized skills and knowledge to evaluate these key assumptions and the impact of these assumptions on the self-insurance liabilities.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process, including controls related to the underlying claims data used to develop the frequency and severity of historical claims. We evaluated the Company’s ability to accurately estimate claims expense by comparing the prior estimated claim payments to actual claim payments. We also assessed the Company’s estimate of the self-insurance liabilities by evaluating facts and circumstances related to incurred claims received after year-end but before the consolidated financial statements were issued, to identify the presence of trends not considered by the Company when it developed its assumptions. We involved actuarial professionals with specialized skills and knowledge, who assisted with:

•performing an independent assessment of the frequency and severity of the claims used by the Company to estimate the self-insurance liabilities
•developing an independent acceptable range for the self-insurance liabilities using the Company’s underlying historical claims data, which involved assessing the frequency and severity of the Company’s claims assumptions.

Evaluation of assumptions underlying the de-designation of a cash flow hedging relationship

As discussed in Note 9 to the consolidated financial statements, during 2020 the Company determined that a portion of the underlying cash flows related to a cash flow hedging relationship were no longer probable of occurring. Accordingly, the Company de-designated the cash flow hedging relationship, discontinued cash flow hedge accounting treatment for certain interest rate swaps and reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net. The determination of the amount reclassified was based on credit default curve and recovery rate assumptions applied to forecasted balances of variable rate debt.

We identified the evaluation of assumptions underlying the de-designation of a cash flow hedging relationship as a critical audit matter. Specifically, inherent uncertainty in forecasted balances of variable rate debt and credit default curve and recovery rate assumptions used to estimate the amount to be reclassified from accumulated other comprehensive loss, net to other nonoperating expense (income), net involved especially subjective auditor judgment. It also required professionals with specialized skills and knowledge to evaluate these assumptions and their impact on the amount reclassified.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s de-designation process, including controls related to evaluating forecasted balances of variable rate debt and the selected credit default curve and recovery rate assumptions. We evaluated the Company’s forecasted balances of variable rate debt assumption by comparing the assumption to company-specific operational information and minutes of internal communications to the Board of Directors. We also compared certain balances of forecasted variable rate debt to actual balances of variable rate debt to assess the Company’s ability to accurately forecast balances of variable rate debt. We involved valuation professionals with specialized skills and knowledge, who assisted with:

•performing an independent assessment of the credit default curve and recovery rate assumptions used by the Company
•developing an independent acceptable range of losses reclassified from accumulated other comprehensive loss, net to other nonoperating expense (income), net using the Company’s forecasted balances of variable rate debt.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Greenville, South Carolina
March 1, 2021

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 30, 2020	December 25, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,892	$3,372
Investments	2,272	3,649
Receivables, net	21,349	27,488
Inventories	1,181	1,325
Assets held for sale	1,125	1,925
Prepaid and other current assets	18,847	14,974
Total current assets	48,666	52,733
Property, net of accumulated depreciation of $146,583 and $147,445, respectively	86,154	97,626
Financing lease right-of-use assets, net of accumulated amortization of $9,907 and $8,468, respectively	9,830	11,720
Operating lease right-of-use assets, net	139,534	158,550
Goodwill	36,884	36,832
Intangible assets, net	51,559	53,956
Deferred financing costs, net	2,414	1,727
Deferred income taxes, net	23,210	14,718
Other noncurrent assets	32,698	32,525
Total assets	$430,949	$460,387

Liabilities
Current liabilities:
Current finance lease liabilities	$1,839	$1,674
Current operating lease liabilities	16,856	16,344
Accounts payable	12,021	20,256
Other current liabilities	46,462	57,307
Total current liabilities	77,178	95,581
Long-term liabilities:
Long-term debt	210,000	240,000
Noncurrent finance lease liabilities	13,530	14,779
Noncurrent operating lease liabilities	137,534	152,750
Liability for insurance claims, less current portion	10,309	11,454
Other noncurrent liabilities	112,844	83,887
Total long-term liabilities	484,217	502,870
Total liabilities	561,395	598,451

Commitments and contingencies

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 30, 2020: 63,962 shares issued and outstanding; December 25, 2019: 109,415 shares issued and 57,095 shares outstanding	640	1,094
Paid-in capital	123,833	603,980
Deficit	(194,514)	(189,398)
Accumulated other comprehensive loss, net	(60,405)	(33,960)
Treasury stock, at cost, 0 and 52,320 shares, respectively	—	(519,780)
Total shareholders’ deficit	(130,446)	(138,064)
Total liabilities and shareholders’ deficit	$430,949	$460,387

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$118,160	$306,377	$411,932
Franchise and license revenue	170,445	235,012	218,247
Total operating revenue	288,605	541,389	630,179
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	29,816	74,720	100,532
Payroll and benefits	51,684	118,806	164,314
Occupancy	11,241	18,613	23,228
Other operating expenses	21,828	46,257	60,708
Total costs of company restaurant sales	114,569	258,396	348,782
Costs of franchise and license revenue	94,348	120,326	114,296
General and administrative expenses	55,040	69,018	63,828
Depreciation and amortization	16,161	19,846	27,039
Operating (gains), losses and other charges, net	1,808	(91,180)	2,620
Total operating costs and expenses, net	281,926	376,406	556,565
Operating income	6,679	164,983	73,614
Interest expense, net	17,965	18,547	20,745
Other nonoperating (income) expense, net	(4,171)	(2,763)	619
Net income (loss) before income taxes	(7,115)	149,199	52,250
Provision for (benefit from) income taxes	(1,999)	31,789	8,557
Net income (loss)	$(5,116)	$117,410	$43,693

Basic net income (loss) per share	$(0.08)	$1.96	$0.69
Diluted net income (loss) per share	$(0.08)	$1.90	$0.67

Basic weighted average shares outstanding	60,812	59,944	63,364
Diluted weighted average shares outstanding	60,812	61,833	65,562

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Net income (loss)	$(5,116)	$117,410	$43,693
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $(67), $15 and $53, respectively	(197)	46	155
Changes in the fair value of cash flow derivatives, net of tax of $(12,345), $(10,410) and $(339), respectively	(34,565)	(30,076)	(2,256)
Reclassification of cash flow derivatives to interest expense, net of tax of $874, $75 and $36, respectively	2,286	216	271
Reclassification of loss related to dedesignation of derivatives to other nonoperating (income) expense, net of tax of $1,892, $0 and $0, respectively	5,462	—	—
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $214, $0 and $0, respectively	569	—	—
Other comprehensive loss	(26,445)	(29,814)	(1,830)
Total comprehensive income (loss)	$(31,561)	$87,596	$41,863

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 27, 2017	107,740	$1,077	(43,151)	$(355,626)	$594,166	$(334,661)	$(2,316)	$(97,360)
Cumulative effect adjustment	—	—	—	—	—	(15,446)	—	(15,446)
Net income	—	—	—	—	—	43,693	—	43,693
Other comprehensive loss	—	—	—	—	—	—	(1,830)	(1,830)
Share-based compensation on equity classified awards, net	—	—	—	—	4,325	—	—	4,325
Purchase of treasury stock	—	—	(3,901)	(61,189)	—	—	—	(61,189)
Equity forward contract issuance	—	—	—	—	(6,763)	—	—	(6,763)
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	398	4	—	—	1,221	—	—	1,225
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	117,410	—	117,410
Other comprehensive loss	—	—	—	—	—	—	(29,814)	(29,814)
Share-based compensation on equity classified awards, net	—	—	—	—	3,310	—	—	3,310
Purchase of treasury stock	—	—	(4,879)	(96,202)	—	—	—	(96,202)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	468	5	—	—	(5)	—	—	—
Exercise of common stock options	362	3	—	—	968	—	—	971
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(5,116)	—	(5,116)
Other comprehensive loss	—	—	—	—	—	—	(26,445)	(26,445)
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net	—	—	—	—	3,374	—	—	3,374
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Retirement of treasury stock	(54,010)	(540)	54,010	553,973	(553,433)	—	—	—
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	110	1	—	—	426	—	—	427
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,116)	$117,410	$43,693
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	16,161	19,846	27,039
Operating (gains), losses and other charges, net	1,808	(91,180)	2,620
Gains (losses) on interest rate swap derivatives, net	(2,164)	—	—
Amortization of deferred financing costs	876	608	607
Gains on investments	(123)	(180)	(9)
(Gains) losses on early extinguishments of debt and leases	224	(4)	(171)
Deferred income tax expense	3,981	16,005	6,193
Increase (decrease) of tax valuation allowance	(3,041)	(2,935)	121
Share-based compensation	7,948	6,694	6,038
Changes in assets and liabilities:
Receivables	6,378	(2,030)	(4,722)
Inventories	101	1,668	141
Prepaids and other current assets	(3,872)	(4,108)	921
Other assets	(1,816)	(4,581)	2
Operating lease assets/liabilities	844	(601)	—
Accounts payable	(10,682)	(5,170)	(5,147)
Accrued salaries and vacations	(2,835)	(3,826)	2,175
Accrued taxes	(774)	(2,043)	283
Other accrued liabilities	(5,525)	(4,144)	(1,676)
Other noncurrent liabilities	(5,510)	1,898	(4,418)
Net cash flows provided by (used in) operating activities	(3,137)	43,327	73,690
Cash flows from investing activities:
Capital expenditures	(6,962)	(13,975)	(22,025)
Acquisition of restaurants and real estate	—	(11,320)	(10,416)
Proceeds from disposition of property	9,398	129,721	3,052
Investment purchases	(1,400)	(1,760)	(1,700)
Proceeds from sale of investments	2,900	—	—
Collections on notes receivable	1,814	3,654	2,740
Issuance of notes receivable	(1,099)	(1,351)	(3,668)
Net cash flows provided by (used in) investing activities	4,651	104,969	(32,017)
Cash flows from financing activities:
Revolver borrowings	140,500	164,400	136,000
Revolver payments	(170,500)	(210,900)	(108,500)
Long-term debt payments	(1,570)	(2,464)	(3,181)
Tax withholding on share-based payments	(4,331)	(3,206)	(1,714)
Deferred financing costs	(1,758)	—	—
Purchase of treasury stock	(36,008)	(94,459)	(61,237)
Purchase of equity forward contract	—	—	(6,763)
Proceeds from issuance of common stock	69,571	—	—
Proceeds from exercise of stock options	427	971	1,225
Net bank overdrafts	2,675	(4,292)	2,540
Net cash flows used in financing activities	(994)	(149,950)	(41,630)
Increase (decrease) in cash and cash equivalents	520	(1,654)	43
Cash and cash equivalents at beginning of period	3,372	5,026	4,983
Cash and cash equivalents at end of period	$3,892	$3,372	$5,026

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, Denny’s, or the Company, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and 11 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%).

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations for the year ended December 30, 2020, which is expected to continue, with the timing of a recovery uncertain. During the year ended December 30, 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business; however, we expect the COVID-19 pandemic will continue to impact our results of operations through at least 2021. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

At December 30, 2020, the Denny’s brand consisted of 1,650 restaurants, 1,585 of which were franchised/licensed restaurants and 65 of which were company restaurants. Changes in restaurant counts are as follows:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
Company restaurants, beginning of period	68	173	178
Units opened	—	—	1
Units acquired from franchisees	—	—	6
Units sold to franchisees	—	(105)	(8)
Units closed	(3)	—	(4)
End of period	65	68	173

Franchised and licensed restaurants, beginning of period	1,635	1,536	1,557
Units opened	20	30	29
Units purchased from Company	—	105	8
Units acquired by Company	—	—	(6)
Units closed	(70)	(36)	(52)
End of period	1,585	1,635	1,536
Total restaurants, end of period	1,650	1,703	1,709

Note 2.     Summary of Significant Accounting Policies

The following accounting policies significantly affect the preparation of our Consolidated Financial Statements:

Use of Estimates. In preparing our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries: Denny’s, Inc., DFO, LLC, Denny’s Realty, LLC and East Main Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2020 included 53 weeks of operation, whereas 2019 and 2018 each included 52 weeks of operations.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.4 million at December 30, 2020 and December 25, 2019.

Receivables. Effective December 26, 2019, the first day of fiscal 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and all subsequent ASUs that modified Topic 326. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates.

Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees, vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of restaurant equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on management’s estimates of expected credit losses. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Inventories. Inventories consist primarily of food and beverages and are valued at the lower of first-in, first-out cost or net realizable value.

Property and Depreciation. Owned property is stated at cost. Property under finance leases is stated at the lesser of its fair value or the net present value of the related minimum lease payments at the lease inception. Maintenance and repairs are expensed as incurred. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under finance leases (at capitalized value) over the lesser of its estimated useful life or the lease term. Building assets are assigned estimated useful lives that range from five to 30 years. Other property and equipment assets are assigned lives that range from two to ten years. Leasehold improvements are generally assigned lives between five and 15 years limited by the expected lease term.

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

We test trade name assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of reacquired franchise rights whenever changes or events indicate that the carrying value may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statements of Operations.

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $2.2 million and $2.3 million, respectively, at December 30, 2020 and $3.5 million and $3.6 million, respectively, at December 25, 2019. Unrealized gains and losses included in fair value were losses of $0.1 million and gains of $0.2 million at December 30, 2020 and December 25, 2019, respectively.

Marketable securities included in other noncurrent assets consist of trading debt and equity mutual funds and are recorded at fair market value in our Consolidated Balance Sheets. These securities represent the plan assets of our nonqualified deferred compensation plan (the “plan assets”). The plan assets are held in a rabbi trust. Each plan participant’s account consists of their contribution, our matching contribution (made prior to 2016) and each participant’s share of earnings or losses in the plan. We have recorded offsetting deferred compensation liabilities as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

The realized and unrealized holding gains and losses related to marketable securities are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2020, 2019 and 2018, we incurred a net gain of $1.8 million, a net gain of $2.7 million and a net loss of $1.0 million, respectively, related to marketable securities.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Self-insurance Liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical claims and workers’ compensation, general, product and automobile insurance liabilities. The liabilities represent estimated incurred losses. These estimates include assumptions regarding claims frequency and severity as well as changes in our business environment, medical costs and the regulatory environment that could impact our overall self-insurance costs.

Total workers’ compensation, general, product and automobile insurance liabilities at December 30, 2020 and December 25, 2019 were $14.0 million and $16.1 million, respectively.

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

We recognize positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.
Leases and Subleases. Effective December 27, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. Upon adoption of Topic 842, we recorded operating lease liabilities of $101.3 million and ROU assets of $94.2 million related to existing operating leases. In addition, we recorded a cumulative effect adjustment increasing opening deficit by $0.4 million and deferred tax assets by $0.1 million. See Note 8 for further information about our transition to Topic 842 and the required disclosures.

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

Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for initial direct costs, prepayments, accrued payments and lease incentives, if any. Lease cost is recognized on a straight-line basis over the lease term. Operating lease payments are classified as cash flows for operating activities with ROU asset amortization and the change in the lease liability combined as "Operating lease assets/liabilities" in the reconciliation of net income (loss) to net cash flows provided by (used in) operating activities in the Consolidated Statement of Cash Flows. Finance lease ROU assets are initially measured at cost and subsequently amortized on a straight-line basis over the lesser of the useful life or the lease term. Finance lease payments are classified as cash flows used in financing activities in the Consolidated Statement of Cash Flows. Operating and finance lease ROU assets are assessed for impairment using long-lived assets impairment guidance.

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

Refer to the Newly Adopted Accounting Standards section of this Note for adoption of the practical expedient on lease concessions related to effects of the COVID-19 pandemic.

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

Derivative Instruments. We use derivative financial instruments to manage our exposure to interest rate risk. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income (“OCI”), based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in OCI are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in OCI are reclassified to earnings. By entering into derivative instruments, we are exposed to counterparty credit risk. When the fair value of a derivative instrument is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We manage our exposure to this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

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

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and OCI items that are excluded from net income (loss) under U.S. generally accepted accounting principles. OCI items include additional minimum pension liability adjustments, the effective unrealized portion of changes in the fair value of cash flow hedges, and the reclassification and amortization of loss related to the dedesignation of cash flow derivatives.

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

Royalty and advertising revenues represent sales-based royalties that are recognized in the period in which the sales occur. Sales-based royalties are variable consideration related to our performance obligation to our franchisees to maintain the intellectual property being licensed. Under our franchise agreements, franchisee advertising contributions must be spent on marketing and related activities. Advertising revenues and expenditures are recorded on a gross basis within the Consolidated Statements of Operations.

Initial and other fees include initial, successor and assignment franchise fees (“initial franchise fees”). Initial franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination.

Initial and other fees also include revenue that are distinct from the franchise agreement and are separate performance obligations. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Similar to advertising revenue, other franchise services fees are recorded on a gross basis within the Consolidated Statements of Operations.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. For 2020, 2019 and 2018, our ten largest franchisees accounted for 39%, 35% and 30% of our franchise revenues, respectively.

Gift cards. Company restaurants, franchised restaurants and certain third party retailers sell gift cards which have no stated expiration dates. We recognize revenue when a gift card is redeemed in one of our company restaurants. We maintain a gift card liability for cards sold in our company restaurants and for cards sold by third parties. Gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties and is recorded as advertising revenue (included as a component of franchise and license revenue).

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired and other advertising costs as incurred. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Operations and were $3.9 million, $11.2 million and $15.0 million for 2020, 2019 and 2018, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $53.7 million, $81.1 million and $78.3 million in 2020, 2019 and 2018, respectively.

Restructuring and Exit Costs. Restructuring and exit costs are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Operations. Restructuring costs consist primarily of severance and other restructuring charges for terminated employees.

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

Disposal or Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows, we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Operations.

Assets held for sale consist of real estate properties and/or restaurant operations that we expect to sell within the next year. The assets are reported at the lower of carrying amount or fair value less costs to sell. Fair value is based upon Level 2 inputs, which include sales agreements. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of held for sale.

Discontinued Operations. We evaluate restaurant closures and assets reclassified to assets held for sale for potential disclosure as discontinued operations. Only disposals resulting in a strategic shift that will have a major effect on our operations and financial results are reported as discontinued operations. There have been no such disposals, nor any disposals of individually significant components. The gains and losses related to restaurant closures and assets reclassified to assets held for sale are included as a component of operating (gain), losses and other charges, net in our Consolidated Statements of Operations.

Gains and Losses on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains and losses on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains and losses are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Operations.

Share-based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Operations. We account for forfeitures as they occur. Excess tax benefits recognized related to share-based compensation are included as a component of provision for (benefit from) income taxes in our Consolidated Statements of Operations and are classified as operating activities in our Consolidated Statements of Cash Flows.

Generally, compensation expense related to performance share units and restricted stock units for board members is based on the number of units granted, the period over which they are expected to vest and the fair market value of our common stock on the date of the grant. For restricted stock units and performance share units that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The key assumptions used include expected volatility and risk-free interest rates over the term of the award.

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

Newly Adopted Accounting Standards

Effective December 26, 2019, the first day of fiscal 2020, we adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The new guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for a limited time, from March 12, 2020 through December 31, 2022. The Company adopted this ASU on March 12, 2020. The adoption of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, “Leases (Topic 842): Targeted Improvements”, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

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

Additional new accounting guidance became effective for us as of December 26, 2019 that we reviewed and concluded was either not applicable to our operations or had no material effect on our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our Consolidated Financial Statements as a result of future adoption.

Note 3.     Receivables

Receivables, net consisted of the following:

	December 30, 2020	December 25, 2019
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$15,535	$14,551
Other receivables from franchisees	2,104	2,230
Vendor receivables	2,199	3,260
Credit card receivables	542	6,806
Other	2,668	915
Allowance for doubtful accounts	(1,699)	(274)
Total receivables, net	$21,349	$27,488

Other noncurrent assets:
Financing receivables from franchisees	$502	$364

In response to the COVID-19 pandemic, direct financial relief to our franchisees has included the deferral of one week of royalty and advertising fees due from franchisees during the first quarter of 2020 as well as rent payments due from franchisees during certain periods of 2020. At December 30, 2020, trade accounts receivable from franchisees included $5.7 million of amounts related to these deferrals. These balances are expected to be collected within one year. We recorded $1.5 million of expected credit losses during the year ended December 30, 2020, based on actual and expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 4.     Property

Property, net consisted of the following:

	December 30, 2020	December 25, 2019
	(In thousands)
Land	$36,815	$39,720
Buildings and leasehold improvements	160,842	172,881
Other property and equipment	35,080	32,470
Total property	232,737	245,071
Less accumulated depreciation	146,583	147,445
Property, net	$86,154	$97,626

The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 30, 2020	December 25, 2019
	(In thousands)
Land	$25,192	$27,205
Buildings and leasehold improvements	69,656	78,584
Total property owned, leased to franchisees	94,848	105,789
Less accumulated depreciation	59,038	65,476
Property owned, leased to franchisees, net	35,810	40,313
Buildings held under finance leases, leased to franchisees	8,062	8,445
Less accumulated amortization	4,137	3,768
Property held under finance leases, leased to franchisees, net	3,925	4,677
Total property leased to franchisees, net	$39,735	$44,990

Depreciation expense, including amortization of property under finance leases, for 2020, 2019 and 2018 was $13.2 million, $16.3 million and $23.0 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 9.

Note 5.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 30, 2020	December 25, 2019
	(In thousands)
Balance, beginning of year	$36,832	$39,781
Adjustments related to the sale of restaurants	52	(2,949)
Balance, end of year	$36,884	$36,832

Intangible assets consist of the following:

	December 30, 2020		December 25, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	12,218	4,866	15,516	5,767
Intangible assets	$56,425	$4,866	$59,723	$5,767

The weighted-average life of the reacquired franchise rights is approximately eight years. The amortization expense for definite-lived intangibles for 2020, 2019 and 2018 was $3.0 million, $3.6 million and $4.1 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2021	$1,333
2022	1,226
2023	902
2024	832
2025	776

Due to the impact of the COVID-19 pandemic to the global economy, including but not limited to the volatility of the Company's stock price as well as that of its competitors, the negative impact on sales at company and franchised and licensed restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the year ended December 30, 2020. As such, the Company performed impairment assessments for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. However, we recorded approximately $0.1 million of impairment related to reacquired franchise rights during the year ended December 30, 2020. See Note 14.

We updated our impairment assessments as of December 30, 2020 to perform our annual impairment tests and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 30, 2020	December 25, 2019
	(In thousands)
Accrued payroll	$17,076	$19,689
Accrued insurance, primarily current portion of liability for insurance claims	4,667	6,515
Accrued taxes	4,850	5,624
Accrued advertising	4,318	6,753
Gift cards	6,127	6,469
Other	9,424	12,257
Other current liabilities	$46,462	$57,307

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 30, 2020:
Deferred compensation plan investments (1)	$13,627	$13,627	$—	$—
Interest rate swaps, net (2)	(76,445)	—	(76,445)	—
Investments (3)	2,272	—	2,272	—
Total	$(60,546)	$13,627	$(74,173)	$—

Fair value measurements as of December 25, 2019:
Deferred compensation plan investments (1)	$13,517	$13,517	$—	$—
Interest rate swaps (2)	(44,670)	—	(44,670)	—
Investments (3)	3,649	—	3,649	—
Total	$(27,504)	$13,517	$(41,021)	$—

(1)    The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.
(2)    The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 9 for details on the interest rate swaps.
(3)    The fair value of investments is valued using a readily determinable net asset value per share based on the fair value of the underlying securities. There are no significant redemption restrictions associated with these investments.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of December 30, 2020:
Assets held and used (1)	$2,425	$1,564

(1)At December 30, 2020, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the year ended December 30, 2020, we recognized impairment charges of $4.1 million related to certain of these assets. See Note 14.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The liabilities under our credit facility are carried at historical cost, which approximates fair value. See Note 13 for the disclosures related to the fair value of assets held for sale and acquired franchised restaurants. The fair value of our senior secured revolver approximates its carrying value since it is a variable rate facility (Level 2).

Note 8.     Leases

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

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 30, 2020	December 25, 2019
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$1,870	$2,991
Interest on lease liabilities	Interest expense, net	3,129	4,536
Operating lease costs:
Operating lease costs - company	Occupancy	6,432	8,253
Operating lease costs - franchise	Costs of franchise and license revenue	18,682	17,097
Operating lease costs - general and administrative	General and administrative expenses	100	108
Operating lease costs - closed stores	Restructuring charges and exit costs	173	—
Variable lease costs:
Variable lease costs - company	Occupancy	2,854	5,993
Variable lease costs - franchise	Costs of franchise and license revenue	6,102	7,001
Variable lease costs - general and administrative	General and administrative expenses	61	41
Variable lease costs - closed stores	Restructuring charges and exit costs	56	49
Sublease income:
Sublease income - franchise	Franchise and license revenue	(30,925)	(28,986)
Sublease income - closed stores	Restructuring charges and exit costs	(114)	(306)
Total lease costs		$8,420	$16,777

Lease terms and discount rates were as follows:

	December 30, 2020	December 25, 2019
Weighted-average remaining lease term (in years):
Finance leases	9.3	9.7
Operating leases	10.7	10.8
Weighted-average discount rate:
Finance leases	23.8%	23.5%
Operating leases	5.8%	5.9%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 30, 2020	December 25, 2019
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$33,621	$28,050
Operating lease income - closed stores	Restructuring charges and exit costs	66	255
Variable lease income - franchise	Franchise and license revenue	8,246	10,464
Variable lease income - closed stores	Restructuring charges and exit costs	48	49
Total lease income		$41,981	$38,818

Cash and supplemental noncash amounts were as follows:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,129	$4,536
Operating cash flows from operating leases	$23,511	$26,329
Financing cash flows from finance leases	$1,570	$2,464
Right-of-use assets obtained in exchange for new finance lease liabilities	$142	$305
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,831	$79,534

Maturities of lease liabilities and receipts in accordance with Topic 842 as of December 30, 2020 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2021	$4,737	$25,184	$31,732
2022	4,343	22,381	28,792
2023	3,778	20,146	26,210
2024	3,171	18,621	24,704
2025	3,163	17,453	24,248
Thereafter	19,364	106,039	177,448
Total undiscounted cash flows	38,556	209,824	$313,134
Less: interest	23,187	55,434
Present value of lease liabilities	15,369	154,390
Less: current lease liabilities	1,839	16,856
Long-term lease liabilities	$13,530	$137,534

Rental expense and income in accordance with Topic 840 as of December 26, 2018 was comprised of the following:

Fiscal Year Ended
December 26, 2018
(In thousands)
Rental expense:
Included as a component of occupancy:
Base rents	$10,272
Contingent rents	3,074
Included as a component of costs of franchise and license revenue:
Base rents	15,108
Contingent rents	2,629
Total rental expense	$31,083

Rental income:
Included as a component of franchise and license revenue:
Base rents	$22,831
Contingent rents	4,662
Total rental income	$27,493

Note 9.     Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2020	December 25, 2019
	(In thousands)
Revolving loans	$210,000	$240,000
Finance lease obligations	15,369	16,453
Total long-term debt	225,369	256,453
Less current maturities	1,839	1,674
Noncurrent portion of long-term debt	$223,530	$254,779

There are no scheduled maturities of our revolving loans due in 2021. The $210.0 million of revolving loans are due October 26, 2022.

Denny’s Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $375 million senior secured revolver (with a $30 million letter of credit sublimit). As of December 30, 2020, we had outstanding revolver loans of $210.0 million and outstanding letters of credit under the senior secured revolver of $17.3 million. These balances resulted in availability of $147.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $81.6 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary). During the year, we executed two amendments to our credit agreement, which modified the agreement as described below.

On May 13, 2020, we entered into an amendment (the "Second Amendment") to our credit agreement. As a result of the Second
Amendment, beginning May 13, 2020 until the date of delivery of our financial statements for the fiscal quarter ending June 30,
2021, the interest rate of the amended credit agreement was increased to LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was increased to 0.40%. During this period, we have supplemental monthly reporting obligations to our lenders and we are prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures were to be restricted to $10 million in the aggregate from May 13, 2020 through the fiscal quarter ending March 31, 2021.

The Second Amendment temporarily waived certain financial covenants. The consolidated fixed charge coverage ratio was waived until the fiscal quarter ending March 31, 2021, at which point the covenant level was to revert to a minimum of 1.50x. The consolidated leverage ratio covenant was waived until the fiscal quarter ending March 31, 2021, at which point the covenant level was to increase from 4.00x to 4.50x, stepping down to 4.25x in the second quarter of 2021 and 4.00x in the third fiscal quarter of 2021 and thereafter. In addition, the Second Amendment added a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, ranging from $60 million to $70 million, commencing on May 13, 2020 to May 26, 2021.

On December 15, 2020, we executed an additional amendment (the “Third Amendment”) to our credit agreement. Commencing with the effective date of the Third Amendment until the date of delivery of the financial statements for the fiscal quarter ending December 29, 2021, the interest rate shall remain LIBOR plus 3.00%. As of the effective date of the Third Amendment, the accordion feature was removed, and the total credit facility commitment was reduced from $400 million to $375 million and will be reduced to $350 million on July 1, 2021. As a result of the decrease in borrowing capacity, we wrote off $0.2 million of deferred financing costs as a component of other nonoperating (income) expense, net in the Consolidated Statements of Operations. Commencing with the effective date of the Third Amendment until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021, the Company will continue to have supplemental monthly reporting obligations to its lenders and will be prohibited from paying dividends and making stock repurchases and other general investments. Additionally, existing restrictions on capital expenditures of $10 million in the aggregate will remain in effect through March 31, 2021, at which point the restrictions will expand to $12 million in the aggregate through September 29, 2021.

The Third Amendment temporarily waives certain financial covenants. The consolidated fixed charge coverage ratio covenant is waived through March 31, 2021, at which point the covenant level will be a minimum of 1.00x, adjusting to 1.25x on July 1, 2021, and 1.50x on September 30, 2021 and thereafter. The consolidated leverage ratio covenant is waived through March 31, 2021, at which point the covenant level will be a maximum of 5.25x, stepping down to 4.75x on July 1, 2021, and 4.00x on September 30, 2021 and thereafter. In addition, the Third Amendment maintains a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, commencing on the effective date until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of December 30, 2020.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.15% and 3.47% as of December 30, 2020 and December 25, 2019, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.01% and 3.99% as of December 30, 2020 and December 25, 2019, respectively.

Interest Rate Hedges

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of December 30, 2020 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$10,698	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$5,232	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$60,515	3.19%
Total			$270,000		$76,445

(1)     The notional amount of the swaps entered into on February 15, 2018 increases annually beginning September 30, 2020 until they reach the maximum notional amount of $425.0 million on September 28, 2029.

Swaps Designated as Cash Flow Hedges

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

As of December 30, 2020, the fair value of swaps designated as cash flow hedges was $15.9 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 18 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps. We expect to reclassify approximately $3.9 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next twelve months.

Dedesignated Interest Rate Hedges

During the quarter ended June 24, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps as a result of the ongoing impacts of the COVID-19 pandemic and using proceeds from our share offering described in Note 18 to repay a portion of our long-term debt. Accordingly, during the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations for the year ended December 30, 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. The determination of the amount reclassified was based on credit default curve and recovery rate assumptions applied to forecasted balances of variable rate debt.

The remaining amounts of unrealized losses related to the 2018 Swaps are included in accumulated other comprehensive loss, net and are amortized into the Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the year ended December 30, 2020, we reclassified unrealized losses of approximately $0.8 million to interest expense, net related to the 2018 Swaps. At December 30, 2020, approximately $64.4 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the year ended December 30, 2020, we recorded income of approximately $10.3 million as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value.

As of December 30, 2020, the fair value of the dedesignated interest rate swaps was $60.5 million, $0.3 million of which was recorded as a component of other current liabilities and $60.2 million of which was recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets. We expect to amortize approximately $0.2 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next twelve months.

Note 10.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Company restaurant sales	$118,160	$306,377	$411,932
Franchise and license revenue:
Royalties	67,501	108,813	101,557
Advertising revenue	53,745	81,144	78,308
Initial and other fees	7,332	6,541	6,422
Occupancy revenue	41,867	38,514	31,960
Franchise and license revenue	170,445	235,012	218,247
Total operating revenue	$288,605	$541,389	$630,179

Company restaurant sales decreased from $411.9 million in 2018 to $118.2 million in 2020, primarily as a result of impact of the sale of company restaurants to franchisees and, during 2020, the impact of the COVID-19 pandemic. Franchise and license revenue increased from $218.2 million in 2018 to $235.0 million in 2019 primarily as a result of the impact of the sale of company restaurants to franchisees. The decrease in franchise and licenses revenue to $170.4 million in 2020 is primarily the result of the impact of the COVID-19 pandemic. Many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations during 2020 resulting in significant declines in revenues.

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

(In thousands)
Balance, December 25, 2019	$23,256
Fees received from franchisees	868
Revenue recognized (1)	(3,318)
Balance, December 30, 2020	20,806
Less current portion included in other current liabilities	1,997
Deferred franchise revenue included in other noncurrent liabilities	$18,809

    (1) Of this amount $3.2 million was included in the deferred franchise revenue balance as of December 25, 2019.

As of December 30, 2020, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
2021	$1,997
2022	1,893
2023	1,812
2024	1,760
2025	1,690
Thereafter	11,654
Deferred franchise revenue	$20,806

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of December 30, 2020 and December 25, 2019 was $6.1 million and $6.5 million, respectively. During the year ended December 30, 2020, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

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

Note 11.     Employee Benefit Plans

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

We made total contributions of $1.5 million, $1.9 million and $2.2 million for 2020, 2019 and 2018, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 30, 2020	December 25, 2019
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,337	$2,393
Interest cost	41	81
Actuarial losses	448	25
Benefits paid	(151)	(162)
Settlements	(377)	—
Benefit obligation at end of year	$2,298	$2,337
Accumulated benefit obligation	$2,298	$2,337
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	528	162
Benefits paid	(151)	(162)
Settlements	(377)	—
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(2,298)	$(2,337)
Amounts recognized on the balance sheet:
Other current liabilities	$(717)	$(662)
Other noncurrent liabilities	(1,581)	(1,675)
Net amount recognized	$(2,298)	$(2,337)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(1,087)	$(823)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Benefit obligation actuarial loss	$(448)	$(25)
Amortization of net loss	89	86
Settlement loss recognized	95	—
Other comprehensive income (loss)	$(264)	$61

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Interest cost	$41	$81	$76
Amortization of net loss	89	86	112
Settlement loss recognized	95	—	—
Net periodic benefit cost	$225	$167	$188

Assumptions

The discount rates used to determine the benefit obligations as of December 30, 2020 and December 25, 2019 were 1.34% and 2.56%, respectively. The discount rates used to determine net period pension costs for 2020, 2019 and 2018 were 2.56%, 3.83% and 3.08%, respectively.

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

Contributions and Expected Future Benefit Payments

We made contributions of $0.5 million and $0.2 million to our defined benefit plans during the years ended December 30, 2020 and December 25, 2019, respectively. We expect to contribute $0.7 million to our defined benefit plans during 2021.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2026 through 2030 are as follows:

Defined Benefit Plans
(In thousands)
2021	$716
2022	406
2023	550
2024	122
2025	100
2026 through 2030	413

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny’s Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 30, 2020, there were 2.0 million shares available for grant under the 2017 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2017 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income (loss) was as follows:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Employee share awards	$7,104	$5,765	$5,039
Restricted stock units for board members	844	929	999
Total share-based compensation	$7,948	$6,694	$6,038

The income tax benefits recognized as a component of the provision for (benefit from) income taxes in our Consolidated Statements of Operations related to share-based compensation expense were approximately $2.0 million, $1.7 million and $1.6 million during the years ended December 30, 2020, December 25, 2019 and December 26, 2018, respectively.

Employee Share Awards

Employee share awards consist of performance share units and restricted stock units (which are equity classified). Prior to fiscal 2020, we primarily granted performance share units (“PSUs”) containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies and performance share units containing a performance condition based on the Company’s achievement of certain operating metrics. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the employee share awards activity during the year ended December 30, 2020:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,681	$16.22
Granted	824	$10.47
Vested	(829)	$11.84
Forfeited	(113)	$16.25
Cancellations due to modification	(522)	$16.83
Reissuance due to modification	522	$9.04
Outstanding, end of year	1,563	$12.91
Convertible, end of year	577	$14.92

During the year ended December 30, 2020, as a component of our annual compensation program, we granted certain employees approximately 0.8 million restricted stock units with a weighted average grant date fair value of $10.47 per share that vest over a two-year period, as defined under the terms of the award. The vesting period for these restricted stock units is the two-year period beginning May 20, 2020 through May 20, 2022.

Modification of Performance Share Units

On September 30, 2020, the Company’s Board of Directors (the "Board") approved adjustments to certain PSUs granted to employees as part of the Company’s Long-Term Incentive Program.

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

2018 PSUs

The EPS Growth goal for the 2018 PSUs was measured in accordance with the methodology established at the time of grant for the first two years of the performance period, 2018-2019, before the onset of the COVID-19 pandemic. That performance was above the maximum goal that had been set. That portion of the award was then prorated by two-thirds (since two-thirds of the performance period had been completed before the pandemic). The modification impacts approximately 0.2 million PSUs with a fair value of approximately $2.4 million at the modification date based on the grant date fair value of $10.00, the market value of our stock on the date of grant. The modified award equals 100% of target (i.e., 150% performance times two-thirds). The modified award vested and was expensed during the year ended December 30, 2020 (the remaining term of the original award). Prior to the modification, the fair value of the award was zero.

2019 PSUs

The Board removed the 2019-2021 EPS Growth goal and will instead apply the 2019-2021 Relative TSR goal to that portion of the award. The modification impacts approximately 0.3 million PSUs with a fair value of approximately $2.3 million at the modification date. As these awards contain a market condition, a Monte Carlo valuation was used to determine the modification date fair value of $8.24 per share. The modified award will vest and be expensed over the fifteen-month period ending December 29, 2021 (the remaining term of the original award), subject to continued employment. Prior to the modification, the fair value of the award was zero.

The Board did not change the existing Relative TSR portion of either award. These adjustments were accounted for as modifications beginning in the fourth quarter of 2020.

For 2020, 2019 and 2018, the weighted average grant date fair value of awards granted was $10.47, $19.02 and $16.97, respectively.

We made payments of $0.2 million, $0.4 million and $0.2 million in cash during 2020, 2019 and 2018, respectively, related to converted performance share units. Payments relate to the payment of payroll taxes. The intrinsic value of units converted was $12.0 million, $16.9 million and $9.8 million during 2020, 2019 and 2018, respectively. As of December 30, 2020 and December 25, 2019, we had accrued compensation of $0.1 million and $0.1 million, respectively, included as a component of other current liabilities and $0.2 million and $0.2 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets, which represents future estimated payroll taxes. As of December 30, 2020, we had $8.8 million of unrecognized compensation cost related to unvested performance share unit awards granted, which is expected to be recognized over a weighted average of 1.3 years.

Restricted Stock Units for Board Members

During the year ended December 30, 2020, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $10.43 per unit to non-employee members of our Board. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board), upon termination as a member of our Board or in three equal annual installments commencing after termination of service as a member of our Board. During the year ended December 30, 2020, less than 0.1 million restricted stock units were converted into shares of common stock.

There were 0.8 million and 0.7 million restricted stock units outstanding as of December 30, 2020 and December 25, 2019, respectively. As of December 30, 2020, we had approximately $0.3 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2020, 2019 or 2018.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	140	$3.89
Exercised	(110)	$3.89
Outstanding, end of year	30	$3.89	0.1	$305
Exercisable, end of year	30	$3.89	0.1	$305

The total intrinsic value of the options exercised was $0.8 million, $6.6 million and $4.9 million during the years ended December 30, 2020, December 25, 2019 and December 26, 2018, respectively.

Note 13.     Refranchisings and Acquisitions

Refranchisings

The following table summarizes the activity related to our refranchising and development strategy. Gains (losses) on the sales of company restaurants and real estate are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Operations. See Note 14.

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(Dollars in thousands)
Restaurants sold to franchisees	—	105	8
Gains (losses) on sales of company restaurants:
Cash Proceeds	$—	$118,964	$1,777
Receivables	—	920	—
Less: Property sold	—	(30,511)	(2,448)
Less: Goodwill	—	(2,897)	(62)
Less: Intangibles	—	(2,260)	(13)
Less: Deferred gain	—	(1,350)	—
Total gains (losses) on sales of company restaurants	$—	$82,866	$(746)

Real estate parcels sold	10	6	—
Gains on sales of real estate:
Cash proceeds	$9,419	$10,680	$—
Noncash consideration	—	3,000	—
Less: Property sold	(3,648)	(1,686)	—
Less: Other assets	(835)	(120)	—
Total gains on sales of real estate	$4,936	$11,874	$—

No restaurants were sold to franchisees during 2020 as we completed our transition to a more franchise-based model during 2019. The majority of gains on sales of real estate during 2019 qualified for like-kind exchange treatment related to real estate acquired. In addition to the cash proceeds received on the sale of real estate during 2019, we also recorded additional noncash consideration for the fair value of restaurant space we expect to receive within a building being developed by the buyer of the real estate. The fair value of this space was determined using a market approach with Level 2 inputs based on third party appraisals of fair values of other similar properties. The $3.0 million of noncash consideration is recorded as a component of other noncurrent assets in our Consolidated Balance Sheets as of December 30, 2020 and December 25, 2019.

As of December 30, 2020, we have recorded assets held for sale at their carrying amount of $1.1 million (consisted of property of $1.0 million, other assets of $0.1 million) related to two parcels of real estate. There were $1.9 million in assets held for sale, at their carrying value, as of December 25, 2019 (consisted of property of $1.6 million, other assets of $0.2 million and goodwill of $0.1 million) related to four company restaurants and two pieces of real estate.

Acquisitions

We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates. The following table summarizes our restaurant and real estate acquisition activity.

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(Dollars in thousands)
Restaurants acquired from franchisees	—	—	6

Purchase price allocation:
Reacquired franchise rights	$—	$—	$5,434
Property	—	—	1,121
Goodwill	—	—	1,574
Total purchase price	$—	$—	$8,129

Finance leases recorded	$—	$—	$2,409

Real estate parcels acquired	—	5	1
Total purchase price	$—	$11,320	$1,787

Note 14.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consists of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Gains on sales of assets and other, net	$(4,678)	$(93,608)	$(513)
Restructuring charges and exit costs	2,403	2,428	1,575
Impairment charges	4,083	—	1,558
Operating (gains), losses and other charges, net	$1,808	$(91,180)	$2,620

Gains on sales of assets and other, net of $4.7 million for the year ended December 30, 2020 were primarily related to the sales of parcels of real estate. Gains on sales of assets and other, net of $93.6 million for the year ended December 25, 2019 were primarily the result of sales of company restaurants and real estate as part of our refranchising and development strategy. See Note 13 for details on refranchisings. Gains on sales of assets and other, net of $0.5 million for the year ended December 26, 2018 primarily related to gains of $1.2 million of insurance settlements on fire-damaged and hurricane-damaged restaurants, partially offset by $0.7 million of losses on sales of company owned units to franchisees.
Restructuring charges and exit costs consists of the following:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Exit costs	$204	$272	$518
Severance and other restructuring charges	2,199	2,156	1,057
Total restructuring charges and exit costs	$2,403	$2,428	$1,575

Exit costs primarily consists of costs related to closed restaurants. Exit cost liabilities were $0.1 million and $0.2 million as of December 30, 2020 and December 25, 2019, respectively. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 8.

Severance and other restructuring charges for the year ended December 30, 2020 were primarily related to positions eliminated as a cost reduction effort in response to the COVID-19 pandemic. Severance and other restructuring charges for the years ended December 25, 2019 and December 26, 2018 were primarily the result of positions eliminated as part of our refranchising and development strategy announced during the fourth quarter of 2018. As of December 30, 2020 and December 25, 2019, we had accrued severance and other restructuring charges of $0.6 million and $0.9 million, respectively. The balance as of December 30, 2020 is expected to be paid during the next 12 months.

We recorded impairment charges of $4.1 million for the year ended December 30, 2020 resulting from the impacts of the COVID-19 pandemic. The $4.1 million included $2.4 million related to property, $1.6 million related to operating lease ROU assets, $0.1 million related to reacquired franchise rights and less than $0.1 million related to finance lease ROU assets. Impairment charges of $1.6 million for the year ended December 26, 2018 primarily related to the impairment of an underperforming unit.

Note 15.     Income Taxes

The provisions for (benefits from) income taxes were as follows:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Current:
Federal	$(3,497)	$12,421	$(632)
State and local	(109)	5,156	1,833
Foreign	667	1,142	1,042
Deferred:
Federal	393	9,944	5,432
State and local	3,588	6,061	761
(Decrease) increase of valuation allowance	(3,041)	(2,935)	121
Total provision for (benefit from) income taxes	$(1,999)	$31,789	$8,557

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 30, 2020	December 25, 2019	December 26, 2018
Statutory provision rate	21%	21%	21%
State, foreign and local taxes, net of federal income tax benefit	(11)	8	6
Change in state valuation allowance	(1)	(2)	—
General business credits generated	9	(2)	(5)
Foreign tax credits generated	2	(1)	(2)
Carryback of net operating loss rate differential	12	—	—
Section 162(m) and share-based compensation	(11)	(3)	(3)
Insurance premiums	5	—	—
Other	2	—	(1)
Effective tax rate	28%	21%	16%

For 2020, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes and the generation of employment credits. The 2020 rate was also impacted by a $0.9 million benefit from the statutory rate differential due to a net operating loss carryback to a prior year and an expense of $1.0 million from disallowed compensation deductions.

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

The 2018 rate was primarily impacted by the statutory tax rate reduction under the Tax Cuts and Jobs Act of 2017. For 2018, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes and the generation of employment and foreign tax credits. In addition, the 2018 rate benefited $1.4 million from items related to share-based compensation.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law as a response to the economic impacts of the COVID-19 pandemic. As a result of the CARES Act, the Company is allowed to carryback a current year net operating loss to years 2015 and forward, to obtain approximately $2.1 million in federal income tax refunds. See Note 16 for a discussion of other items related to the CARES Act.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 30, 2020	December 25, 2019
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$3,315	$4,202
Finance lease liabilities	1,369	1,263
Operating lease liabilities	39,555	43,497
Accrued exit cost	25	48
Interest rate swaps	19,806	11,491
Pension, other retirement and compensation plans	10,638	10,549
Deferred income	5,337	4,688
General business and foreign tax credit carryforwards - state and federal	2,782	2,945
Net operating loss carryforwards - state	5,888	9,621
Charitable contribution carryforwards - federal and state	161	—
Total deferred tax assets before valuation allowance	88,876	88,304
Less: valuation allowance	(7,223)	(10,264)
Total deferred tax assets	81,653	78,040
Deferred tax liabilities:
Intangible assets	(14,579)	(14,858)
Deferred finance costs	(86)	(211)
Operating lease right-of-use assets	(35,732)	(40,751)
Fixed assets	(7,679)	(6,711)
Other accruals	(367)	(791)
Total deferred tax liabilities	(58,443)	(63,322)
Net deferred tax asset	$23,210	$14,718

The Company’s state net operating loss tax asset of approximately $5.9 million includes $4.6 million related to South Carolina.
The $3.0 million change in the valuation allowance primarily relates to the expiration of South Carolina net operating loss carryforwards that may never be utilized.
Of the $7.2 million valuation allowance, $4.4 million related to South Carolina net operating loss carryforwards, $1.5 million relates to California enterprise zone credits and $0.3 million relates to foreign tax credit carryforwards, all of which may never be utilized.
It is more likely than not that we will be able to utilize all of our existing temporary differences and most of our remaining state tax net operating losses and state credit tax carryforwards, net of existing valuation allowance, prior to their expiration.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 30, 2020	December 25, 2019
	(In thousands)
Balance, beginning of year	$1,047	$2,940
Decrease related to prior-year tax positions	—	(1,893)
Balance, end of year	$1,047	$1,047

There was no interest expense associated with unrecognized tax benefits for the years ended December 30, 2020 and December 25, 2019.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. We completed our federal audit by the Internal Revenue Service for tax year 2016 during 2019. We remain subject to examination for U.S. federal taxes for 2017, 2018 and 2019 and in the following major state jurisdictions: California (2016-2020), Florida (2017-2020) and Texas (2016-2020).

Note 16. Other CARES Act Provisions

The CARES Act allowed eligible employers to claim employee retention tax credits (“ERTC”) for qualified wages paid after March 12, 2020 and before January 1, 2021.

We qualified for the credit for the entire period subsequent to March 12, 2020 under the provisions of the CARES Act as (1) our business operations were fully or partially suspended due to government COVID-related orders limiting our business and (2) our gross receipts during a calendar quarter in 2020 were below 50% of the gross receipts for the same calendar quarter in 2019 and our sales never returned to 80% of 2019’s sales in any quarter within 2020. The amount of the credit for 2020 is 50% of qualified wages paid not to exceed $10,000 per person during 2020.

The total amount of credits recorded in 2020 related to the ERTC was $2.6 million, of which $0.9 million was included as a component of costs of company restaurant sales and $1.7 million was included as a component of general and administrative expenses in our Consolidated Statement of Operations for the year ended December 30, 2020.

In addition, as allowed under the CARES Act, we have deferred $3.1 million of our portion of FICA taxes. We expect to pay the amounts deferred in 2021.

Note 17. Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands, except per share amounts)
Net income (loss)	$(5,116)	$117,410	$43,693

Weighted average shares outstanding - basic	60,812	59,944	63,364
Effect of dilutive share-based compensation awards	—	1,889	2,198
Weighted average shares outstanding - diluted	60,812	61,833	65,562

Basic net income (loss) per share	$(0.08)	$1.96	$0.69
Diluted net income (loss) per share	$(0.08)	$1.90	$0.67

Anti-dilutive share-based compensation awards(1)	1,682	270	—

(1) For the year ended December 30, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect on loss per share.

Note 18.     Shareholders’ Equity

Share Repurchases

We suspended share repurchases as of February 27, 2020 and terminated our previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020 in light of uncertain market conditions arising from the COVID-19 pandemic. Under our amended credit agreement, we are prohibited, until the date of delivery of our financial statements for the fiscal quarter ending September 29, 2021, from making any stock repurchases.

Over the past several years, our Board has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2019, 2017 and 2016, the Board approved share repurchase programs for $250 million, $200 million and $100 million of our common stock, respectively.

During 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million, thus completing the 2017 repurchase program. During 2019, including the settlement of the 2018 accelerated share repurchase (“ASR”) agreement, we repurchased a total of 5.3 million shares of our common stock for approximately $103.0 million. During 2018, including shares repurchased under the 2018 ASR, we repurchased a total of 3.9 million shares of our common stock for $61.2 million. As of December 30, 2020, there was approximately $248.0 million remaining under the 2019 repurchase program.

In recent years, as part of our previously authorized share repurchase programs, we have entered into variable term, capped ASR agreements to repurchase our common stock. Pursuant to the terms of these ASR agreements, we pay cash, receive an initial delivery of shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and record treasury stock related to these shares. The remaining balance is recorded as an equity forward contract. When settled, the final delivery of shares is received and treasury stock is recorded related to the additional shares. The total number of shares repurchased is based on a combined discounted volume-weighted average price (“VWAP”) per share, which is determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement.

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

Repurchased shares as of December 25, 2019, are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

Retirement of Treasury Stock

In the fourth quarter of fiscal 2020, the Board approved the retirement of 54.0 million shares of Treasury stock at a weighted average share price of $10.26. As of year end December 30, 2020, no shares remained in treasury.

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

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 27, 2017	$(982)	$(1,334)	$(2,316)
Benefit obligation actuarial gain	96	—	96
Amortization of net loss (1)	112	—	112
Changes in the fair value of cash flow derivatives	—	(2,595)	(2,595)
Reclassification of cash flow derivatives to interest expense, net (2)	—	307	307
Income tax (expense) benefit	(53)	303	250
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Benefit obligation actuarial loss	(25)	—	(25)
Amortization of net loss (1)	86	—	86
Changes in the fair value of cash flow derivatives	—	(40,486)	(40,486)
Reclassification of cash flow derivatives to interest expense, net (2)	—	291	291
Income tax (expense) benefit	(15)	10,335	10,320
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Benefit obligation actuarial loss	(448)	—	(448)
Amortization of net loss (1)	89	—	89
Settlement loss recognized	95	—	95
Changes in the fair value of cash flow derivatives	—	(46,910)	(46,910)
Reclassification of cash flow derivatives to interest expense, net (2)	—	3,160	3,160
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income)(3)	—	7,354	7,354
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	783	783
Income tax benefit	67	9,365	9,432
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)

(1)    Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations. See Note 11 for additional details.
(2)    Amounts reclassified from accumulated other comprehensive loss into income represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Operations. We expect to reclassify approximately $3.9 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.
(3)     During the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations related to the portion of forecasted transaction no longer considered probable of occurring. The remaining losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the year ended December 30, 2020, we amortized approximately $0.8 million of losses to interest expense, net related to the 2018 Swaps. We expect to amortize approximately $0.2 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 19.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 30, 2020 consist of the following:

(In thousands)
Less than 1 year	$155,631
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$155,631

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 20.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 30, 2020	December 25, 2019	December 26, 2018
	(In thousands)
Income taxes paid, net	$6	$24,147	$3,254
Interest paid	$15,889	$17,792	$19,447

Noncash investing and financing activities:
Noncash consideration received in connection with the sale of real estate	$—	$3,000	$—
Notes received in connection with disposition of property	$—	$920	$—
Accrued purchase of property	$133	$1,791	$178
Insurance proceeds receivable	$—	$48	$653
Issuance of common stock, pursuant to share-based compensation plans	$7,949	$7,522	$4,671
Execution of finance leases	$142	$305	$3,623
Treasury stock payable	$—	$1,816	$72

Note 21.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2020 and 2019 are set forth below:

	Fiscal Year Ended December 30, 2020 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$42,291	$15,128	$27,849	$32,892
Franchise and licensing revenue	54,404	25,033	43,795	47,213
Total operating revenue	96,695	40,161	71,644	80,105
Total operating costs and expenses	78,649	53,688	68,404	81,185
Operating income (loss)	$18,046	$(13,527)	$3,240	$(1,080)
Net income (loss)	$9,013	$(22,965)	$6,477	$2,359
Basic net income (loss) per share (2)	$0.16	$(0.41)	$0.10	$0.04
Diluted net income (loss) per share (2)	$0.16	$(0.41)	$0.10	$0.04

	Fiscal Year Ended December 25, 2019 (3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sale	$98,545	$95,447	$63,582	$48,803
Franchise and licensing revenue	52,866	56,437	60,676	65,033
Total operating revenue	151,411	151,884	124,258	113,836
Total operating costs and expenses	127,280	105,769	56,084	87,273
Operating income	$24,131	$46,115	$68,174	$26,563
Net income	$15,490	$34,239	$49,122	$18,559
Basic net income per share (2)	$0.25	$0.57	$0.83	$0.32
Diluted net income per share (2)	$0.24	$0.55	$0.80	$0.31

(1)During 2020, the COVID-19 pandemic had a significant adverse impact on the Company’s business performance, results of operations and cash flows. The fiscal year ended December 30, 2020 includes 53 weeks of operations compared with 52 weeks for all other years presented.
(2)Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.
(3)During 2019, the Company migrated from a 90% franchised business model to one that is 96% franchised by selling company owned restaurants to franchisees which resulted in, among other items, a reduction in revenues and the recording of approximately $82.9 million of gains. In addition, the Company also recorded an additional $11.9 million of gains related to the sale of real estate. See Note 13 and Note 14 for details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer and Director	March 1, 2021
(John C. Miller)	(Principal Executive Officer)

/s/ Robert P. Verostek	Executive Vice President and Chief Financial Officer	March 1, 2021
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Senior Vice President, Chief Accounting Officer and Corporate Controller	March 1, 2021
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	March 1, 2021
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	March 1, 2021
(Bernadette S. Aulestia)

/s/ Gregg R. Dedrick	Director	March 1, 2021
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	March 1, 2021
(José M. Gutiérrez)

/s/ Robert E. Marks	Director	March 1, 2021
(Robert E. Marks)

/s/ Donald C. Robinson	Director	March 1, 2021
(Donald C. Robinson)

/s/ Laysha Ward	Director	March 1, 2021
(Laysha Ward)

/s/ F. Mark Wolfinger	President and Director	March 1, 2021
(F. Mark Wolfinger)