Form 10-Q
period 2021-03-31
DENNY'S Corp
filed 2021-05-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

As of April 29, 2021, 64,144,845 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 30, 2020
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,508	$3,892
Investments	2,064	2,272
Receivables, net	20,821	21,349
Inventories	1,169	1,181
Assets held for sale	1,620	1,125
Prepaid and other current assets	13,552	18,847
Total current assets	53,734	48,666
Property, net of accumulated depreciation of $146,825 and $146,583, respectively	83,963	86,154
Financing lease right-of-use assets, net of accumulated amortization of $10,333 and $9,907, respectively	9,401	9,830
Operating lease right-of-use assets, net	135,004	139,534
Goodwill	36,884	36,884
Intangible assets, net	51,226	51,559
Deferred financing costs, net	2,071	2,414
Deferred income taxes, net	18,052	23,210
Other noncurrent assets	32,590	32,698
Total assets	$422,925	$430,949
Liabilities
Current liabilities:
Current finance lease liabilities	$1,808	$1,839
Current operating lease liabilities	16,210	16,856
Accounts payable	10,632	12,021
Other current liabilities	47,169	46,462
Total current liabilities	75,819	77,178
Long-term liabilities:
Long-term debt	215,000	210,000
Noncurrent finance lease liabilities	13,116	13,530
Noncurrent operating lease liabilities	133,051	137,534
Liability for insurance claims, less current portion	9,930	10,309
Other noncurrent liabilities	78,081	112,844
Total long-term liabilities	449,178	484,217
Total liabilities	524,997	561,395
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 31, 2021: 64,145 shares issued and outstanding; December 30, 2020: 63,962 shares issued and outstanding	$641	$640
Paid-in capital	125,950	123,833
Deficit	(171,333)	(194,514)
Accumulated other comprehensive loss, net	(57,330)	(60,405)
Total shareholders' deficit	(102,072)	(130,446)
Total liabilities and shareholders' deficit	$422,925	$430,949

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$33,569	$42,291
Franchise and license revenue	47,007	54,404
Total operating revenue	80,576	96,695
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	8,272	10,130
Payroll and benefits	12,965	17,106
Occupancy	2,850	3,163
Other operating expenses	6,077	5,719
Total costs of company restaurant sales	30,164	36,118
Costs of franchise and license revenue, excluding depreciation and amortization	23,758	29,170
General and administrative expenses	16,947	7,742
Depreciation and amortization	3,661	4,146
Operating (gains), losses and other charges, net	532	1,473
Total operating costs and expenses, net	75,062	78,649
Operating income	5,514	18,046
Interest expense, net	4,277	3,951
Other nonoperating expense (income), net	(30,048)	2,763
Income before income taxes	31,285	11,332
Provision for income taxes	8,104	2,319
Net income	$23,181	$9,013

Basic net income per share	$0.36	$0.16
Diluted net income per share	$0.35	$0.16

Basic weighted average shares outstanding	65,251	56,300
Diluted weighted average shares outstanding	65,749	58,106

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Net income	$23,181	$9,013
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $10 and $6, respectively	30	17
Changes in the fair value of cash flow derivatives, net of tax of $763 and $(11,795), respectively	2,215	(32,928)
Reclassification of cash flow derivatives to interest expense, net of tax of $255 and $86, respectively	740	239
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $31 and $0, respectively	90	—
Other comprehensive income (loss)	3,075	(32,672)
Total comprehensive income (loss)	$26,256	$(23,659)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended March 31, 2021 and March 25, 2020
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	23,181	—	23,181
Other comprehensive income	—	—	—	—	—	—	3,075	3,075
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,002	—	—	2,002
Issuance of common stock for share-based compensation	153	1	—	—	(1)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, March 31, 2021	64,145	$641	—	$—	$125,950	$(171,333)	$(57,330)	$(102,072)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net income	—	—	—	—	—	9,013	—	9,013
Other comprehensive loss	—	—	—	—	—	—	(32,672)	(32,672)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(4,576)	—	—	(4,576)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	262	3	—	—	(3)	—	—	—
Balance, March 25, 2020	109,677	$1,097	(54,010)	$(553,973)	$599,401	$(180,385)	$(66,632)	$(200,492)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$23,181	$9,013
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,661	4,146
Operating (gains), losses and other charges, net	532	1,473
Gains on interest rate swap derivatives, net	(29,733)	—
Amortization of deferred financing costs	344	152
(Gains) losses on investments	8	(116)
Losses on termination of leases	34	28
Deferred income tax expense (benefit)	4,099	(2,577)
Share-based compensation expense (benefit)	3,472	(1,537)
Changes in assets and liabilities:
Receivables	353	15,815
Inventories	13	(4)
Other current assets	5,294	4,111
Other noncurrent assets	(201)	1,578
Operating lease assets and liabilities	(604)	(18)
Accounts payable	1,820	(7,465)
Accrued payroll	(1,704)	(12,783)
Accrued taxes	(380)	(971)
Other accrued liabilities	1,195	(6,337)
Other noncurrent liabilities	(1,149)	(2,607)
Net cash flows provided by operating activities	10,235	1,901
Cash flows from investing activities:
Capital expenditures	(1,583)	(2,818)
Proceeds (costs) from sales of restaurants, real estate and other assets	1,348	(35)
Investment purchases	—	(1,400)
Proceeds from sale of investments	200	—
Collections on notes receivable	215	505
Issuance of notes receivable	—	(408)
Net cash flows provided by (used in) investing activities	180	(4,156)
Cash flows from financing activities:
Revolver borrowings	7,500	102,500
Revolver payments	(2,500)	(24,500)
Long-term debt payments	(473)	(406)
Proceeds from exercise of stock options	116	—
Tax withholding on share-based payments	(1,309)	(3,036)
Deferred financing costs	(8)	—
Purchase of treasury stock	—	(36,008)
Net bank overdrafts	(3,125)	(449)
Net cash flows provided by financing activities	201	38,101
Increase in cash and cash equivalents	10,616	35,846
Cash and cash equivalents at beginning of period	3,892	3,372
Cash and cash equivalents at end of period	$14,508	$39,218
See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 31, 2021, the Denny's brand consisted of 1,649 restaurants, 1,584 of which were franchised/licensed restaurants and 65 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 and continuing into the current quarter ended March 31, 2021. During the quarter, most of our company and franchised and licensed restaurants were open but were typically operating with limited capacity. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business. However, we expect that the COVID-19 pandemic will continue to impact our results of operations for the balance of 2021. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 30, 2020 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 30, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 29, 2021. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Accounting Standards to be Adopted

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarified the guidance issued in March 2020, ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The guidance is effective through December 31, 2022. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial position or results of operations and has not adopted any of the transition relief available under the new guidance as of March 31, 2021.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables consisted of the following:

	March 31, 2021	December 30, 2020
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$16,593	$15,535
Financing receivables from franchisees	1,484	2,104
Vendor receivables	1,578	2,199
Credit card receivables	816	542
Other	1,794	2,668
Allowance for doubtful accounts	(1,444)	(1,699)
Total receivables, net	$20,821	$21,349

Other noncurrent assets:
Financing receivables from franchisees	$463	$502

Note 4.    Intangible Assets

Intangible assets consisted of the following:

	March 31, 2021		December 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	12,218	5,199	12,218	4,866
Intangible assets, net	$56,425	$5,199	$56,425	$4,866

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2021	December 30, 2020
	(In thousands)
Accrued payroll	$15,621	$17,076
Current portion of liability for insurance claims	4,625	4,667
Accrued taxes	4,469	4,850
Accrued advertising	7,486	4,318
Gift cards	5,478	6,127
Other	9,490	9,424
Other current liabilities	$47,169	$46,462

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 31, 2021:
Deferred compensation plan investments (1)	$13,438	$13,438	$—	$—
Interest rate swaps (2)	(41,589)	—	(41,589)	—
Investments (3)	2,064	—	2,064	—
Total	$(26,087)	$13,438	$(39,525)	$—

Fair value measurements as of December 30, 2020:
Deferred compensation plan investments (1)	$13,627	$13,627	$—	$—
Interest rate swaps (2)	(76,445)	—	(76,445)	—
Investments (3)	2,272	—	2,272	—
Total	$(60,546)	$13,627	$(74,173)	$—

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

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The outstanding senior secured revolver is carried at historical cost, which approximates fair value. The fair value of our senior secured revolver approximates its carrying value since it is a variable rate facility (Level 2).

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $375 million senior secured revolver (with a $30 million letter of credit sublimit). As of March 31, 2021, we had outstanding revolver loans of $215.0 million and outstanding letters of credit under the credit facility of $17.3 million. These balances resulted in availability of $142.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $87.2 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

As of March 31, 2021, borrowings under the credit facility bore interest at a rate of LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.40%. The maturity date for the credit facility is October 26, 2022.

Due to our credit facility amendment in December 2020, the total credit facility commitment will be reduced to $350 million on July 1, 2021. The Company continues to have supplemental monthly reporting obligations to its lenders and is prohibited from paying dividends and making stock repurchases and other general investments. Existing restrictions on capital expenditures of $10 million in the aggregate were in effect starting on May 13, 2020 through March 31, 2021, at which point the restrictions expanded to $12 million in the aggregate through September 29, 2021.

The consolidated fixed charge coverage ratio covenant was waived through March 31, 2021, at which point the covenant level becomes a minimum of 1.00x for the quarter ending June 30, 2021, adjusting to 1.25x for the quarter ending September 29, 2021, and 1.50x for the quarter ending December 29, 2021 and thereafter. The consolidated leverage ratio covenant was waived through March 31, 2021, at which point the covenant level becomes a maximum of 5.25x as of June 30, 2021, stepping down to

4.75x as of September 29, 2021, and 4.00x as of December 29, 2021 and thereafter. In addition, the Company is subject to a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of March 31, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.11% and 3.15% as of March 31, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.96% and 5.01% as of March 31, 2021 and December 30, 2020, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of March 31, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$8,255	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,701	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$29,633	3.19%
Total			$270,000		$41,589

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase annually until they reach the maximum notional amount of $425.0 million on September 28, 2029.

Swaps Designated as Cash Flow Hedges

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of other comprehensive income (loss). The interest rate swaps entered into in 2015 are designated as cash flow hedges with unrealized gain and losses recorded as a component of accumulated other comprehensive loss, net.

As of March 31, 2021, the fair value of swaps designated as cash flow hedges was $12.0 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive income, net in our Condensed Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $4.0 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter ended March 31, 2021, we reclassified unrealized losses of approximately $0.1 million to interest expense, net related to the 2018 Swaps. At March 31, 2021, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the quarter ended March 31, 2021, we recorded income of approximately $29.9 million as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value.

As of March 31, 2021, the fair value of the dedesignated interest rate swaps was $29.6 million and was recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We expect to amortize less than $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Company restaurant sales	$33,569	$42,291
Franchise and license revenue:
Royalties	20,844	23,847
Advertising revenue	14,111	17,526
Initial and other fees	1,838	1,697
Occupancy revenue	10,214	11,334
Franchise and license revenue	47,007	54,404
Total operating revenue	$80,576	$96,695

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Operating lease revenue	$7,913	$8,622
Variable lease revenue	2,301	2,712
Total occupancy revenue	$10,214	$11,334

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 30, 2020	$20,806
Fees received from franchisees	114
Revenue recognized (1)	(563)
Balance, March 31, 2021	20,357
Less current portion included in other current liabilities	1,972
Deferred franchise revenue included in other noncurrent liabilities	$18,385

(1) Of this amount $0.6 million was included in the deferred franchise revenue balance as of December 30, 2020.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 31, 2021 and December 30, 2020 was $5.5 million and $6.1 million, respectively. During the quarter ended March 31, 2021, we recognized revenue of $0.1 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Gains on sales of assets and other, net	$(942)	$(1,070)
Restructuring charges and exit costs	1,474	362
Impairment charges	—	2,181
Operating (gains), losses and other charges, net	$532	$1,473

During the quarter ended March 31, 2021, gains on sales of assets and other, net were primarily related to the sale of one parcel of real estate. During the quarter ended March 25, 2020, gains on sale of assets and other, net were primarily related to the sale of two real estate parcels.

As of March 31, 2021, we had recorded assets held for sale consisting of property at their carrying amount of $1.6 million related to two parcels of real estate. As of December 30, 2020, we had recorded assets held for sale at their carrying amount of $1.1 million (consisting of property of $1.0 million and other assets of $0.1 million) related to two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Exit costs	$82	$44
Severance and other restructuring charges	1,392	318
Total restructuring charges and exit costs	$1,474	$362

Exit costs primarily consists of costs related to closed restaurants. Exit cost liabilities were $0.1 million as of both March 31, 2021 and December 30, 2020. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of March 31, 2021 and December 30, 2020, we had accrued severance and other restructuring charges of $1.7 million and $0.6 million, respectively. The balance as of March 31, 2021 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Employee share awards	$3,253	$(1,746)
Restricted stock units for board members	219	209
Total share-based compensation	$3,472	$(1,537)

Employee Share Awards

During the quarter ended March 31, 2021, we granted certain employees approximately 0.5 million performance share units ("PSUs") with a grant date fair value of $24.74 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 31, 2020 and ending December 27, 2023. The PSUs will vest and be earned (from 0% to 200% of the target award) at the end of the performance period.

We also granted certain employees approximately 0.2 million restricted stock units ("RSUs") with a grant date fair value of $15.91 per share. The RSUs vest evenly over the three year period ending December 27, 2023.

During the quarter ended March 31, 2021, we issued 0.2 million shares of common stock related to vested performance share units. In addition, 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

As of March 31, 2021, we had approximately $22.3 million of unrecognized compensation cost related to unvested performance share awards and restricted share awards outstanding, which have a weighted average remaining contractual term of 2.2 years.

Restricted Stock Units for Board Members

As of March 31, 2021, we had approximately $0.1 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.2 years.

Note 11.     Income Taxes

The effective income tax rate was 25.9% for the quarter ended March 31, 2021, compared to 20.5% for the prior year period.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands, except for per share amounts)
Net income	$23,181	$9,013

Weighted average shares outstanding - basic	65,251	56,300
Effect of dilutive share-based compensation awards	498	1,806
Weighted average shares outstanding - diluted	65,749	58,106

Basic net income per share	$0.36	$0.16
Diluted net income per share	$0.35	$0.16

Anti-dilutive share-based compensation awards	273	1

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

Prior to entering into our amended credit agreement, during the quarter ended March 25, 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million. During the quarter ended March 25, 2020, we completed the $200 million share repurchase program that was approved by the Board of Directors in October 2017. In December 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $250 million of our common stock (in addition to the October 2017 authorization). At March 31, 2021, there was approximately $248.0 million remaining that can be used to repurchase our common stock under the current program. Repurchased shares were included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit. In the fourth quarter of fiscal 2020, the Board approved the retirement of 54.0 million shares of treasury stock at a weighted average share price of $10.26. As of March 31, 2021, no shares remained in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Amortization of net loss (1)	40	—	40
Changes in the fair value of cash flow derivatives	—	2,978	2,978
Reclassification of cash flow derivatives to interest expense, net (2)	—	995	995
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	121	121
Income tax expense related to items of other comprehensive income	(10)	(1,049)	(1,059)
Balance as of March 31, 2021	$(948)	$(56,382)	$(57,330)

(1)    Amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Operations during the quarter ended March 31, 2021.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Condensed Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.
(3)    The losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the quarter ended March 31, 2021, we amortized approximately $0.1 million of losses to interest expense, net related to the 2018 Swaps. We expect to amortize less than $0.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next 12 months. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Income taxes paid, net	$421	$224
Interest paid	$4,743	$3,596

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$2,435	$5,313
Execution of finance leases	$—	$11
Receivables in connection with disposition of property	$—	$2,291

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2020, this report on Form 10-Q and in the Company’s subsequent quarterly reports on Form 10-Q.
Impact of the COVID-19 Pandemic

Current Trends

Domestic system-wide same-store sales1 decreased 20.0% compared to the equivalent fiscal period in 2019 and decreased 9.7% compared to the equivalent fiscal period in 2020. Domestic system-wide same-store sales sequentially improved on a monthly basis during the first quarter ended March 31, 2021, as compared to the equivalent periods during 2019. This is due to expanding vaccine deployment which has led to the easing of stay-at-home orders and capacity restrictions. As the number of Denny’s restaurants operating with open dining rooms steadily improved to 98% of the domestic system, off-premise sales have remained strong.

In an effort to provide greater transparency due to the COVID-19 pandemic, Denny's is providing the following table that presents monthly same-store sales1 results compared to the equivalent fiscal periods during 2019:

Domestic System-Wide Same-Store Sales1 Compared to 2019 Fiscal Periods

	Domestic System-Wide Same-Store Sales[1]
	Fiscal Year 2021*
	Jan	Feb	Mar	Apr*
System	(31%)	(25%)	(9%)	(2%)

Open Dining Rooms	(15%)	(17%)	(5%)	(2%)
Closed Dining Rooms	(55%)	(40%)	(23%)	(7%)

24/7 Units	(20%)	(16%)	2%	11%
Limited Hour Units	(38%)	(32%)	(16%)	(11%)
	*April results are preliminary.

The following table presents domestic capacity restrictions:

Domestic Capacity Restrictions as of April 30, 2021*:

% of Domestic System
75% Capacity or Social Distancing	39%
50% - 66% Capacity	29%
25% - 33% Capacity	9%
Off-Premise Only	1%
No Restrictions	22%
Temporarily Closed	<1%
Total	100%
*Preliminary results.

Operating Initiatives

The Company remains focused on the safety and wellbeing of its guests, restaurant teams, franchisees, employees, and suppliers, and has remained in close contact with public health officials and government agencies to ensure all public health concerns are appropriately addressed. The Company’s enhanced safety and cleanliness protocols are expected to remain in place and may have an adverse impact on our operating costs.

Additionally, in response to many restaurants operating with dine-in restrictions and higher off-premise adoption and growth, the Company began a phased rollout of its first virtual brand, The Burger Den, during the first quarter. In April 2021, The Burger Den rollout was substantially complete at over 1,100 domestic locations, and the Company began the phased rollout of its second virtual brand, The Meltdown. Transactions from these two virtual brands are highly incremental and leverage labor during underutilized dayparts with approximately 70% of The Burger Den transactions occurring during dinner and late night.

Cost Savings Initiatives and Capital Allocation

The Company estimates annual savings of approximately $3.5 million related to permanent cost savings initiatives implemented during 2020. The majority of these savings are recognized in the Company’s corporate administrative expenses as a component of total general and administrative expenses. Additionally, the Company continues to analyze whether federal tax credits available in connection with the COVID-19 pandemic apply to wages paid to retained employees during the crisis.

The Company suspended share repurchases as of February 27, 2020, and terminated its Rule 10b5-1 Plan effective March 16, 2020, in light of uncertain market conditions arising from the COVID-19 pandemic. Under the Company’s current credit facility amendment completed in December 2020, the Company is prohibited from paying dividends, making stock repurchases and other general investments through the delivery of its fiscal third quarter 2021 results. As of March 31, 2021, the Company was in compliance with its financial covenants related to the amended credit facility. See Liquidity and Capital Resources – Credit Facility for more information. Subsequent to the end of the first quarter, the Company paid down $15 million on its revolving credit facility bringing the outstanding balance as of April 30, 2021 to $200 million.

Franchisee Support

Direct financial relief to Denny’s franchise partners that remains in place includes: deferral of remodels until January 2022 and deferral of most development commitments for one year from their original due date, both of which will be reviewed to determine if an additional extension is appropriate.

Furthermore, the Company has encouraged its franchisees to pursue available forms of relief under federal stimulus programs and franchisees representing approximately 98% of total domestic franchise restaurants have applied for funding under the second draw of the Paycheck Protection Program. Of those restaurants that have applied for funding, approximately 60% have received funding to date.
______________

(1)     Domestic system-wide same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open during the comparable periods noted. Total operating revenue is limited to company restaurant sales and royalties, advertising revenue, fees and occupancy revenue from non-consolidated franchised and licensed restaurants. Accordingly, domestic system-wide same-store sales should be considered as a supplement to, not a substitute for, the Company's results as reported under GAAP.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 31, 2021		March 25, 2020
	(Dollars in thousands)
Revenue:
Company restaurant sales	$33,569	41.7%	$42,291	43.7%
Franchise and license revenue	47,007	58.3%	54,404	56.3%
Total operating revenue	80,576	100.0%	96,695	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	8,272	24.6%	10,130	24.0%
Payroll and benefits	12,965	38.6%	17,106	40.4%
Occupancy	2,850	8.5%	3,163	7.5%
Other operating expenses	6,077	18.1%	5,719	13.5%
Total costs of company restaurant sales	30,164	89.9%	36,118	85.4%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	23,758	50.5%	29,170	53.6%
General and administrative expenses	16,947	21.0%	7,742	8.0%
Depreciation and amortization	3,661	4.5%	4,146	4.3%
Operating (gains), losses and other charges, net	532	0.7%	1,473	1.5%
Total operating costs and expenses, net	75,062	93.2%	78,649	81.3%
Operating income	5,514	6.8%	18,046	18.7%
Interest expense, net	4,277	5.3%	3,951	4.1%
Other nonoperating expense (income), net	(30,048)	(37.3)%	2,763	2.9%
Income before income taxes	31,285	38.8%	11,332	11.7%
Provision for income taxes	8,104	10.1%	2,319	2.4%
Net income	$23,181	28.8%	$9,013	9.3%

Other Data:
Company average unit sales	$523		$627
Franchise average unit sales	$326		$384
Company equivalent units (b)	64		67
Franchise equivalent units (b)	1,583		1,631
Company same-store sales decrease vs. prior year (c)(e)	(9.4)%		(9.4)%
Domestic franchise same-store sales decrease vs. prior year (c)(e)	(9.7)%		(6.0)%
Company same-store sales decrease vs. 2019 (c)(d)(e)	(23.9)%		N/A
Domestic franchise same-store sales decrease vs. 2019 (c)(d)(e)	(19.6)%		N/A

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.
(b)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(c)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(d)In an effort to provide greater transparency due to the COVID-19 pandemic, we are providing additional same-store sales information for 2021 that include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in fiscal 2019.
(e)Prior year amounts have not been restated for 2021 comparable units.

Unit Activity

	Quarter Ended
	March 31, 2021	March 25, 2020
Company restaurants, beginning of period	65	68
Units opened	—	—
Units closed	—	(1)
End of period	65	67

Franchised and licensed restaurants, beginning of period	1,585	1,635
Units opened	3	8
Units closed	(4)	(15)
End of period	1,584	1,628
Total restaurants, end of period	1,649	1,695

Company Restaurant Operations

During the quarter ended March 31, 2021, company restaurant sales decreased $8.7 million, or 20.6%, as compared to the prior year, primarily resulting from a 9.4% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic and three fewer equivalent company restaurants as of the end of such period as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales was 89.9% for the quarter compared to 85.4% for the prior year period.

Product costs were 24.6% for the quarter compared to 24.0% for the prior year period as a result of increases in purchases of paper products due to the increase in delivery and to-go orders related to the COVID-19 pandemic.

Payroll and benefits were 38.6% for the quarter compared to 40.4% in the prior year period. For the quarter, workers' compensation costs decreased 3.2 percentage points resulting from positive claims development. The current quarter benefited from $0.8 million of positive claims development compared to $0.3 million of negative claims development in the prior year quarter. The decrease in workers' compensation costs was partially offset by a 0.7 percentage point increase in group benefit costs and 0.6 percentage point increase in labor costs.

Occupancy costs were 8.5% for the quarter compared to 7.5% for the prior year period. The increase as a percentage of sales was primarily due to the sales deleveraging effect caused by the COVID-19 pandemic.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 31, 2021		March 25, 2020
	(Dollars in thousands)
Utilities	$1,225	3.6%	$1,436	3.4%
Repairs and maintenance	533	1.6%	789	1.9%
Marketing	967	2.9%	1,119	2.6%
Other direct costs	3,352	10.0%	2,375	5.6%
Other operating expenses	$6,077	18.1%	$5,719	13.5%

Other direct costs were 10.0% for the quarter compared to 5.6% for the prior year period. The increase as a percentage of sales was mostly due to the deleveraging effect of lower sales as well as higher delivery costs due to the increase in delivery sales. In addition, the increase in other direct costs included a 2.3 percentage point increase, or $0.8 million, of unfavorable legal settlement costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 31, 2021		March 25, 2020
	(Dollars in thousands)
Royalties	$20,844	44.4%	$23,847	43.8%
Advertising revenue	14,111	30.0%	17,526	32.2%
Initial and other fees	1,838	3.9%	1,697	3.1%
Occupancy revenue	10,214	21.7%	11,334	20.8%
Franchise and license revenue	$47,007	100.0%	$54,404	100.0%

Advertising costs	$14,111	30.0%	$17,526	32.2%
Occupancy costs	6,539	13.9%	7,409	13.6%
Other direct costs	3,108	6.6%	4,235	7.8%
Costs of franchise and license revenue	$23,758	50.5%	$29,170	53.6%

Franchise and license revenue decreased $7.4 million, or 13.6%, for the quarter compared to the prior year period. Royalties decreased $3.0 million, or 12.6%, for the quarter compared to the prior year period. Advertising revenue decreased $3.4 million, or 19.5%, for the quarter compared to the prior year period. The decreases in royalty and advertising revenue primarily resulted from a 9.7% decrease in domestic same-store sales and a decrease of 48 equivalent units as compared to the prior year period resulting from the impacts of the COVID-19 pandemic. Partially offsetting the current year decreases in royalties and advertising were abatements of $1.9 million of royalties and $1.2 million of advertising fees during the prior year period to help our franchisees weather the impact of the COVID-19 pandemic.

Initial and other fees increased $0.1 million, or 8.3%, for the quarter compared to the prior year period. Occupancy revenue decreased $1.1 million, or 9.9%, for the quarter compared to the prior year period. The decrease in occupancy revenue for the quarter primarily resulted from lease terminations and lower percentage rents as a result of sales decreases related to the impacts of the COVID-19 pandemic.

Costs of franchise and license revenue decreased $5.4 million, or 18.6%, for the quarter compared to the prior year period. The decreases were primarily related to the decrease in advertising costs, which corresponded to the related advertising revenue decreases noted above. Occupancy costs decreased $0.9 million, or 11.7%, for the quarter compared to prior year period. The decrease in occupancy costs for the quarter primarily resulted from lease terminations and lower percentage rent expense as a result of sales decreases. Other direct franchise costs decreased $1.1 million, or 26.6%, for the quarter compared to the prior year period. The decrease in other direct franchise costs was mostly due to $1.0 million bad debt allowance recorded in the prior year period and reversals of $0.2 million in the current period. As a result, costs of franchise and license revenue decreased to 50.5% for the quarter ended March 31, 2021 from 53.6% for the respective prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Corporate administrative expenses	$10,872	$11,781
Share-based compensation	3,472	(1,537)
Incentive compensation	2,086	14
Deferred compensation valuation adjustments	517	(2,516)
Total general and administrative expenses	$16,947	$7,742

Corporate administrative expenses decreased $0.9 million for the quarter primarily due to cost savings initiatives related to the COVID-19 pandemic. Share-based compensation increased $5.0 million for the quarter. Incentive compensation increased $2.1 million for the quarter. The increases in share-based compensation and incentive compensation primarily resulted from adjustments related to not meeting performance measures due to the impacts of the COVID-19 pandemic during the prior year. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Depreciation of property and equipment	$2,715	$2,881
Amortization of financing lease right-of-use assets	428	500
Amortization of intangible and other assets	518	765
Total depreciation and amortization expense	$3,661	$4,146

The decreases in depreciation and amortization expense during the quarter were primarily due to the closure of three company units in the prior year and certain intangible assets becoming fully amortized in the prior year.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Gains on sales of assets and other, net	$(942)	$(1,070)
Restructuring charges and exit costs	1,474	362
Impairment charges	—	2,181
Operating (gains), losses and other charges, net	$532	$1,473

Gains on sales of assets and other, net for the quarter ended March 31, 2021 were primarily related to the sale of one parcel of real estate. Gains on sales of assets and other, net for the quarter ended March 25, 2020 were primarily related to the sale of two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Exit costs	$82	$44
Severance and other restructuring charges	1,392	318
Total restructuring and exit costs	$1,474	$362

Restructuring and exit costs increased by $1.1 million for the current quarter compared to the prior year period. The increase for the quarter was primarily related to the relocation costs associated with moving certain employees to our support center in the Dallas, Texas area.

Impairment charges of $2.2 million for the quarter ended March 25, 2020 were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic.

Operating income was $5.5 million for the quarter ended March 31, 2021, compared to $18.0 million for the quarter ended March 25, 2020.

Interest expense, net consisted of the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Interest on credit facilities	$1,701	$2,379
Interest on interest rate swaps	995	325
Interest on financing lease liabilities	768	785
Letters of credit and other fees	355	261
Interest income	(8)	(30)
Total cash interest, net	3,811	3,720
Amortization of deferred financing costs	344	152
Amortization of interest rate swap losses	121	—
Interest accretion on other liabilities	1	79
Total interest expense, net	$4,277	$3,951

Total cash interest expense, net increased by $0.1 million for the quarter compared to the prior year period. Combined interest on credit facility borrowings and interest rate swaps was nearly flat. The decrease in credit facility interest was due to decreased average borrowings and lower average interest rates on the credit facility. Costs of our interest rate swaps increased as a result of the decrease in LIBOR, which increased the spread payments on our effective interest rate swaps. Additionally, contributing to the increase in total interest expense net, for the quarter was a $0.2 million increase in the amortization of deferred financing costs resulting from prior year credit facility amendments and $0.1 million in amortization of interest rate swap losses due to our dedesignated interest rate swaps.

Other nonoperating expense (income), net was income of $30.0 million for the quarter compared to expense of $2.8 million for the prior year period. Other nonoperating expense (income) for the quarter primarily consisted of $29.9 million of gains related to interest rate swap valuation adjustments. Additionally, nonoperating expense increased by $2.9 million as compared to the prior year period primarily due to losses on deferred compensation plan investments in the prior year period.

Provision for income taxes was $8.1 million for the quarter compared to $2.3 million for the prior year period. The effective tax rate was 25.9% for the quarter compared to 20.5% for the prior year period.

Net income was $23.2 million for the quarter ended March 31, 2021, compared to $9.0 million for the quarter ended March 25, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and, prior to the second quarter of 2020, the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Net cash provided by operating activities	$10,235	$1,901
Net cash provided by (used in) investing activities	180	(4,156)
Net cash provided by financing activities	201	38,101
Increase in cash and cash equivalents	$10,616	$35,846

Net cash flows provided by operating activities were $10.2 million for the quarter ended March 31, 2021 compared to $1.9 million for the quarter ended March 25, 2020. The increase in cash flows provided by operating activities was primarily due to the timing of prior year accrual payments during the quarter ended March 25, 2020. We believe that our estimated cash flows from operations for 2021, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows provided by investing activities were $0.2 million for the quarter ended March 31, 2021. These cash flows primarily consisted of proceeds from sales of real estate of $1.3 million, proceeds from sales of investments of $0.2 million and collections on notes receivable of $0.2 million, partially offset by capital expenditures of $1.6 million. Net cash flows used in investing activities were $4.2 million for the quarter ended March 25, 2020. These cash flows were primarily comprised of capital expenditures of $2.8 million and investment purchases of $1.4 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 31, 2021	March 25, 2020
	(In thousands)
Facilities	$997	$1,073
New construction	—	64
Remodeling	340	596
Information technology	189	925
Other	57	160
Capital expenditures	$1,583	$2,818

Cash flows provided by financing activities were $0.2 million for the quarter ended March 31, 2021, which included net long-term debt borrowings of $4.5 million, partially offset by net bank overdraft payments of $3.1 million and payments of tax withholdings on share-based compensation of $1.3 million. Cash flows provided by financing activities were $38.1 million for the quarter ended March 25, 2020, which included net long-term debt borrowings of $77.6 million, partially offset by cash payments for stock repurchases of $36.0 million.

Our working capital deficit was $22.1 million at March 31, 2021 compared to $28.5 million at December 30, 2020. The decrease in working capital deficit was primarily related to cash reserves being held at March 31, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $375 million senior secured revolver (with a $30 million letter of credit sublimit). As of March 31, 2021, we had outstanding revolver loans of $215.0 million and outstanding letters of credit under the credit facility of $17.3 million. These balances resulted in availability of $142.7 million under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $87.2 million. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

As of March 31, 2021, borrowings under the credit facility bore interest at a rate of LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.40%. The maturity date for the credit facility is October 26, 2022.

Due to our credit facility amendment in December 2020, the total credit facility commitment will be reduced to $350 million on July 1, 2021. The Company continues to have supplemental monthly reporting obligations to its lenders and is prohibited from paying dividends and making stock repurchases and other general investments. Existing restrictions on capital expenditures of $10 million in the aggregate were in effect starting on May 13, 2020 through March 31, 2021, at which point the restrictions expanded to $12 million in the aggregate through September 29, 2021.

The consolidated fixed charge coverage ratio covenant was waived through March 31, 2021, at which point the covenant level becomes a minimum of 1.00x for the quarter ending June 30, 2021, adjusting to 1.25x for the quarter ending September 29, 2021, and 1.50x for the quarter ending December 29, 2021 and thereafter. The consolidated leverage ratio covenant was waived through March 31, 2021, at which point the covenant level becomes a maximum of 5.25x as of June 30, 2021, stepping down to 4.75x as of September 29, 2021, and 4.00x as of December 29, 2021 and thereafter. In addition, the Company is subject to a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of March 31, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.11% and 3.15% as of March 31, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.96% and 5.01% as of March 31, 2021 and December 30, 2020, respectively.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 31, 2021, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 3.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of March 31, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$8,255	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,701	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$29,633	3.19%
Total			$270,000		$41,589
(1)     The notional amounts of the swaps entered into on February 15, 2018 increase annually until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of March 31, 2021, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at March 31, 2021, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer, John C. Miller, and our Executive Vice President and Chief Financial Officer, Robert P. Verostek) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Miller and Verostek each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Miller and Verostek, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
31.1	Certification of John C. Miller, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John C. Miller, Chief Executive Officer of Denny's Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 4, 2021	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	May 4, 2021	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller