Form 10-Q
period 2021-06-30
DENNY'S Corp
filed 2021-08-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☐   No  ☒

As of July 29, 2021, 64,199,998 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 30, 2020
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,882	$3,892
Investments	2,069	2,272
Receivables, net	20,407	21,349
Inventories	1,280	1,181
Assets held for sale	1,621	1,125
Prepaid and other current assets	12,168	18,847
Total current assets	48,427	48,666
Property, net of accumulated depreciation of $149,516 and $146,583, respectively	82,490	86,154
Financing lease right-of-use assets, net of accumulated amortization of $10,684 and $9,907, respectively	9,437	9,830
Operating lease right-of-use assets, net	135,229	139,534
Goodwill	36,884	36,884
Intangible assets, net	50,892	51,559
Deferred financing costs, net	1,727	2,414
Deferred income taxes, net	19,854	23,210
Other noncurrent assets	33,407	32,698
Total assets	$418,347	$430,949
Liabilities
Current liabilities:
Current finance lease liabilities	$1,637	$1,839
Current operating lease liabilities	16,348	16,856
Accounts payable	14,376	12,021
Other current liabilities	55,251	46,462
Total current liabilities	87,612	77,178
Long-term liabilities:
Long-term debt	180,000	210,000
Noncurrent finance lease liabilities	13,265	13,530
Noncurrent operating lease liabilities	132,959	137,534
Liability for insurance claims, less current portion	9,602	10,309
Other noncurrent liabilities	94,332	112,844
Total long-term liabilities	430,158	484,217
Total liabilities	517,770	561,395
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 30, 2021: 64,200 shares issued and outstanding; December 30, 2020: 63,962 shares issued and outstanding	$642	$640
Paid-in capital	129,176	123,833
Deficit	(172,161)	(194,514)
Accumulated other comprehensive loss, net	(57,080)	(60,405)
Total shareholders' deficit	(99,423)	(130,446)
Total liabilities and shareholders' deficit	$418,347	$430,949

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$47,572	$15,128	$81,141	$57,419
Franchise and license revenue	58,593	25,033	105,600	79,437
Total operating revenue	106,165	40,161	186,741	136,856
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	11,447	4,305	19,719	14,435
Payroll and benefits	16,970	8,039	29,935	25,145
Occupancy	2,844	2,728	5,694	5,891
Other operating expenses	6,552	4,534	12,629	10,253
Total costs of company restaurant sales	37,813	19,606	67,977	55,724
Costs of franchise and license revenue, excluding depreciation and amortization	28,735	15,244	52,493	44,414
General and administrative expenses	17,548	13,153	34,495	20,895
Depreciation and amortization	3,897	4,058	7,558	8,204
Operating (gains), losses and other charges, net	(113)	1,627	419	3,100
Total operating costs and expenses, net	87,880	53,688	162,942	132,337
Operating income (loss)	18,285	(13,527)	23,799	4,519
Interest expense, net	4,066	4,947	8,343	8,898
Other nonoperating expense (income), net	16,251	9,565	(13,797)	12,328
Income (loss) before income taxes	(2,032)	(28,039)	29,253	(16,707)
Provision for (benefit from) income taxes	(1,204)	(5,074)	6,900	(2,755)
Net income (loss)	$(828)	$(22,965)	$22,353	$(13,952)

Basic net income (loss) per share	$(0.01)	$(0.41)	$0.34	$(0.25)
Diluted net income (loss) per share	$(0.01)	$(0.41)	$0.34	$(0.25)

Basic weighted average shares outstanding	65,294	55,686	65,273	55,993
Diluted weighted average shares outstanding	65,294	55,686	65,789	55,993

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Net income (loss)	$(828)	$(22,965)	$22,353	$(13,952)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $11, $6, $21 and $12, respectively	29	16	59	33
Changes in the fair value of cash flow derivatives, net of tax of $(192), $(772), $571 and $(12,567), respectively	(561)	(2,230)	1,654	(35,158)
Reclassification of cash flow derivatives to interest expense, net of tax of $257, $334, $512 and $420, respectively	748	967	1,488	1,206
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income), net of tax of $0, $1,892, $0 and $1,892, respectively	—	5,462	—	5,462
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $11, $69, $42 and $69, respectively	34	200	124	200
Other comprehensive income (loss)	250	4,415	3,325	(28,257)
Total comprehensive income (loss)	$(578)	$(18,550)	$25,678	$(42,209)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended June 30, 2021 and June 24, 2020
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 31, 2021	64,145	$641	—	$—	$125,950	$(171,333)	$(57,330)	(102,072)
Net loss	—	—	—	—	—	(828)	—	(828)
Other comprehensive income	—	—	—	—	—	—	250	250
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,227	—	—	3,227
Issuance of common stock for share-based compensation	55	1	—	—	(1)	—	—	—
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	$(99,423)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 25, 2020	109,677	$1,097	(54,010)	$(553,973)	$599,401	$(180,385)	$(66,632)	$(200,492)
Net loss	—	—	—	—	—	(22,965)	—	(22,965)
Other comprehensive income	—	—	—	—	—	—	4,415	4,415
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,469	—	—	1,469
Issuance of common stock for share-based compensation	25	—	—	—	—	—	—	—
Exercise of common stock options	17	—	—	—	66	—	—	66
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 30, 2021 and June 24, 2020
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	22,353	—	22,353
Other comprehensive income	—	—	—	—	—	—	3,325	3,325
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	5,229	—	—	5,229
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	$(99,423)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(13,952)	—	(13,952)
Other comprehensive loss	—	—	—	—	—	—	(28,257)	(28,257)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(3,107)	—	—	(3,107)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	287	3	—	—	(3)	—	—	—
Exercise of common stock options	17	—	—	—	66	—	—	66
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 30, 2021	June 24, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22,353	$(13,952)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	7,558	8,204
Operating (gains), losses and other charges, net	419	3,100
(Gains) losses and amortization on interest rate swap derivatives, net	(12,506)	11,466
Amortization of deferred financing costs	688	340
Losses (gains) on investments	3	(91)
(Gains) losses on termination of leases	(72)	53
Deferred income tax expense (benefit)	2,211	(3,705)
Share-based compensation expense (benefit)	6,860	(26)
Changes in assets and liabilities:
Receivables	757	9,342
Inventories	(98)	175
Prepaids and other current assets	6,677	(2,593)
Other noncurrent assets	(1,317)	106
Operating lease assets and liabilities	(821)	1,769
Accounts payable	5,620	(537)
Accrued payroll	1,992	(11,519)
Accrued taxes	434	(712)
Other accrued liabilities	4,649	(6,551)
Other noncurrent liabilities	(2,036)	(2,827)
Net cash flows provided by (used in) operating activities	43,371	(7,958)
Cash flows from investing activities:
Capital expenditures	(3,108)	(4,476)
Proceeds from sales of restaurants, real estate and other assets	1,612	2,208
Investment purchases	—	(1,400)
Proceeds from sale of investments	200	2,900
Collections on notes receivable	383	918
Issuance of notes receivable	(94)	(484)
Net cash flows used in investing activities	(1,007)	(334)
Cash flows from financing activities:
Revolver borrowings	9,500	130,000
Revolver payments	(39,500)	(63,000)
Long-term debt payments	(980)	(594)
Proceeds from exercise of stock options	116	66
Tax withholding on share-based payments	(1,377)	(3,036)
Deferred financing costs	(8)	(982)
Purchase of treasury stock	—	(36,008)
Net bank overdrafts	(3,125)	(449)
Net cash flows provided by (used in) financing activities	(35,374)	25,997
Increase in cash and cash equivalents	6,990	17,705
Cash and cash equivalents at beginning of period	3,892	3,372
Cash and cash equivalents at end of period	$10,882	$21,077
See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 30, 2021, the Denny's brand consisted of 1,645 restaurants, 1,580 of which were franchised/licensed restaurants and 65 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 with continuing impacts into the current quarter ended June 30, 2021. While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business. However, we expect that the COVID-19 pandemic will continue to impact our results of operations for the balance of 2021.

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

Accounting Standards to be Adopted

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarified the guidance issued in March 2020, ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The guidance is effective through December 31, 2022. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial position or results of operations and has not adopted any of the transition relief available under the new guidance as of June 30, 2021.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables consisted of the following:

	June 30, 2021	December 30, 2020
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$15,580	$15,535
Financing receivables from franchisees	1,082	2,104
Vendor receivables	2,023	2,199
Credit card receivables	684	542
Other	2,062	2,668
Allowance for doubtful accounts	(1,024)	(1,699)
Total receivables, net	$20,407	$21,349

Other noncurrent assets:
Financing receivables from franchisees	$398	$502

Note 4.    Intangible Assets

Intangible assets consisted of the following:

	June 30, 2021		December 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	12,218	5,533	12,218	4,866
Intangible assets, net	$56,425	$5,533	$56,425	$4,866

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2021	December 30, 2020
	(In thousands)
Accrued payroll	$19,452	$17,076
Current portion of liability for insurance claims	4,424	4,667
Accrued taxes	5,283	4,850
Accrued advertising	11,570	4,318
Gift cards	5,573	6,127
Other	8,949	9,424
Other current liabilities	$55,251	$46,462

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 30, 2021:
Deferred compensation plan investments (1)	$14,049	$14,049	$—	$—
Interest rate swaps (2)	(57,738)	—	(57,738)	—
Investments (3)	2,069	—	2,069	—
Total	$(41,620)	$14,049	$(55,669)	$—

Fair value measurements as of December 30, 2020:
Deferred compensation plan investments (1)	$13,627	$13,627	$—	$—
Interest rate swaps (2)	(76,445)	—	(76,445)	—
Investments (3)	2,272	—	2,272	—
Total	$(60,546)	$13,627	$(74,173)	$—

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

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility, as amended, consisting of a five-year $375 million senior secured revolver (with a $30 million letter of credit sublimit) which was reduced to $350 million on July 1, 2021. As of June 30, 2021, we had outstanding revolver loans of $180.0 million and outstanding letters of credit under the credit facility of $15.7 million. These balances resulted in availability of $179.3 million as of June 30, 2021 under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $120.2 million as of June 30, 2021. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

As of June 30, 2021, borrowings under the credit facility bore interest at a rate of LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.40%. The maturity date for the credit facility is October 26, 2022.

The Company is prohibited from paying dividends and making stock repurchases and other general investments through the delivery of its fiscal third quarter 2021 results. Limitations on capital expenditures of $12 million are in effect for the period of May 13, 2020 through September 29, 2021. As of June 30, 2021, approximately $6.4 million of the $12 million has been utilized.

The consolidated fixed charge coverage ratio covenant was a minimum of 1.00x for the quarter ended June 30, 2021, adjusting to 1.25x for the quarter ending September 29, 2021, and 1.50x for the quarter ending December 29, 2021 and thereafter. The consolidated leverage ratio covenant was a maximum of 5.25x as of June 30, 2021, stepping down to 4.75x as of September 29, 2021, and 4.00x as of December 29, 2021 and thereafter. In addition, the Company is subject to a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of June 30, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.11% and 3.15% as of June 30, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.31% and 5.01% as of June 30, 2021 and December 30, 2020, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of June 30, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$7,921	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,783	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$46,034	3.19%
Total			$270,000		$57,738

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

As of June 30, 2021, the fair value of swaps designated as cash flow hedges was a liability of $11.7 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Condensed Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $4.0 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter and two quarters ended June 30, 2021, we reclassified unrealized losses of approximately less than $0.1 million and $0.2 million, respectively, to interest expense, net related to the 2018 Swaps. At June 30, 2021, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize less than $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the quarter and two quarters ended June 30, 2021, we recorded approximately $17.2 million of expense and $12.7 million of income, respectively, as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value. As of June 30, 2021, the fair value of the dedesignated interest rate swaps was a liability of $46.0 million and was recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Company restaurant sales	$47,572	$15,128	$81,141	$57,419
Franchise and license revenue:
Royalties	27,117	6,719	47,961	30,566
Advertising revenue	18,600	7,232	32,711	24,758
Initial and other fees	2,066	1,346	3,904	3,043
Occupancy revenue	10,810	9,736	21,024	21,070
Franchise and license revenue	58,593	25,033	105,600	79,437
Total operating revenue	$106,165	$40,161	$186,741	$136,856

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Operating lease revenue	$7,668	$8,060	$15,581	$16,682
Variable lease revenue	3,142	1,676	5,443	4,388
Total occupancy revenue	$10,810	$9,736	$21,024	$21,070

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 30, 2020	$20,806
Fees received from franchisees	303
Revenue recognized (1)	(1,175)
Balance, June 30, 2021	19,934
Less current portion included in other current liabilities	1,946
Deferred franchise revenue included in other noncurrent liabilities	$17,988

(1) Of this amount $1.2 million was included in the deferred franchise revenue balance as of December 30, 2020.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 30, 2021 and December 30, 2020 was $5.6 million and $6.1 million, respectively. During the two quarters ended June 30, 2021, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
(Gains) losses on sales of assets and other, net	$(65)	$12	$(1,007)	$(1,058)
Restructuring charges and exit costs	(48)	1,615	1,426	1,977
Impairment charges	—	—	—	2,181
Operating (gains), losses and other charges, net	$(113)	$1,627	$419	$3,100

During the two quarters ended June 30, 2021, gains on sales of assets and other, net were primarily related to the sale of one parcel of real estate. During the two quarters ended June 24, 2020, (gains) losses on sales of assets and other, net were primarily related to the sale of two real estate parcels.

As of June 30, 2021, we had recorded assets held for sale consisting of property at their carrying amount of $1.6 million related to two parcels of real estate. As of December 30, 2020, we had recorded assets held for sale at their carrying amount of $1.1 million (consisting of property of $1.0 million and other assets of $0.1 million) related to two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Exit costs	$141	$50	$223	$94
Severance and other restructuring charges	(189)	1,565	1,203	1,883
Total restructuring charges and exit costs	$(48)	$1,615	$1,426	$1,977

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities were $0.1 million as of both June 30, 2021 and December 30, 2020. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of June 30, 2021 and December 30, 2020, we had accrued severance and other restructuring charges of $0.7 million and $0.6 million, respectively. The balance as of June 30, 2021 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Employee share awards	$3,164	$1,326	$6,417	$(420)
Restricted stock units for board members	224	185	443	394
Total share-based compensation	$3,388	$1,511	$6,860	$(26)

Employee Share Awards

During the two quarters ended June 30, 2021, we granted certain employees approximately 0.5 million performance share units ("PSUs") with a grant date fair value of $24.74 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies (from 0% to 200% of the target award). As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 31, 2020 and ending December 27, 2023. The PSUs will completely vest and be earned at the end of the performance period at which point the TSR will be determined.

We also granted certain employees approximately 0.2 million restricted stock units ("RSUs") with a grant date fair value of $15.91 per share. The RSUs vest evenly over the three year period ending December 27, 2023.

During the two quarters ended June 30, 2021, we issued 0.2 million shares of common stock related to vested performance share units. In addition, 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

We recognize compensation cost associated with our PSU and RSU awards on a straight-line basis over the entire performance period of the awards. As of June 30, 2021, we had approximately $19.1 million of unrecognized compensation cost related to unvested performance share awards and restricted share awards outstanding, which have a weighted average remaining contractual term of 2.0 years.

Restricted Stock Units for Board Members

During the quarter and two quarters ended June 30, 2021, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $17.35 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board.

During the quarter and two quarters ended June 30, 2021, less than 0.1 million restricted stock units were converted into shares of common stock.

As of June 30, 2021, we had approximately $0.8 million of unrecognized compensation cost related to unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 59.3% for the quarter and 23.6% for the two quarters ended June 30, 2021, compared to 18.1% and 16.5% for the prior year periods, respectively. The 2021 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 13.4% and (1.2)%, respectively. The 2020 quarterly and year-to-date rates included a benefit from the reclassification of cash flow derivatives from accumulated other comprehensive loss, net of 7.0% and 11.7%, respectively.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands, except per share amounts)
Net income (loss)	$(828)	$(22,965)	$22,353	$(13,952)

Weighted average shares outstanding - basic	65,294	55,686	65,273	55,993
Effect of dilutive share-based compensation awards(1)	—	—	516	—
Weighted average shares outstanding - diluted	65,294	55,686	65,789	55,993

Basic net income (loss) per share	$(0.01)	$(0.41)	$0.34	$(0.25)
Diluted net income (loss) per share	$(0.01)	$(0.41)	$0.34	$(0.25)

Anti-dilutive share-based compensation awards(1)	998	3,493	483	3,493
(1) For the quarter ended June 30, 2021 and for the quarter and two quarters ended June 24, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect.

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

Prior to suspending share repurchases, during the quarter ended March 25, 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million. During the quarter ended March 25, 2020, we completed the $200 million share repurchase program that was approved by the Board of Directors in October 2017. In December 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $250 million of our common stock (in addition to the October 2017 authorization). At June 30, 2021, there was approximately $248.0 million remaining that can be used to repurchase our common stock under the current program. Repurchased shares were included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit. In the fourth quarter of fiscal 2020, the Board approved the retirement of 54.0 million shares of treasury stock at a weighted average share price of $10.26. As of June 30, 2021, no shares remained in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Amortization of net loss (1)	80	—	80
Changes in the fair value of cash flow derivatives	—	2,225	2,225
Reclassification of cash flow derivatives to interest expense, net (2)	—	2,000	2,000
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	166	166
Income tax expense related to items of other comprehensive income	(21)	(1,125)	(1,146)
Balance as of June 30, 2021	$(919)	$(56,161)	$(57,080)

(1)    Amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Operations during the two quarters ended June 30, 2021.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Condensed Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.
(3)    The losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the two quarters ended June 30, 2021, we amortized approximately $0.2 million of losses to interest expense, net related to the 2018 Swaps. We expect to amortize less than $0.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next 12 months. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 30, 2021	June 24, 2020
	(In thousands)
Income taxes paid, net	$1,942	$277
Interest paid	$8,478	$8,057

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$3,087	$5,808
Execution of finance leases	$464	$11

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2020, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, this report on Form 10-Q and in the Company’s subsequent quarterly reports on Form 10-Q.
Current Trends

Domestic system-wide same-store sales1 for the quarter ended June 30, 2021 decreased 1.2% compared to the equivalent fiscal period in 2019 and increased 117.0% compared to the equivalent fiscal period in 2020. Over 99% of Denny’s restaurants were operating with open dining rooms as of the end of the current quarter with an effective capacity of approximately 98%.

Total off-premise sales at domestic and franchised restaurants, inclusive of virtual brands, have remained strong at approximately 24% of average weekly sales in July 2021 compared to pre-pandemic levels in February 2020 of approximately 12%.

Sales at domestic and franchised restaurants in the quarter benefited from over 1,100 active locations with the Company’s first virtual brand, The Burger Den. The Company began a phased rollout of its second virtual brand, The Meltdown, in April 2021 and is expected to be substantially complete with the rollout during the third quarter at approximately half of its domestic locations. Transactions from these two virtual brands are highly incremental and leverage labor during underutilized dayparts with nearly 70% of transactions occurring during dinner and late night.

Nearly 40% of domestic company and franchised restaurants were operating 24/7 at the end of the second quarter with staffing challenges being the primary headwind preventing restaurants from opening at the late night daypart. To address the industry-wide staffing challenges, the Company conducted a hiring tour and engaged a third-party vendor to enhance its online recruiting allowing franchisees to post open positions on its career website with greater visibility to potential applicants.

In an effort to provide greater transparency due to the COVID-19 pandemic, Denny's is providing the following table that presents monthly same-store sales1 results compared to the equivalent fiscal periods during 2019:

Domestic System-Wide Same-Store Sales1 Compared to 2019 Fiscal Periods

	Domestic System-Wide Same-Store Sales[1]
	Fiscal Year 2021*
	Jan	Feb	Mar	Apr	May	Jun	Jul*
System	(31%)	(25%)	(9%)	(2%)	(3%)	1%	3%

24/7 Units	(20%)	(16%)	2%	11%	11%	14%	15%
Limited Hour Units	(38%)	(32%)	(16%)	(11%)	(12%)	(8%)	(7%)
	*July results are preliminary.

	Domestic Average Units
	Fiscal Year 2021
	Jan	Feb	Mar	Apr	May	Jun	Jul *
System	1,504	1,501	1,501	1,499	1,498	1,497	1,495

24/7 Units	519	532	569	566	561	566	576
Limited Hour Units	939	928	912	920	926	920	909
	*July results are preliminary.

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

	Quarter Ended				Two Quarters Ended
	June 30, 2021		June 24, 2020		June 30, 2021		June 24, 2020
	(Dollars in thousands)
Revenue:
Company restaurant sales	$47,572	44.8%	$15,128	37.7%	$81,141	43.5%	$57,419	42.0%
Franchise and license revenue	58,593	55.2%	25,033	62.3%	105,600	56.5%	79,437	58.0%
Total operating revenue	106,165	100.0%	40,161	100.0%	186,741	100.0%	136,856	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	11,447	24.1%	4,305	28.5%	19,719	24.3%	14,435	25.1%
Payroll and benefits	16,970	35.7%	8,039	53.1%	29,935	36.9%	25,145	43.8%
Occupancy	2,844	6.0%	2,728	18.0%	5,694	7.0%	5,891	10.3%
Other operating expenses	6,552	13.8%	4,534	30.0%	12,629	15.6%	10,253	17.9%
Total costs of company restaurant sales	37,813	79.5%	19,606	129.6%	67,977	83.8%	55,724	97.0%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	28,735	49.0%	15,244	60.9%	52,493	49.7%	44,414	55.9%
General and administrative expenses	17,548	16.5%	13,153	32.8%	34,495	18.5%	20,895	15.3%
Depreciation and amortization	3,897	3.7%	4,058	10.1%	7,558	4.0%	8,204	6.0%
Operating (gains), losses and other charges, net	(113)	(0.1)%	1,627	4.1%	419	0.2%	3,100	2.3%
Total operating costs and expenses, net	87,880	82.8%	53,688	133.7%	162,942	87.3%	132,337	96.7%
Operating income (loss)	18,285	17.2%	(13,527)	(33.7)%	23,799	12.7%	4,519	3.3%
Interest expense, net	4,066	3.8%	4,947	12.3%	8,343	4.5%	8,898	6.5%
Other nonoperating expense (income), net	16,251	15.3%	9,565	23.8%	(13,797)	(7.4)%	12,328	9.0%
Income (loss) before income taxes	(2,032)	(1.9)%	(28,039)	(69.8)%	29,253	15.7%	(16,707)	(12.2)%
Provision for (benefit from) income taxes	(1,204)	(1.1)%	(5,074)	(12.6)%	6,900	3.7%	(2,755)	(2.0)%
Net income (loss)	$(828)	(0.8)%	$(22,965)	(57.2)%	$22,353	12.0%	$(13,952)	(10.2)%

Other Data:
Company average unit sales	$732		$246		$1,257		$890
Franchise average unit sales	$416		$183		$742		$589
Company equivalent units (b)	65		62		65		64
Franchise equivalent units (b)	1,582		1,622		1,583		1,627
Company same-store sales increase (decrease) vs. prior year (c)(e)	172.1%		(64.9)%		46.8%		(35.9)%
Domestic franchise same-store sales increase (decrease) vs. prior year (c)(e)	113.2%		(56.1)%		30.8%		(28.4)%
Company same-store sales increase (decrease) vs. 2019 (c)(d)(e)	1.9%		N/A		(10.6)%		N/A
Domestic franchise same-store sales decrease vs. 2019 (c)(d)(e)	(1.5)%		N/A		(10.2)%		N/A

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
(d)In an effort to provide greater transparency due to the COVID-19 pandemic, we are providing additional same-store sales information for 2021 that includes sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in fiscal 2019.
(e)Prior year amounts have not been restated for 2021 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Company restaurants, beginning of period	65	67	65	68
Units opened	—	—	—	—
Units closed	—	—	—	(1)
End of period	65	67	65	67

Franchised and licensed restaurants, beginning of period	1,584	1,628	1,585	1,635
Units opened	3	3	6	11
Units closed	(7)	(15)	(11)	(30)
End of period	1,580	1,616	1,580	1,616
Total restaurants, end of period	1,645	1,683	1,645	1,683

Company Restaurant Operations

Company restaurant sales increased $32.4 million, or 214.5%, for the quarter ended June 30, 2021 and $23.7 million, or 41.3%, year-to-date compared to the prior year periods, respectively. The increases in company restaurant sales were primarily due to reduced dine-in restrictions and fewer temporary closures related to the COVID-19 pandemic in the current periods as compared to the prior year periods. Company same-store sales increased 172.1% for the current year quarter and 46.8% year-to-date as compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales was 79.5% for the quarter ended June 30, 2021 and 83.8% year-to-date compared to 129.6% and 97.0%, respectively, for the prior year periods.

Product costs were 24.1% for the quarter ended June 30, 2021 and 24.3% year-to-date compared to 28.5% and 25.1%, respectively, for the prior year periods. The prior year included increases in paper product costs due to higher delivery and to-go orders as a percentage of sales related to the COVID-19 pandemic.

Payroll and benefits were 35.7% for the quarter ended June 30, 2021 and 36.9% year-to-date compared to 53.1% and 43.8%, respectively, in the prior year periods. For the current year quarter and year-to-date periods, management and staff payroll, including payroll taxes, decreased 19.4 percentage points and 6.6 percentage points, respectively, as a percentage of sales. The primary driver of these decreases was the leveraging effect of the increase in sales caused by higher sales as guests return to our restaurants due to the easing of COVID-19 restrictions. Also contributing to the decreases were lower staffing and deployment levels in the current year due to challenges in the labor market as compared to the prior year's retention of a significant portion of our management staff during a time that restaurants were closed or operating under government restrictions. Increases in unit level incentive compensation costs and workers' compensation costs partially offset the leveraging benefit of higher sales. For the current year quarter and year-to-date periods, incentive compensation costs increased 0.8 percentage points and 0.7 percentage points, respectively, as a result of the improvement in operating performance. For the current year quarter, workers' compensation costs increased 2.2 percentage points resulting from positive claims development in the prior year.

Occupancy costs were 6.0% for the quarter ended June 30, 2021 and 7.0% year-to-date compared to 18.0% and 10.3%, respectively, in the prior year periods. The decreases as a percentage of sales were primarily due to the leveraging effect of improved sales.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 30, 2021		June 24, 2020		June 30, 2021		June 24, 2020
	(Dollars in thousands)
Utilities	$1,390	2.9%	$1,098	7.3%	$2,615	3.2%	$2,534	4.4%
Repairs and maintenance	635	1.3%	428	2.8%	1,168	1.4%	1,217	2.1%
Marketing	1,365	2.9%	607	4.0%	2,332	2.9%	1,726	3.0%
Other direct costs	3,162	6.6%	2,401	15.9%	6,514	8.0%	4,776	8.3%
Other operating expenses	$6,552	13.8%	$4,534	30.0%	$12,629	15.6%	$10,253	17.9%

Other direct costs were lower as a percentage of sales due to the leveraging effect of higher sales.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 30, 2021		June 24, 2020		June 30, 2021		June 24, 2020
	(Dollars in thousands)
Royalties	$27,117	46.3%	$6,719	26.8%	$47,961	45.4%	$30,566	38.5%
Advertising revenue	18,600	31.7%	7,232	28.9%	32,711	31.0%	24,758	31.2%
Initial and other fees	2,066	3.5%	1,346	5.4%	3,904	3.7%	3,043	3.8%
Occupancy revenue	10,810	18.4%	9,736	38.9%	21,024	19.9%	21,070	26.5%
Franchise and license revenue	$58,593	100.0%	$25,033	100.0%	$105,600	100.0%	$79,437	100.0%

Advertising costs	$18,600	31.7%	$7,232	28.9%	$32,711	31.0%	$24,758	31.2%
Occupancy costs	6,879	11.7%	5,829	23.3%	13,418	12.7%	13,238	16.7%
Other direct costs	3,256	5.6%	2,183	8.7%	6,364	6.0%	6,418	8.1%
Costs of franchise and license revenue	$28,735	49.0%	$15,244	60.9%	$52,493	49.7%	$44,414	55.9%

Franchise and license revenue increased $33.6 million, or 134.1%, for the quarter ended June 30, 2021 and $26.2 million, or 32.9%, year-to-date compared to the prior year periods. Royalties increased $20.4 million, or 303.6%, and $17.4 million, or 56.9%, for the current quarter and year-to-date periods, respectively, compared to the prior year periods. Advertising revenue increased $11.4 million, or 157.2%, for the current quarter and $8.0 million, or 32.1%, year-to-date compared to the prior year periods. The increases in royalty and advertising revenue primarily resulted from 113.2% and 30.8% increases in domestic same-store sales for the respective periods. Additionally, the prior year periods included abatements of $3.0 million and $4.9 million of royalties in the quarter-to-date and year-to-date periods, respectively, and $1.2 million of advertising fees in the year-to-date period to help our franchisees weather the impact of the COVID-19 pandemic. Partially offsetting these increases for both periods were decreases of 40 and 44 equivalent units for the quarterly and year-to-date periods, respectively.

Initial and other fees increased $0.7 million, or 53.5%, for the quarter ended June 30, 2021 and $0.9 million, or 28.3%, year-to-date compared to the prior year periods. Occupancy revenue increased $1.1 million, or 11.0%, for the current quarter and decreased less than $0.1 million, or 0.2%, year-to-date compared to the prior year periods. The increase in occupancy revenue for the current quarter primarily resulted from higher percentage rents as a result of sales increases due to reduced dine-in restrictions and temporary closures related to the COVID-19 pandemic.

Costs of franchise and license revenue increased $13.5 million, or 88.5%, for the quarter ended June 30, 2021 and $8.1 million, or 18.2%, year-to-date compared to the prior year periods. The increases were primarily related to the increases in advertising costs year-over-year, which corresponded to the related advertising revenue increases noted above. Occupancy costs increased $1.1 million, or 18.0%, for the current quarter and $0.2 million, or 1.4%, year-to-date compared to prior year periods. The increase in occupancy costs for the current quarter primarily resulted from higher percentage rent expense as a result of sales increases. Other direct franchise costs increased $1.1 million, or 49.1%, for the current quarter and decreased $0.1 million, or 0.8%, year-to-date compared to the prior year periods. Other direct franchise costs for the current quarter and year-to-date periods included increases in franchise administrative costs, partially offset by bad debt allowance reversals of $0.4 million and $0.7 million for the quarterly and year-to-date periods, respectively. Due to the increase in revenue, costs of franchise and license revenue decreased to 49.0% and 49.7% for the quarter and two quarters ended June 30, 2021 from 60.9% and 55.9% for the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Corporate administrative expenses	$10,345	$9,701	$21,217	$21,482
Share-based compensation	3,388	1,511	6,860	(26)
Incentive compensation	3,032	1	5,118	15
Deferred compensation valuation adjustments	783	1,940	1,300	(576)
Total general and administrative expenses	$17,548	$13,153	$34,495	$20,895

Corporate administrative expenses increased $0.6 million for the quarter ended June 30, 2021 and decreased $0.3 million year-to-date. The increase for the current quarter was primarily due to prior year temporary cost reductions related to the COVID-19 pandemic, partially offset by retention credits of $0.5 million in the current year quarter. Share-based compensation increased $1.9 million for the current quarter and $6.9 million year-to-date. Incentive compensation increased $3.0 million for the current quarter and $5.1 million year-to-date. The increases in share-based compensation and incentive compensation primarily resulted from adjustments recorded in the prior year as a result of not meeting performance measures for the respective compensation plans due to the impacts of the COVID-19 pandemic. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Depreciation of property and equipment	$2,938	$2,810	$5,653	$5,691
Amortization of financing lease right-of-use assets	428	467	856	967
Amortization of intangible and other assets	531	781	1,049	1,546
Total depreciation and amortization expense	$3,897	$4,058	$7,558	$8,204

The decreases in depreciation and amortization expense during the quarter ended June 30, 2021 and year-to-date periods were primarily due to certain intangible assets becoming fully amortized in the prior year.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
(Gains) losses on sales of assets and other, net	$(65)	$12	$(1,007)	$(1,058)
Restructuring charges and exit costs	(48)	1,615	1,426	1,977
Impairment charges	—	—	—	2,181
Operating (gains), losses and other charges, net	$(113)	$1,627	$419	$3,100

Gains on sales of assets and other, net for the two quarters ended June 30, 2021 were primarily related to the sale of one parcel of real estate. Gains on sales of assets and other, net during the two quarters ended June 24, 2020 were primarily related to the sale of two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Exit costs	$141	$50	$223	$94
Severance and other restructuring charges	(189)	1,565	1,203	1,883
Total restructuring and exit costs	$(48)	$1,615	$1,426	$1,977

Restructuring and exit costs decreased by $1.7 million for the current quarter and $0.6 million year-to-date compared to the prior year periods. The decrease for the current quarter and year-to-date period was primarily due to the Company permanently separating with approximately 50 support center staff in the prior year period. Restructuring and exit costs for the two quarters ended June 30, 2021 include relocation costs associated with moving certain employees to our support center in the Dallas, Texas area.

Impairment charges of $2.2 million during the two quarters ended June 24, 2020 were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic.

Operating income was $18.3 million for the current quarter and $23.8 million year-to-date compared to a loss of $13.5 million and income of $4.5 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
	(In thousands)
Interest on credit facility	$1,554	$2,160	$3,255	$4,539
Interest on interest rate swaps	1,006	1,570	2,001	1,895
Interest on financing lease liabilities	746	774	1,514	1,559
Letters of credit and other fees	377	250	732	511
Interest income	(7)	(37)	(15)	(67)
Total cash interest, net	3,676	4,717	7,487	8,437
Amortization of deferred financing costs	344	188	688	340
Amortization of interest rate swap losses	46	—	167	—
Interest accretion on other liabilities	—	42	1	121
Total interest expense, net	$4,066	$4,947	$8,343	$8,898

Total cash interest expense, net decreased by $1.0 million for both the quarter ended June 30, 2021 and year-to-date periods as compared to the respective prior year periods. Combined interest on credit facility borrowings and interest rate swaps decreased by $1.2 million for both the current quarter and year-to-date periods. These decreases primarily resulted from decreased average borrowings in the current quarter and year-to-date periods and lower average interest rates on the credit facility for the year-to-date period. Partially offsetting these decreases to total interest expense net, for both the quarter and year-to-date periods were $0.2 million and $0.3 million increases in the amortization of deferred financing costs resulting from prior year credit facility amendments.

Other nonoperating expense (income), net was expense of $16.3 million for the quarter and income of $13.8 million year-to-date, compared to expense of $9.6 million and $12.3 million, respectively, for the prior year periods. Other nonoperating expense (income) for the current quarter primarily consisted of $17.2 million of losses related to interest rate swap valuation adjustments, partially offset by $0.8 million of gains on deferred compensation plan investments. The year-to-date period primarily consisted of $12.7 million of gains on interest rate swap valuation adjustments in addition to $1.4 million of gains on deferred compensation plan investments. Prior year other nonoperating expense for the quarter and year-to-date periods primarily consisted of recognized losses on interest rate swaps of $11.5 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps.

Provision for (benefit from) income taxes was a benefit of $1.2 million for the quarter ended June 30, 2021 and a provision of $6.9 million year-to-date, compared to benefits of $5.1 million and $2.8 million for the prior year periods. The effective tax rate was 59.3% for the quarter and 23.6% year-to-date, compared to 18.1% and 16.5%, respectively, for the prior year periods. The 2021 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 13.4% and (1.2%), respectively. The 2020 quarterly and year-to-date rates included a benefit from the reclassification of cash flow derivatives from accumulated other comprehensive loss, net of 7.0% and 11.7%, respectively.

Net income (loss) was a net loss of $0.8 million for the quarter ended June 30, 2021 and net income of $22.4 million year-to-date compared to net loss of $23.0 million and $14.0 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and, prior to the second quarter of 2020, the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 30, 2021	June 24, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$43,371	$(7,958)
Net cash used in investing activities	(1,007)	(334)
Net cash provided by (used in) financing activities	(35,374)	25,997
Increase in cash and cash equivalents	$6,990	$17,705

Net cash flows provided by operating activities were $43.4 million for the two quarters ended June 30, 2021 compared to net cash flows used in operating activities of $8.0 million for the two quarters ended June 24, 2020. The increase in cash flows provided by operating activities was primarily due to the improvement of operating results in 2021 and the timing of prior year accrual payments. We believe that our estimated cash flows from operations for 2021, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $1.0 million for the two quarters ended June 30, 2021. These cash flows primarily consisted of capital expenditures of $3.1 million, partially offset by proceeds from sales of restaurants, real estate and other assets of $1.6 million, collections on notes receivable of $0.4 million, and proceeds from sales of investments of $0.2 million. Net cash flows used in investing activities were $0.3 million for the two quarters ended June 24, 2020. These cash flows primarily consisted of capital expenditures of $4.5 million and investment purchases of $1.4 million, which were mostly offset by proceeds from sales of restaurants and real estate of $2.2 million and proceeds from the sale of investments of $2.9 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 30, 2021	June 24, 2020
	(In thousands)
Facilities	$1,626	$1,966
New construction	—	114
Remodeling	356	965
Information technology	842	1,138
Other	284	293
Capital expenditures	$3,108	$4,476

Cash flows used in financing activities were $35.4 million for the two quarters ended June 30, 2021, which included net long-term debt repayments of $31.0 million, in addition to net bank overdraft payments of $3.1 million and payments of tax withholdings on share-based compensation of $1.4 million. Cash flows provided by financing activities were $26.0 million for the two quarters ended June 24, 2020, which included net long-term debt borrowings of $66.4 million, partially offset by cash payments for stock repurchases of $36.0 million.

Our working capital deficit was $39.2 million at June 30, 2021 compared to $28.5 million at December 30, 2020. The increase in working capital deficit was primarily related to the increase in current liabilities as of June 30, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

Denny's and certain of its subsidiaries have a credit facility, as amended, consisting of a five-year $375 million senior secured revolver (with a $30 million letter of credit sublimit) which was reduced to $350 million on July 1, 2021. As of June 30, 2021, we had outstanding revolver loans of $180.0 million and outstanding letters of credit under the credit facility of $15.7 million. These balances resulted in availability of $179.3 million as of June 30, 2021 under the credit facility prior to considering the liquidity covenant in our credit facility. Factoring in the liquidity covenant, our availability was $120.2 million as of June 30, 2021. The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than our insurance captive subsidiary).

As of June 30, 2021, borrowings under the credit facility bore interest at a rate of LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.40%. The maturity date for the credit facility is October 26, 2022.

The Company is prohibited from paying dividends and making stock repurchases and other general investments. Limitations on capital expenditures of $12 million are in effect for the period of May 13, 2020 through September 29, 2021.

The consolidated fixed charge coverage ratio covenant was a minimum of 1.00x for the quarter ended June 30, 2021, adjusting to 1.25x for the quarter ending September 29, 2021, and 1.50x for the quarter ending December 29, 2021 and thereafter. The consolidated leverage ratio covenant was a maximum of 5.25x as of June 30, 2021, stepping down to 4.75x as of September 29, 2021, and 4.00x as of December 29, 2021 and thereafter. In addition, the Company is subject to a monthly minimum liquidity covenant, defined as the sum of unrestricted cash and revolver availability, of $70 million, until the date of delivery of the financial statements for the fiscal quarter ending September 29, 2021. We were in compliance with all financial covenants as of June 30, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.11% and 3.15% as of June 30, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.31% and 5.01% as of June 30, 2021 and December 30, 2020, respectively.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 30, 2021, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 3.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of June 30, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$7,921	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,783	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$46,034	3.19%
Total			$270,000		$57,738

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase annually until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of June 30, 2021, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at June 30, 2021, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	Summary of Non-Employee Director Compensation as of May 19, 2021.

10.2
Denny's Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Denny's Corporation Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2021).

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

DENNY'S CORPORATION

Date:	August 3, 2021	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	August 3, 2021	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller