Form 10-Q
period 2021-09-29
DENNY'S Corp
filed 2021-11-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2021
or
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
Yes ☐   No  ☒

As of October 28, 2021, 63,386,061 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 29, 2021	December 30, 2020
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,203	$3,892
Investments	2,082	2,272
Receivables, net	16,903	21,349
Inventories	1,230	1,181
Assets held for sale	1,627	1,125
Prepaid and other current assets	14,550	18,847
Total current assets	46,595	48,666
Property, net of accumulated depreciation of $151,887 and $146,583, respectively	81,897	86,154
Financing lease right-of-use assets, net of accumulated amortization of $11,217 and $9,907, respectively	9,403	9,830
Operating lease right-of-use assets, net	131,616	139,534
Goodwill	36,884	36,884
Intangible assets, net	50,559	51,559
Deferred financing costs, net	3,123	2,414
Deferred income taxes, net	18,069	23,210
Other noncurrent assets	32,878	32,698
Total assets	$411,024	$430,949
Liabilities
Current liabilities:
Current finance lease liabilities	$2,016	$1,839
Current operating lease liabilities	15,907	16,856
Accounts payable	15,152	12,021
Other current liabilities	56,985	46,462
Total current liabilities	90,060	77,178
Long-term liabilities:
Long-term debt	170,000	210,000
Noncurrent finance lease liabilities	12,825	13,530
Noncurrent operating lease liabilities	129,409	137,534
Liability for insurance claims, less current portion	9,037	10,309
Other noncurrent liabilities	89,330	112,844
Total long-term liabilities	410,601	484,217
Total liabilities	500,661	561,395
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 29, 2021: 64,200 shares issued and 63,795 outstanding; December 30, 2020: 63,962 shares issued and outstanding	$642	$640
Paid-in capital	132,436	123,833
Deficit	(159,896)	(194,514)
Accumulated other comprehensive loss, net	(56,256)	(60,405)
Treasury stock, at cost, 405 and 0 shares, respectively	(6,563)	—
Total shareholders' deficit	(89,637)	(130,446)
Total liabilities and shareholders' deficit	$411,024	$430,949

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$46,470	$27,849	$127,611	$85,268
Franchise and license revenue	57,324	43,795	162,924	123,232
Total operating revenue	103,794	71,644	290,535	208,500
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	11,430	7,106	31,149	21,541
Payroll and benefits	17,404	11,925	47,339	37,070
Occupancy	3,013	2,638	8,707	8,529
Other operating expenses	6,722	5,701	19,351	15,954
Total costs of company restaurant sales	38,569	27,370	106,546	83,094
Costs of franchise and license revenue, excluding depreciation and amortization	27,469	24,073	79,962	68,487
General and administrative expenses	16,497	13,694	50,992	34,589
Depreciation and amortization	3,822	4,048	11,380	12,252
Operating (gains), losses and other charges, net	(215)	(781)	204	2,319
Total operating costs and expenses, net	86,142	68,404	249,084	200,741
Operating income	17,652	3,240	41,451	7,759
Interest expense, net	3,671	4,422	12,014	13,320
Other nonoperating expense (income), net	(2,368)	(8,477)	(16,165)	3,851
Income (loss) before income taxes	16,349	7,295	45,602	(9,412)
Provision for (benefit from) income taxes	4,084	818	10,984	(1,937)
Net income (loss)	$12,265	$6,477	$34,618	$(7,475)

Basic net income (loss) per share	$0.19	$0.10	$0.53	$(0.13)
Diluted net income (loss) per share	$0.19	$0.10	$0.53	$(0.13)

Basic weighted average shares outstanding	65,447	63,793	65,413	59,350
Diluted weighted average shares outstanding	65,829	64,027	65,814	59,350

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Net income (loss)	$12,265	$6,477	$34,618	$(7,475)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $10, $5, $31 and $17, respectively	30	17	89	50
Changes in the fair value of cash flow derivatives, net of tax of $14, $151, $585 and $(12,416), respectively	43	435	1,697	(34,723)
Reclassification of cash flow derivatives to interest expense, net of tax of $259, $121, $771 and $541, respectively	751	350	2,239	1,556
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income), net of tax of $0, $0, $0 and $1,892, respectively	—	—	—	5,462
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $0, $73, $42 and $142, respectively	—	210	124	410
Other comprehensive income (loss)	824	1,012	4,149	(27,245)
Total comprehensive income (loss)	$13,089	$7,489	$38,767	$(34,720)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended September 29, 2021 and September 23, 2020
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	(99,423)
Net income	—	—	—	—	—	12,265	—	12,265
Other comprehensive income	—	—	—	—	—	—	824	824
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,260	—	—	3,260
Purchase of treasury stock	—	—	(405)	(6,563)	—	—	—	(6,563)
Balance, September 29, 2021	64,200	$642	(405)	$(6,563)	$132,436	$(159,896)	$(56,256)	$(89,637)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 24, 2020	109,719	$1,097	(54,010)	$(553,973)	$600,936	$(203,350)	$(62,217)	$(217,507)
Net income	—	—	—	—	—	6,477	—	6,477
Other comprehensive income	—	—	—	—	—	—	1,012	1,012
Issuance of common stock	8,000	80			69,491	—	—	69,571
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,930	—	—	1,930
Issuance of common stock for share-based compensation	22	—	—	—	—	—	—	—
Exercise of common stock options	37	1	—	—	145	—	—	146
Balance, September 23, 2020	117,778	$1,178	(54,010)	$(553,973)	$672,502	$(196,873)	$(61,205)	$(138,371)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 29, 2021 and September 23, 2020
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	34,618	—	34,618
Other comprehensive income	—	—	—	—	—	—	4,149	4,149
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	8,489	—	—	8,489
Purchase of treasury stock	—	—	(405)	(6,563)	—	—	—	(6,563)
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, September 29, 2021	64,200	$642	(405)	$(6,563)	$132,436	$(159,896)	$(56,256)	$(89,637)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(7,475)	—	(7,475)
Other comprehensive loss	—	—	—	—	—	—	(27,245)	(27,245)
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	(1,177)	—	—	(1,177)
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Issuance of common stock for share-based compensation	309	3	—	—	(3)	—	—	—
Exercise of common stock options	54	1	—	—	211	—	—	212
Balance, September 23, 2020	117,778	$1,178	(54,010)	$(553,973)	$672,502	$(196,873)	$(61,205)	$(138,371)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 29, 2021	September 23, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$34,618	$(7,475)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	11,380	12,252
Operating (gains), losses and other charges, net	204	2,319
(Gains) losses and amortization on interest rate swap derivatives, net	(14,771)	4,185
Amortization of deferred financing costs	946	591
Gains on investments	(11)	(117)
(Gains) losses on early termination of debt and leases	(52)	43
Deferred income tax expense (benefit)	3,713	(2,505)
Share-based compensation expense	10,212	1,972
Changes in assets and liabilities:
Receivables	4,182	7,465
Inventories	(49)	265
Prepaids and other current assets	4,296	(3,865)
Other noncurrent assets	(1,021)	474
Operating lease assets and liabilities	(1,150)	1,231
Accounts payable	6,360	(8,540)
Accrued payroll	1,462	(8,739)
Accrued taxes	1,253	971
Other accrued liabilities	5,890	(6,512)
Other noncurrent liabilities	(4,233)	(5,625)
Net cash flows provided by (used in) operating activities	63,229	(11,610)
Cash flows from investing activities:
Capital expenditures	(5,321)	(5,476)
Proceeds from sales of real estate and other assets	1,785	4,536
Investment purchases	—	(1,400)
Proceeds from sale of investments	200	2,900
Collections on notes receivable	539	1,385
Issuance of notes receivable	(115)	(670)
Net cash flows provided by (used in) investing activities	(2,912)	1,275
Cash flows from financing activities:
Revolver borrowings	181,000	140,500
Revolver payments	(221,000)	(150,500)
Long-term debt payments	(1,583)	(1,115)
Proceeds from exercise of stock options	116	212
Tax withholding on share-based payments	(1,377)	(3,049)
Deferred financing costs	(1,809)	(982)
Purchase of treasury stock	(6,228)	(36,008)
Proceeds from issuance of common stock	—	69,571
Net bank overdrafts	(3,125)	(449)
Net cash flows provided by (used in) financing activities	(54,006)	18,180
Increase in cash and cash equivalents	6,311	7,845
Cash and cash equivalents at beginning of period	3,892	3,372
Cash and cash equivalents at end of period	$10,203	$11,217
See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 29, 2021, the Denny's brand consisted of 1,647 restaurants, 1,582 of which were franchised/licensed restaurants and 65 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 with continuing impacts into the current quarter ended September 29, 2021. While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business.

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

Accounting Standards to be Adopted

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarified the guidance issued in March 2020, ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The guidance is effective through December 31, 2022. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial position or results of operations.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables consisted of the following:

	September 29, 2021	December 30, 2020
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$13,194	$15,535
Financing receivables from franchisees	1,022	2,104
Vendor receivables	2,396	2,199
Credit card receivables	473	542
Other	742	2,668
Allowance for doubtful accounts	(924)	(1,699)
Total receivables, net	$16,903	$21,349

Other noncurrent assets:
Financing receivables from franchisees	$342	$502

Note 4.    Intangible Assets

Intangible assets consisted of the following:

	September 29, 2021		December 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	12,218	5,866	12,218	4,866
Intangible assets, net	$56,425	$5,866	$56,425	$4,866

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 29, 2021	December 30, 2020
	(In thousands)
Accrued payroll	$18,973	$17,076
Current portion of liability for insurance claims	4,371	4,667
Accrued taxes	6,103	4,850
Accrued advertising	12,350	4,318
Gift cards	5,204	6,127
Other	9,984	9,424
Other current liabilities	$56,985	$46,462

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 29, 2021:
Deferred compensation plan investments (1)	$13,626	$13,626	$—	$—
Interest rate swaps (2)	(53,874)	—	(53,874)	—
Investments (3)	2,082	—	2,082	—
Total	$(38,166)	$13,626	$(51,792)	$—

Fair value measurements as of December 30, 2020:
Deferred compensation plan investments (1)	$13,627	$13,627	$—	$—
Interest rate swaps (2)	(76,445)	—	(76,445)	—
Investments (3)	2,272	—	2,272	—
Total	$(60,546)	$13,627	$(74,173)	$—

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

Note 7.     Long-Term Debt

Refinancing of Credit Facility

On August 26, 2021, the Company and certain of its subsidiaries refinanced the existing credit facility (the "Old Credit Facility") and entered into a new five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit) (the "New Credit Facility"). The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 2.25%. The maturity date for the New Credit Facility is August 26, 2026.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 29, 2021.

As of September 29, 2021, we had outstanding revolver loans of $170.0 million and outstanding letters of credit under the New Credit Facility of $15.7 million. These balances resulted in availability of $214.3 million as of September 29, 2021 under the New Credit Facility.

As of September 29, 2021, borrowings under the New Credit Facility bore interest at a rate of LIBOR plus 2.25% and the commitment fee, paid on the unused portion of the New Credit Facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.33% and 3.15% as of September 29, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.69% and 5.01% as of September 29, 2021 and December 30, 2020, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of September 29, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$7,208	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,429	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$43,237	3.19%
Total			$270,000		$53,874

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

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

As of September 29, 2021, the fair value of swaps designated as cash flow hedges was a liability of $10.6 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Condensed Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $4.0 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter and three quarters ended September 29, 2021, no unrealized losses and approximately $0.2 million of unrealized losses, respectively, were reclassified to interest expense, net related to the 2018 Swaps. For the quarter and three quarters ended September 23, 2020, we reclassified unrealized losses of approximately $0.3 million and $0.6 million, respectively, to interest expense, net related to the 2018 Swaps. At September 29, 2021, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize less than $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the quarter and three quarters ended September 29, 2021, we recorded income of approximately $2.3 million and $14.9 million, respectively, as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value. For the quarter and three quarters ended September 23, 2020, we recorded income of approximately $7.8 million and $3.7 million, respectively, as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value. As of September 29, 2021, the fair value of the dedesignated interest rate swaps was a liability of $43.2 million and was recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Company restaurant sales	$46,470	$27,849	$127,611	$85,268
Franchise and license revenue:
Royalties	27,336	17,896	75,297	48,462
Advertising revenue	18,215	13,927	50,926	38,685
Initial and other fees	1,442	1,890	5,346	4,933
Occupancy revenue	10,331	10,082	31,355	31,152
Franchise and license revenue	57,324	43,795	162,924	123,232
Total operating revenue	$103,794	$71,644	$290,535	$208,500

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Operating lease revenue	$7,594	$8,277	$23,175	$24,959
Variable lease revenue	2,737	1,805	8,180	6,193
Total occupancy revenue	$10,331	$10,082	$31,355	$31,152

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 30, 2020	$20,806
Fees received from franchisees	381
Revenue recognized (1)	(1,721)
Balance, September 29, 2021	19,466
Less current portion included in other current liabilities	1,924
Deferred franchise revenue included in other noncurrent liabilities	$17,542

(1) Of this amount $1.7 million was included in the deferred franchise revenue balance as of December 30, 2020.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 29, 2021 and December 30, 2020 was $5.2 million and $6.1 million, respectively. During the three quarters ended September 29, 2021, we recognized revenue of $0.3 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Gains on sales of assets and other, net	$(93)	$(1,202)	$(1,100)	$(2,260)
Restructuring charges and exit costs	(122)	83	1,304	2,060
Impairment charges	—	338	—	2,519
Operating (gains), losses and other charges, net	$(215)	$(781)	$204	$2,319

During the three quarters ended September 29, 2021, gains on sales of assets and other, net were primarily related to the sale of one parcel of real estate. During the quarter and three quarters ended September 23, 2020, gains on sales of assets and other, net were primarily related to the sale of three and five real estate parcels, respectively.

As of September 29, 2021, we had recorded assets held for sale consisting of property at their carrying amount of $1.6 million related to two parcels of real estate. As of December 30, 2020, we had recorded assets held for sale at their carrying amount of $1.1 million (consisting of property of $1.0 million and other assets of $0.1 million) related to two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Exit costs	$101	$75	$324	$169
Severance and other restructuring charges	(223)	8	980	1,891
Total restructuring charges and exit costs	$(122)	$83	$1,304	$2,060

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities were $0.1 million as of both September 29, 2021 and December 30, 2020. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Condensed Consolidated Balance Sheets.

As of September 29, 2021 and December 30, 2020, we had accrued severance and other restructuring charges of $0.3 million and $0.6 million, respectively. The balance as of September 29, 2021 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Employee share awards	$3,127	$1,784	$9,544	$1,364
Restricted stock units for board members	225	214	668	608
Total share-based compensation	$3,352	$1,998	$10,212	$1,972

Employee Share Awards

During the three quarters ended September 29, 2021, we granted certain employees approximately 0.5 million performance share units ("PSUs") with a grant date fair value of $24.74 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies (from 0% to 200% of the target award). As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 31, 2020 and ending December 27, 2023. The PSUs will completely vest and be earned at the end of the performance period at which point the TSR will be determined.

We also granted certain employees approximately 0.2 million restricted stock units ("RSUs") with a grant date fair value of $15.91 per share. The RSUs vest evenly over the three year period ending December 27, 2023.

During the three quarters ended September 29, 2021, we issued 0.2 million shares of common stock related to vested performance share units. In addition, 0.1 million shares of common stock were withheld in lieu of taxes related to vested performance share units.

We recognize compensation cost associated with our PSU and RSU awards on a straight-line basis over the entire performance period of the awards. As of September 29, 2021, we had approximately $15.9 million of unrecognized compensation cost related to unvested performance share awards and restricted share awards outstanding, which have a weighted average remaining contractual term of 1.9 years.

Restricted Stock Units for Board Members

During the three quarters ended September 29, 2021, we granted approximately 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $17.33 per unit to non-employee members of our Board of Directors. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board.

During the three quarters ended September 29, 2021, less than 0.1 million restricted stock units were converted into shares of common stock.

As of September 29, 2021, we had approximately $0.6 million of unrecognized compensation cost related to unvested restricted stock unit awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 11.     Income Taxes

The effective income tax rate was 25.0% for the quarter and 24.1% for the three quarters ended September 29, 2021, compared to 11.2% and 20.6% for the prior year periods, respectively. The 2020 year-to-date rate included a net benefit of 22.2% from the reclassification of cash flow derivatives from accumulated other comprehensive loss.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands, except per share amounts)
Net income (loss)	$12,265	$6,477	$34,618	$(7,475)

Weighted average shares outstanding - basic	65,447	63,793	65,413	59,350
Effect of dilutive share-based compensation awards(1)	382	234	401	—
Weighted average shares outstanding - diluted	65,829	64,027	65,814	59,350

Basic net income (loss) per share	$0.19	$0.10	$0.53	$(0.13)
Diluted net income (loss) per share	$0.19	$0.10	$0.53	$(0.13)

Anti-dilutive share-based compensation awards	365	568	445	1,975
(1) For the three quarters ended September 23, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect.

Note 13.     Shareholders' Deficit

Share Repurchases

Our New Credit Facility permits the repurchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Our Board of Directors approves share repurchases of our common stock. Under these authorizations, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. Currently, we are operating under a $250 million share repurchase authorization approved by the Board of Directors in December 2019.

During the quarter ended March 25, 2020, we suspended share repurchases as of February 27, 2020 and terminated our previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020 in light of uncertain market conditions arising from the COVID-19 pandemic. Prior to the refinancing of our New Credit Facility in the third quarter of 2021, share repurchase restrictions were in place under our Old Credit Facility. As a result of refinancing of our credit facility in the third quarter of 2021, we resumed our share repurchase program.

During the quarter ended September 29, 2021, we repurchased a total of 0.4 million shares of our common stock for approximately $6.6 million. This brings the total amount repurchased under the current authorization to approximately $8.6 million, leaving approximately $241.4 million that can be used to repurchase our common stock under this authorization as of September 29, 2021. Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Deficit.

In the fourth quarter of fiscal 2020, the Board approved the retirement of 54.0 million shares of treasury stock at a weighted average share price of $10.26. As of September 29, 2021, 0.4 million shares were held in treasury stock.

Issuance and Sale of Common Stock

During the quarter ended September 23, 2020, the Company entered into an underwriting agreement with Wells Fargo Securities, LLC, as representative of the several underwriters named therein, for the issuance and sale by the Company of 8,000,000 shares of its common stock, par value $0.01 per share, in an underwritten public offering at a price to the public of $9.15 per share. On July 6, 2020, the Company received net proceeds of $69.6 million from the sale of shares, after deducting the underwriters' discounts and commissions and offering expenses.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Amortization of net loss (1)	120	—	120
Changes in the fair value of cash flow derivatives	—	2,282	2,282
Reclassification of cash flow derivatives to interest expense, net (2)	—	3,010	3,010
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	166	166
Income tax expense related to items of other comprehensive income	(31)	(1,398)	(1,429)
Balance as of September 29, 2021	$(889)	$(55,367)	$(56,256)

(1)    Amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Operations during the three quarters ended September 29, 2021.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Condensed Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.
(3)    The losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the three quarters ended September 29, 2021, we amortized approximately $0.2 million of losses to interest expense, net related to the 2018 Swaps. We expect to amortize less than $0.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next 12 months. See Note 7 for additional details.

Note 14.     Commitments and Contingencies

Purchase Obligations

During the quarter ended September 29, 2021, the Company entered into equipment purchase contracts of approximately $18.1 million related to the rollout of kitchen equipment for franchise restaurants, which will be paid by the franchisees as the equipment is installed, less approximately $5.7 million in commitments from the Company.

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

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 29, 2021	September 23, 2020
	(In thousands)
Income taxes paid, net	$5,638	$545
Interest paid	$11,189	$11,851

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$3,087	$6,042
Execution of finance leases	$992	$95
Treasury stock payable	$335	$—
Accrued deferred financing costs	$36	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the rapidly evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2020, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and this report on Form 10-Q.
Current Trends

Domestic system-wide same-store sales1 for the quarter ended September 29, 2021 decreased 0.1% compared to the equivalent fiscal period in 2019 and increased 50.2% compared to the equivalent fiscal period in 2020.

Total off-premise sales at domestic and franchised restaurants, inclusive of virtual brands, have remained strong at approximately 23% of average weekly sales during the third quarter of 2021 compared to a pre-pandemic level in February 2020 of approximately 12%.

Over 40% of domestic company and franchised restaurants were operating 24/7 at the end of the third quarter with staffing challenges being the primary headwind preventing restaurants from extending late night operating hours. To address the industry-wide staffing challenges, the Company has conducted hiring tours and engaged a third-party vendor to enhance its online recruiting allowing franchisees to post open positions on its career website with greater visibility to potential applicants.

In an effort to provide greater transparency due to the COVID-19 pandemic, Denny's is providing the following table that presents monthly same-store sales1 results compared to the equivalent fiscal periods during 2019:

Domestic System-Wide Same-Store Sales1 Compared to 2019 Fiscal Periods
and Domestic Average Units for 2021 Fiscal Periods

	Domestic System-Wide Same-Store Sales[1]
	System Year-to-Date October 2021*: (6%)
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct*
System	(31%)	(25%)	(9%)	(2%)	(3%)	1%	3%	(2%)	(1%)	1%

24/7 Units	(20%)	(16%)	2%	11%	11%	14%	15%	9%	9%	10%
Limited Hour Units	(38%)	(32%)	(16%)	(11%)	(12%)	(8%)	(7%)	(10%)	(10%)	(9%)
	*October results are preliminary.

	Domestic Average Units
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct*
System	1,504	1,501	1,501	1,499	1,498	1,497	1,495	1,493	1,495	1,494

24/7 Units	519	532	569	566	561	566	576	590	626	665
Limited Hour Units	939	928	912	920	926	920	909	894	861	822
	*October results are preliminary.

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

	Quarter Ended				Three Quarters Ended
	September 29, 2021		September 23, 2020		September 29, 2021		September 23, 2020
	(Dollars in thousands)
Revenue:
Company restaurant sales	$46,470	44.8%	$27,849	38.9%	$127,611	43.9%	$85,268	40.9%
Franchise and license revenue	57,324	55.2%	43,795	61.1%	162,924	56.1%	123,232	59.1%
Total operating revenue	103,794	100.0%	71,644	100.0%	290,535	100.0%	208,500	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	11,430	24.6%	7,106	25.5%	31,149	24.4%	21,541	25.3%
Payroll and benefits	17,404	37.5%	11,925	42.8%	47,339	37.1%	37,070	43.5%
Occupancy	3,013	6.5%	2,638	9.5%	8,707	6.8%	8,529	10.0%
Other operating expenses	6,722	14.5%	5,701	20.5%	19,351	15.2%	15,954	18.7%
Total costs of company restaurant sales	38,569	83.0%	27,370	98.3%	106,546	83.5%	83,094	97.5%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	27,469	47.9%	24,073	55.0%	79,962	49.1%	68,487	55.6%
General and administrative expenses	16,497	15.9%	13,694	19.1%	50,992	17.6%	34,589	16.6%
Depreciation and amortization	3,822	3.7%	4,048	5.7%	11,380	3.9%	12,252	5.9%
Operating (gains), losses and other charges, net	(215)	(0.2)%	(781)	(1.1)%	204	0.1%	2,319	1.1%
Total operating costs and expenses, net	86,142	83.0%	68,404	95.5%	249,084	85.7%	200,741	96.3%
Operating income	17,652	17.0%	3,240	4.5%	41,451	14.3%	7,759	3.7%
Interest expense, net	3,671	3.5%	4,422	6.2%	12,014	4.1%	13,320	6.4%
Other nonoperating expense (income), net	(2,368)	(2.3)%	(8,477)	(11.8)%	(16,165)	(5.6)%	3,851	1.8%
Income (loss) before income taxes	16,349	15.8%	7,295	10.2%	45,602	15.7%	(9,412)	(4.5)%
Provision for (benefit from) income taxes	4,084	3.9%	818	1.1%	10,984	3.8%	(1,937)	(0.9)%
Net income (loss)	$12,265	11.8%	$6,477	9.0%	$34,618	11.9%	$(7,475)	(3.6)%

Other Data:
Company average unit sales	$717		$423		$1,974		$1,313
Franchise average unit sales	$424		$282		$1,166		$868
Company equivalent units (b)	65		66		65		65
Franchise equivalent units (b)	1,578		1,608		1,581		1,620
Company same-store sales increase (decrease) vs. prior year (c)(e)	67.7%		(40.2)%		54.1%		(37.4)%
Domestic franchise same-store sales increase (decrease) vs. prior year (c)(e)	48.9%		(33.1)%		37.2%		(30.1)%
Company same-store sales increase (decrease) vs. 2019 (c)(d)(e)	1.9%		N/A		(6.4)%		N/A
Domestic franchise same-store sales decrease vs. 2019 (c)(d)(e)	(0.3)%		N/A		(6.7)%		N/A

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
(e)Prior year amounts have not been restated for 2021 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Company restaurants, beginning of period	65	67	65	68
Units opened	—	—	—	—
Units closed	—	(1)	—	(2)
End of period	65	66	65	66

Franchised and licensed restaurants, beginning of period	1,580	1,616	1,585	1,635
Units opened	7	5	13	16
Units closed	(5)	(23)	(16)	(53)
End of period	1,582	1,598	1,582	1,598
Total restaurants, end of period	1,647	1,664	1,647	1,664

Company Restaurant Operations

Company restaurant sales increased $18.6 million, or 66.9%, for the quarter ended September 29, 2021 and $42.3 million, or 49.7%, year-to-date compared to the prior year periods, respectively. The increases in company restaurant sales were primarily due to reduced dine-in restrictions and fewer temporary closures related to the COVID-19 pandemic in the current periods as compared to the prior year periods. Company same-store sales increased 67.7% for the current year quarter and 54.1% year-to-date as compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales was 83.0% for the quarter ended September 29, 2021 and 83.5% year-to-date compared to 98.3% and 97.5%, respectively, for the prior year periods.

Product costs were 24.6% of company restaurant sales for the quarter ended September 29, 2021 and 24.4% year-to-date compared to 25.5% and 25.3%, respectively, for the prior year periods. The decreases as a percentage of sales were primarily due to leverage gained from favorable product mix and increased pricing, partly offset by increased commodity costs. The prior year also included increases in paper product costs due to higher delivery and to-go orders as a percentage of sales related to the COVID-19 pandemic.

Payroll and benefits were 37.5% of company restaurant sales for the quarter ended September 29, 2021 and 37.1% year-to-date compared to 42.8% and 43.5%, respectively, in the prior year periods. For the current year quarter and year-to-date periods, management and staff payroll, including payroll taxes, decreased 5.6 percentage points and 6.3 percentage points, respectively, as a percentage of sales. The primary driver of these decreases was the leveraging effect of higher sales. Also contributing to the decreases were lower relative staffing levels in the current year due to challenges in the labor market as compared to the prior year. Additionally, during the prior year, we retained a significant portion of our management staff during a time that restaurants were closed or operating under government restrictions. For the current year quarter, a 0.8 percentage point increase in workers' compensation costs, resulting from positive claims development in the prior year, was partially offset by the leveraging benefit of higher sales. For the year-to-date period, unit level incentive compensation costs increased 0.5 percentage points as a result of the improvement in operating performance.

Occupancy costs were 6.5% of company restaurant sales for the quarter ended September 29, 2021 and 6.8% year-to-date compared to 9.5% and 10.0%, respectively, in the prior year periods. The decreases as a percentage of sales were primarily due to the leveraging effect of higher sales.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 29, 2021		September 23, 2020		September 29, 2021		September 23, 2020
	(Dollars in thousands)
Utilities	$1,660	3.6%	$1,281	4.6%	$4,275	3.4%	$3,815	4.5%
Repairs and maintenance	722	1.6%	711	2.6%	1,890	1.5%	1,928	2.3%
Marketing	1,239	2.7%	1,045	3.8%	3,571	2.8%	2,771	3.2%
Other direct costs	3,101	6.7%	2,664	9.6%	9,615	7.5%	7,440	8.7%
Other operating expenses	$6,722	14.5%	$5,701	20.5%	$19,351	15.2%	$15,954	18.7%

Other direct costs were lower as a percentage of sales due to the leveraging effect of higher sales.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 29, 2021		September 23, 2020		September 29, 2021		September 23, 2020
	(Dollars in thousands)
Royalties	$27,336	47.7%	$17,896	40.9%	$75,297	46.2%	$48,462	39.3%
Advertising revenue	18,215	31.8%	13,927	31.8%	50,926	31.3%	38,685	31.4%
Initial and other fees	1,442	2.5%	1,890	4.3%	5,346	3.3%	4,933	4.0%
Occupancy revenue	10,331	18.0%	10,082	23.0%	31,355	19.2%	31,152	25.3%
Franchise and license revenue	$57,324	100.0%	$43,795	100.0%	$162,924	100.0%	$123,232	100.0%

Advertising costs	$18,216	31.8%	$13,927	31.8%	$50,927	31.3%	$38,685	31.4%
Occupancy costs	6,445	11.2%	6,858	15.7%	19,863	12.2%	20,096	16.3%
Other direct costs	2,808	4.9%	3,288	7.5%	9,172	5.6%	9,706	7.9%
Costs of franchise and license revenue	$27,469	47.9%	$24,073	55.0%	$79,962	49.1%	$68,487	55.6%

Franchise and license revenue increased $13.5 million, or 30.9%, for the quarter ended September 29, 2021 and $39.7 million, or 32.2%, year-to-date compared to the prior year periods, respectively. Royalties increased $9.4 million, or 52.8%, and $26.8 million, or 55.4%, for the current quarter and year-to-date periods, respectively, compared to the prior year periods. Advertising revenue increased $4.3 million, or 30.8%, for the current quarter and $12.2 million, or 31.6%, year-to-date compared to the prior year periods, respectively. The increases in royalty and advertising revenue primarily resulted from 48.9% and 37.2% increases in domestic same-store sales for the respective periods. Additionally, the prior year periods included abatements of $0.2 million and $5.0 million of royalties in the quarter-to-date and year-to-date periods, respectively, and $1.3 million in abatements of advertising fees in the year-to-date period to help our franchisees weather the impact of the COVID-19 pandemic. Partially offsetting these increases for both periods were decreases of 30 and 39 equivalent units for the quarterly and year-to-date periods, respectively, which were primarily driven by closures in the prior year.

Initial and other fees decreased $0.5 million, or 23.8%, for the quarter ended September 29, 2021 and increased $0.4 million, or 8.4%, year-to-date compared to the prior year periods, respectively. The quarter-to-date decrease was primarily due to a reduction in front end fees. The year-to-date increase was primarily due to menu production revenue, partially offset by reduced front end fees. Occupancy revenue increased $0.2 million, or 2.5%, for the current quarter and $0.2 million, or 0.7%, year-to-date compared to the prior year periods, respectively. The increase in occupancy revenue primarily resulted from higher percentage rents as a result of sales increases due to reduced dine-in restrictions and temporary closures related to the COVID-19 pandemic, partially offset by reductions in rent income due to lease terminations.

Costs of franchise and license revenue increased $3.4 million, or 14.1%, for the quarter ended September 29, 2021 and $11.5 million, or 16.8%, year-to-date compared to the prior year periods, respectively. The increases were primarily related to the increases in advertising costs year-over-year, which corresponded to the related advertising revenue increases noted above. Occupancy costs decreased $0.4 million, or 6.0%, for the current quarter and $0.2 million, or 1.2%, year-to-date compared to prior year periods, respectively. The decreases in occupancy costs for the current quarter primarily resulted from lease terminations. Other direct franchise costs decreased $0.5 million, or 14.6%, for the current quarter and $0.5 million, or 5.5%, year-to-date compared to the prior year periods, respectively. The decreases in other direct franchise costs were primarily due to reductions in bad debt allowance expenses of $0.6 million and $2.2 million for the quarter and year-to-date periods, respectively, partially offset by increases of $0.8 million in menu production expense and $0.8 million in franchise administrative costs in the year-to-date period. Due to the increase in revenue, costs of franchise and license revenue decreased to 47.9% and 49.1% for the quarter and three quarters ended September 29, 2021, respectively, from 55.0% and 55.6% for the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Corporate administrative expenses	$11,157	$9,820	$32,374	$31,302
Share-based compensation	3,352	1,998	10,212	1,972
Incentive compensation	1,893	1,290	7,011	1,305
Deferred compensation valuation adjustments	95	586	1,395	10
Total general and administrative expenses	$16,497	$13,694	$50,992	$34,589

Corporate administrative expenses increased $1.3 million for the quarter ended September 29, 2021 and $1.1 million year-to-date. The increase for the current quarter was primarily due to prior year temporary cost reductions related to the COVID-19 pandemic and retention credits of $0.8 million in the prior year quarter. Share-based compensation increased $1.4 million for the current quarter and $8.2 million year-to-date. Incentive compensation increased $0.6 million for the current quarter and $5.7 million year-to-date. The increases in share-based compensation and incentive compensation primarily resulted from adjustments recorded in the prior year as a result of not meeting performance measures for the respective compensation plans due to the impacts of the COVID-19 pandemic. Additionally, increases in share-based compensation resulted from plan modifications in the fourth quarter of 2020 impacting 2021 expense, related valuations, and plan design of grants made in 2020 and 2021. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Depreciation of property and equipment	$2,758	$2,834	$8,411	$8,525
Amortization of financing lease right-of-use assets	556	456	1,412	1,423
Amortization of intangible and other assets	508	758	1,557	2,304
Total depreciation and amortization expense	$3,822	$4,048	$11,380	$12,252

The decreases in depreciation and amortization expense during the quarter ended September 29, 2021 and year-to-date periods were primarily due to certain intangible assets becoming fully amortized in the prior year.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Gains on sales of assets and other, net	$(93)	$(1,202)	$(1,100)	$(2,260)
Restructuring charges and exit costs	(122)	83	1,304	2,060
Impairment charges	—	338	—	2,519
Operating (gains), losses and other charges, net	$(215)	$(781)	$204	$2,319

Gains on sales of assets and other, net for the three quarters ended September 29, 2021 were primarily related to the sale of one parcel of real estate. Gains on sales of assets and other, net were primarily related to the sale of three parcels of real estate during the quarter and five parcels of real estate during the three quarters ended September 23, 2020.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Exit costs	$101	$75	$324	$169
Severance and other restructuring charges	(223)	8	980	1,891
Total restructuring and exit costs	$(122)	$83	$1,304	$2,060

Restructuring and exit costs decreased by $0.2 million for the current quarter and $0.8 million year-to-date compared to the prior year periods, respectively. The decrease for the current quarter was primarily due to reversals of estimated relocation cost accruals associated with moving certain employees to our support center in the Dallas, Texas area. The decrease for the year-to-date period was primarily due to the Company permanently separating with approximately 50 support center staff in the prior year period. Restructuring and exit costs for the three quarters ended September 29, 2021 include relocation costs associated with moving certain employees to our support center in the Dallas, Texas area.

Impairment charges of $0.3 million and $2.5 million during the quarter and three quarters ended September 23, 2020, respectively, were the result of an assessment of the recoverability of assets resulting from the impact of the COVID-19 pandemic. The $2.5 million included $1.3 million related to property, $1.1 million related to operating lease ROU assets and less than $0.1 million related to each of finance lease ROU assets and reacquired franchise rights.

Operating income was $17.7 million for the current quarter and $41.5 million year-to-date compared to $3.2 million and $7.8 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
	(In thousands)
Interest on credit facility	$1,286	$2,251	$4,541	$6,790
Interest on interest rate swaps	1,009	471	3,010	2,097
Interest on financing lease liabilities	738	789	2,252	2,348
Letters of credit and other fees	384	349	1,116	860
Interest income	(5)	(11)	(20)	(78)
Total cash interest, net	3,412	3,849	10,899	12,017
Amortization of deferred financing costs	258	251	946	591
Amortization of interest rate swap losses	—	283	167	552
Interest accretion on other liabilities	1	39	2	160
Total interest expense, net	$3,671	$4,422	$12,014	$13,320

Total cash interest expense, net decreased by $0.4 million and $1.1 million for the quarter and three quarters ended September 29, 2021, as compared to the respective prior year periods. Combined interest on credit facility borrowings and interest rate swaps decreased by $0.4 million and $1.3 million for the current quarter and year-to-date period, respectively. These decreases primarily resulted from decreased average borrowings and lower average interest rates in both the current quarter and year-to-date periods, compared to the respective prior year periods.

Other nonoperating expense (income), net was income of $2.4 million for the quarter and $16.2 million year-to-date, compared to income of $8.5 million and expense of $3.9 million, respectively, for the prior year periods. Other nonoperating expense (income) for the current quarter primarily consisted of $2.3 million of gains related to interest rate swap valuation adjustments. The current year-to-date period primarily consisted of $14.9 million of gains on interest rate swap valuation adjustments in addition to $1.5 million of gains on deferred compensation plan investments. Prior year other nonoperating expense (income) for the quarter primarily consisted of $7.8 million in income related to interest rate swap valuation adjustments in addition to $0.6 million of gains on deferred compensation plan investments. The prior year-to-date period included losses on interest rate swaps of $7.4 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps and income of $3.7 million related to interest rate swap valuation adjustments on dedesignated interest rate swaps.

Provision for (benefit from) income taxes was an expense of $4.1 million for the quarter ended September 29, 2021 and an expense of $11.0 million year-to-date, compared to an expense of $0.8 million and a benefit of $1.9 million for the prior year periods, respectively. The effective tax rate was 25.0% for the quarter and 24.1% year-to-date, compared to 11.2% and 20.6%, respectively, for the prior year periods. The 2020 year-to-date rate included a net benefit of 22.2% from the reclassification of cash flow derivatives from accumulated other comprehensive loss.

Net income (loss) was net income of $12.3 million for the quarter ended September 29, 2021 and net income of $34.6 million year-to-date compared to net income of $6.5 million and net loss of $7.5 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 29, 2021	September 23, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$63,229	$(11,610)
Net cash provided by (used in) investing activities	(2,912)	1,275
Net cash provided by (used in) financing activities	(54,006)	18,180
Increase in cash and cash equivalents	$6,311	$7,845

Net cash flows provided by operating activities were $63.2 million for the three quarters ended September 29, 2021 compared to net cash flows used in operating activities of $11.6 million for the three quarters ended September 23, 2020. The increase in cash flows provided by operating activities was primarily due to the improvement of operating results in 2021 and the timing of prior year accrual payments. We believe that our estimated cash flows from operations for 2021, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $2.9 million for the three quarters ended September 29, 2021. These cash flows primarily consisted of capital expenditures of $5.3 million, partially offset by proceeds from sales of real estate and other assets of $1.8 million, collections on notes receivable of $0.5 million, and proceeds from sales of investments of $0.2 million. Net cash flows provided by investing activities were $1.3 million for the three quarters ended September 23, 2020. These cash flows were primarily comprised of proceeds from sales of real estate of $4.5 million and proceeds from the sale of investments of $2.9 million, partially offset by capital expenditures of $5.5 million and investment purchases of $1.4 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 29, 2021	September 23, 2020
	(In thousands)
Facilities	$2,262	$2,808
New construction	—	114
Remodeling	818	991
Information technology	1,276	1,164
Other	965	399
Capital expenditures	$5,321	$5,476

Net cash flows used in financing activities were $54.0 million for the three quarters ended September 29, 2021, which included net long-term debt repayments of $41.6 million, in addition to cash payments for stock repurchases of $6.2 million, net bank overdraft payments of $3.1 million and deferred financing costs of $1.8 million. Net cash flows provided by financing activities were $18.2 million for the three quarters ended September 23, 2020, which included proceeds of $69.6 million from the issuance of common stock, partially offset by net long-term debt repayments of $11.1 million and cash payments for stock repurchases of $36.0 million.

Our working capital deficit was $43.5 million at September 29, 2021 compared to $28.5 million at December 30, 2020. The increase in working capital deficit was primarily related to the increase in current liabilities as of September 29, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On August 26, 2021, the Company and certain of its subsidiaries refinanced the existing credit facility (the "Old Credit Facility") and entered into a new five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit) (the "New Credit Facility"). The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 225 basis points. The maturity date for the New Credit Facility is August 26, 2026.

The New Credit Facility was used to refinance the Old Credit Facility and is also available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 29, 2021.

As of September 29, 2021, we had outstanding revolver loans of $170.0 million and outstanding letters of credit under the credit facility of $15.7 million. These balances resulted in availability of $214.3 million as of September 29, 2021 under the New Credit Facility.

As of September 29, 2021, borrowings under the New Credit Facility bore interest at a rate of LIBOR plus 2.25% and the commitment fee, paid on the unused portion of the New Credit Facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.33% and 3.15% as of September 29, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.69% and 5.01% as of September 29, 2021 and December 30, 2020, respectively.

Technology Transformation and Kitchen Modernization Initiatives

The Company intends to initiate the rollout of a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to begin during the first half of 2022 and be substantially completed by the end of 2023.

The Company also intends to upgrade and improve its kitchen equipment throughout the domestic system. The rollout is expected to begin during the first quarter of 2022 and be substantially completed by the end of 2022. This investment is expected to yield long-term benefits through menu enhancements across all dayparts but especially the dinner daypart with new comfort food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

The Company has committed to investing approximately $10 million towards the cost and installation of the point of sale platform and kitchen equipment package in domestic franchise restaurants. Additionally, the Company has negotiated favorable financing terms on behalf of its franchisees for the remaining cost.

As of September 29, 2021, the Company has entered into contracts for the purchase of approximately $18.1 million of equipment related to the rollout of kitchen equipment for franchise restaurants, which will be paid by the franchisees as the equipment is installed, less approximately $5.7 million in commitments from the Company. See Contractual Obligations below.

Contractual Obligations

Our future contractual obligations relating to long-term debt and related interest obligations and purchase obligations as of September 29, 2021 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$170,000	$—	$—	$—	$170,000
Interest obligations (a)	39,226	1,995	15,956	15,956	5,319
Purchase obligations (b)	18,087	4,177	13,910	—	—
Total	$227,313	$6,172	$29,866	$15,956	$175,319

(a)Interest obligations represent payments related to our long-term debt outstanding at September 29, 2021. For long-term debt with variable rates, we have used the rate applicable at September 29, 2021 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods.

(b)Purchase obligations include amounts payable for kitchen equipment to be installed at franchisee restaurants.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 30, 2020 for information concerning other future contractual obligations and commitments.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 29, 2021, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of September 29, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$7,208	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$3,429	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$100,000	(1)	$43,237	3.19%
Total			$270,000		$53,874

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of September 29, 2021, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at September 29, 2021, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 29, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
July 1, 2021 - July 28, 2021	—	$—	—	$248,004
July 29, 2021 - August 25, 2021	—	—	—	$248,004
August 26, 2021 - September 29, 2021	404,737	16.20	404,737	$241,441
Total	404,737	$16.20	404,737

(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 29, 2021, we purchased 0.4 million shares of our common stock for an aggregate consideration of approximately $6.6 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1
Fourth Amended and Restated Credit Agreement dated as of August 26, 2021 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Truist Bank, Bank of the West, and Regions Bank, as Co-Syndication Agents, Cadence Bank N.A. and Fifth Third Bank, National Association as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Truist Securities, Inc., Bank of the West, and Regions Capital Markets, A Division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on August 26, 2021).

10.2
Fourth Amended and Restated Guarantee and Collateral Agreement dated as of August 26, 2021 among Denny's Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on August 26, 2021).

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

DENNY'S CORPORATION

Date:	November 2, 2021	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	November 2, 2021	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller