Form 10-K
period 2021-12-29
DENNY'S Corp
filed 2022-02-28
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 29, 2021

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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $797,399,427 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $16.49 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 24, 2022, 61,712,452 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s), a Delaware corporation, is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. As of December 29, 2021, the Denny’s brand consisted of 1,640 franchised, licensed and company restaurants around the world, including 1,487 restaurants in the United States and 153 international restaurant locations. As of December 29, 2021, 1,575 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 65 were company restaurants.

Denny’s is known as America’s Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new and innovative products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for over 65 years and is best known for its breakfast fare, which is available around the clock. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. In addition to our breakfast-all-day items, Denny’s offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and knife and fork entrées, along with an assortment of beverages, appetizers and desserts. We have four dayparts, breakfast, lunch, dinner and late night, accounting for 28%, 37%, 22% and 13%, respectively, of average daily sales. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2021, 36% of an average week of sales occurred from Friday late night through Sunday lunch. Additionally, off-premise sales, including sales for delivery and through our two virtual brands, have grown during the pandemic and represented approximately 27% of total sales in 2021.

References to “Denny’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Financial information about our operations, including our revenues and net income (loss) for the fiscal years ended December 29, 2021, December 30, 2020, and December 25, 2019, and our total assets as of December 29, 2021 and December 30, 2020, is included in our Consolidated Financial Statements.

COVID-19 Pandemic

In 2020 and continuing through 2021, the global crisis resulting from the spread of the coronavirus (“COVID-19”), along with government and consumer responses to the pandemic, had, and continue to have, an impact on our restaurant operations. During 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. While we experienced improving sales performance in 2021, many restaurants have not returned to full operating hours, particularly at the late night daypart. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

As a result of recent increases in COVID-19 cases due to unforeseen variants, we cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information relating to the impact of the COVID-19 pandemic on our business and financial results.

Franchising and Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 80% of our franchised restaurants were operating under this traditional agreement as of December 29, 2021. License agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic contractual royalty rate averaged approximately 4.35% during 2021.

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

Site Selection

The success of any restaurant is significantly influenced by its location. Our development team works closely with franchisees and real estate brokers to identify sites that meet specific standards. Sites are evaluated based on a variety of factors, including but not limited to:

•demographics;
•traffic patterns;
•visibility;
•building constraints;
•competition;
•environmental restrictions; and
•proximity to high-traffic consumer activities.

Domestic Development

To accelerate the growth of the brand in specific under-penetrated markets, we offer certain incentive programs. These programs provide incentives for franchisees to develop locations in areas where Denny’s has opportunities to grow market share. The benefits to franchisees can include reduced franchise fees, upfront cash payments, lower royalties and advertising contributions for a limited time period and credits toward certain development services, such as training fees.

In addition to these incentive programs, we increased our domestic development commitments through our refranchising and development strategy implemented during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019. At December 29, 2021, we had approximately 92 domestic development commitments.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 29, 2021, we had potential to develop approximately 126 international franchised restaurants with our current development partners in various locations including Canada, Central America, Curacao, Indonesia, Mexico, the Middle East, the Philippines and the United Kingdom. The majority of these restaurants are expected to open over the next ten years. During 2021, we opened eight international franchised locations, including five in Canada and one each in Guatemala, Mexico and the Philippines.

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

	2021	2020	2019	2018	2017
Company restaurants, beginning of period	65	68	173	178	169
Units opened	—	—	—	1	3
Units acquired from franchisees	—	—	—	6	10
Units sold to franchisees	—	—	(105)	(8)	(4)
Units closed	—	(3)	—	(4)	—
End of period	65	65	68	173	178

Franchised and licensed restaurants, beginning of period	1,585	1,635	1,536	1,557	1,564
Units opened	20	20	30	29	36
Units purchased from Company	—	—	105	8	4
Units acquired by Company	—	—	—	(6)	(10)
Units closed	(30)	(70)	(36)	(52)	(37)
End of period	1,575	1,585	1,635	1,536	1,557
Total restaurants, end of period	1,640	1,650	1,703	1,709	1,735

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 29, 2021:

Number of Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	81	36.2%	81	5.1%
Two to five	77	34.4%	229	14.5%
Six to ten	29	12.9%	231	14.7%
Eleven to fifteen	15	6.7%	182	11.6%
Sixteen to thirty	11	4.9%	242	15.4%
Thirty-one and over	11	4.9%	610	38.7%
Total	224	100.0%	1,575	100.0%

During the COVID-19 pandemic, we have increased communications with our DFA board and our franchisees to better understand and respond to the needs of our franchisees. In response to the COVID-19 pandemic, direct financial relief to Denny’s franchise partners has included:

•deferral of remodels until 2022, and deferral of most of our domestic development commitments for one year from their original due date;
•deferral of royalty and advertising fees for week 11 of the 2020 fiscal year;
•abatement of royalty and advertising fees for weeks 12 and 13 of the 2020 fiscal year;
•additional royalty abatements in the second fiscal quarter of 2020;
•royalty incentive for those restaurants open during the late night daypart in the fourth quarter of fiscal 2020; and
•a 12-week lease deferral in fiscal 2020 for franchisees operating in properties owned by the Company.

In addition, during 2020, the Company secured rent relief in the form of deferrals for over 78% of the leases in which the Company is a lessee, including those instances in which the Company subleases to franchisees and has passed the same relief on to the franchisees. Furthermore, the Company worked closely with key vendors and primary third-party franchise lenders to help secure additional relief on behalf of franchisees. Substantially all of Denny’s franchisees successfully pursued available forms of relief under federal stimulus programs. As of December 29, 2021 and December 30, 2020, trade accounts receivable from franchisees included $0.6 million and $5.7 million, respectively, of amounts related to the week 11 fee deferrals and the 12-week lease deferrals that occurred in fiscal 2020.

Restaurant Operations

Management & Operations

We believe that the consistent and reliable execution of basic restaurant operations in each Denny’s restaurant, whether it is company or franchised, is critical to our success. We require both our company and franchised restaurants to maintain the same strict brand standards. These standards are, and have been, critical to the brand’s success. They include best in class quality and preparation of food, meeting and exceeding our guests’ expectations and providing a family friendly experience at each restaurant.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the two Vice Presidents of Franchise Operations, a Senior Director of Franchise Operations, the Vice President of Learning and Development, the Vice President of Operations Services and the Senior Director of Company Operations, establish the strategic direction and key initiatives for the Operations Teams. We seek to ensure that our company restaurants meet our high standards through a network of Company District Managers and restaurant level managers, overseen by our Senior Director of Company Operations. A network of Regional Directors of Franchise Operations and Franchise Business Coaches provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence and provide general support to our franchisees. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including online learning) are position-specific and focus on skills necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny’s Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny’s restaurant. The MIT program is required for all new managers of company restaurants and is also available to Denny’s franchisees to train their managers.

Brand Protection, Quality & Regulatory Compliance

We pride ourself in serving our guests food that is safe, wholesome and meets our quality standards. Our systems are based on Hazard Analysis and Critical Control Points (“HACCP”) principles. To ensure this basic expectation of our guests, Denny’s also has systems in place that require solely the use of approved vendors and distributors which can meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

Human Capital

Human capital management considerations are at the core of Our Guiding Principles, the drivers of which include leveraging our culture of belonging and the capability of our people to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. Our commitments and progress towards executing this strategy are reflected below.

Be Well

We focus on the whole person.

We offer comprehensive benefits that support our team members and their families’ overall well-being. Denny’s also contributes to programs that provide our team members with financial security, now and in the future. We offer a robust set of benefits and rewards that focus on recognition, career building, health and wellness, time-off benefits, and other perks that are designed to make our peoples’ experience as a Denny’s team member productive and fun. We assess our culture and listen to our workforce through periodic employee engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our employees.

We are proud to offer an Employee Assistance Program to all employees and family members. This confidential program is available 24/7 for personal or professional consultations. In addition, we provide our employees with access to a 401(k) savings plan, tuition reimbursement, life insurance options, and a competitive vacation policy. Our compensation and performance evaluation systems are carefully designed to maintain pay equity by focusing pay decisions on experience and performance to ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our guests.

Learning and Development

At Denny's, we invest in team members’ success through education and training. Our Breakthrough Leadership Training and Development program provides Denny's team members with exclusive access to numerous creative and interactive employee engagement curricula, leadership workshops, simulations, mobile learning and educational training videos. This unique program helps develop a wide range of skills, including leadership, people management, guest service, inventory management, food preparation and food safety—skills that help workers successfully operate in the restaurant industry.

Diversity, Equity & Inclusion

Our investment in people includes creating a culture of belonging that attracts, retains and fosters the growth of the best people and creates high performance in our restaurants. We value and are proud of our community engagement including our investment in causes that are important to our people and communities, such as our education initiatives through our Denny’s Hungry for EducationTM Scholarship program, helping fight childhood hunger, and supporting diverse and disadvantaged businesses.

Additional components of our strategic areas of focus include:

Business Resource Leadership Groups

We have established six business resource leadership groups for Denny's employees to provide encouragement and an enhanced sense of belonging through informal mentoring, participation in professional and community events and access to personal and professional development and growth opportunities. Additionally, they help foster a more inclusive work environment, improve communication and trust among employees and enhance understanding of all employees about the value of diversity. The six business resource groups include the African American Leadership Group, Emerging Leaders Group, Hispanic Leadership Group, LGBTQ Leadership Group, Veterans Leadership Group, and Women’s Leadership Group.

Diversity Council

Our Diversity, Equity and Inclusion (“DEI”) Council collaborates on initiatives designed to renew our workplace and create business results that will increase and strengthen our brand reputation, guest satisfaction and market share. The council consists of 19 cross-functional members representing various positions throughout the Denny's organization, who serve as ambassadors, bridge builders, data collectors, educators, accountability partners and champions of DEI within the Denny's brand.

Diversity by the Numbers

Diverse team members make up approximately:

•75% of Denny’s total workforce and 80% of restaurant management
•58% of our restaurants are owned by diverse franchisees
◦Of the 58%, 24% are owned by women who are actively engaged in the business
•Our Board of Directors consist of nine directors – 56% are from a diverse background and 44% are women
•6% of our total restaurants are owned by members of the LGBTQ community

We believe in accountability that starts with our leadership and extends to all of our team members. Our Chief Executive Officer, John Miller, has taken the CEO Action for Diversity and Inclusion pledge. At Denny’s we have a world class DEI philosophy embraced by our workforce and we commit to support other companies in doing the same.

As of December 29, 2021, we had approximately 3,300 employees of whom approximately 3,000 were employees of our company-owned restaurants and approximately 300 were corporate employees at our restaurant support centers or in the field.

Product Development and Marketing

The Denny’s name has been associated with high-quality, reasonably priced food, appetizers and beverages which have appealed to guests across all generations for nearly 70 years. As a leading full-service family dining brand, we’ve developed a craveable, indulgent menu that forges brand loyalty, attracts new guests to Denny’s and establishes the framework for our primary marketing strategies.

Menu Offerings

As “America’s Diner,” Denny’s has created a menu that offers a large selection of craveable, indulgent products served in a friendly and welcoming atmosphere for all guests. We offer a wide variety of entrées for breakfast, lunch, dinner and late-night dining as well as appetizers, desserts and beverages. Most Denny’s restaurants also offer special menu items for children and seniors at reduced prices. We consistently optimize our product offering to further align with consumer needs, which includes enhancing our core “breakfast all day” platform while providing everyday affordability, abundant value menu items, such as Super Slam, and delivering compelling core menu and limited-time-only products. Our menu items are conveniently enjoyed by guests either in our restaurants, via pick-up, curb-side delivery or delivery through our Denny’s on Demand platform and third-party delivery providers.

Denny’s on Demand is our internal digital ordering platform that provides guests with a personalized experience by enabling them to order whatever they want, whenever they want. Guests simply have to log onto the new Denny’s mobile app or online for takeout or delivery to wherever they want to enjoy their favorite Denny’s items. Our new mobile app also grants Denny’s Rewards members access to their digital wallets to receive rewards and promotions, both in-restaurant and online.

Product Development

Denny’s is a consumer-driven brand focusing on hospitality, menu choices and the overall guest experience. Our Product Development team innovates menu items that delight our guests during each visit. This team works to understand the most up-to-date trends through consumer insights from primary and secondary qualitative and quantitative studies and ideas from our franchisees, vendors and operators. These insights come together to form the strategic foundation for menu architecture, pricing, promotion and advertising.

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

We continually evolve our menu through new innovations and improvements to meet the needs of ever-changing consumer and marketplace.

Product Sources and Availability

Most food products, paper and packaging supplies, and equipment used in company and franchised restaurant operations are distributed to individual restaurants by third-party distribution companies. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. The size of our brand provides significant purchasing power, which often enables us to obtain products at favorable prices from nationally recognized suppliers.

In the U.S., the majority of such products are purchased and distributed through McLane Company, Inc. under a long-term distribution contract. Outside the U.S., we and our International franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. Our international franchisees generally select and manage their own third-party suppliers and distributors, subject to our internal standards. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

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

At the corporate level, we have a robust Enterprise Resource Planning (“ERP”) platform that supports finance, accounting, human resources and payroll functions. Our ERP is a cloud-based market solution, enabling us to take advantage of continual software improvements aligned with industry best practices. We also have and are continuing to develop systems that consolidate and report on data from our franchised and company restaurants, including transaction-level detail. These systems are collectively supported by an enterprise network that facilitates seamless connectivity for applications and data throughout our business infrastructure.

Our information technology systems have been designed to protect against unauthorized access and data loss. We are continuously focused on enhancing our cybersecurity capabilities. We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard (“DSS”) compliance. We are also required to protect critical and sensitive data for our employees, customers, and the Company. These standards are set by a consortium of major credit card companies and require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We have deployed payment technologies that are Europay, Mastercard, Visa (“EMV”) certified, and we employ point-to-point encryption to ensure no credit card data is stored within our restaurants. Further, we monitor franchisees’ compliance with PCI standards.

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

In addition to technology changes in direct response to the COVID-19 pandemic, we benefited from our prior focus and investments in various technology platforms over the past few years. These investments include our ERP platform and enterprise communication and collaboration tools, which prepared us to make a quick transition from a centralized to a remote workforce with no significant additional risk or negative impact to business processing and continuity.

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

Denny’s direct competition in the full-service category includes a collection of national and regional chains, as well as thousands of independent operators. We also compete with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entrée salads, new breakfast offerings and extended hours as well as grocery store chains as they enhance their ready-to-eat offerings to consumers.

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

Following the World Health Organization’s declaration of the COVID-19 pandemic on March 11, 2020, federal, state and local governments responded by implementing restrictions on travel, “stay at home” directives, “social distancing” guidance, limitations of dine-in food service, and mandated dining room closures which collectively had a significant adverse impact on the Company’s business performance, results of operations and cash flows for the years ended December 29, 2021 and December 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion.

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

Information about our Executive Officers

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny’s Inc. as of the filing date of this report:

Name	Age	Positions
Christopher D. Bode	59	Executive Vice President and Chief Operating Officer

John W. Dillon	50	Executive Vice President and Chief Brand Officer

Stephen C. Dunn	57	Executive Vice President and Chief Global Development Officer

Michael L. Furlow	64	Executive Vice President and Chief Information Officer

Jay C. Gilmore	52	Senior Vice President, Chief Accounting Officer and Corporate Controller

John C. Miller	66	Chief Executive Officer

Gail Sharps Myers	52	Executive Vice President, Chief Legal Officer, Chief People Officer and Secretary

Robert P. Verostek	50	Executive Vice President and Chief Financial Officer

F. Mark Wolfinger	66	President

Mr. Bode has been Executive Vice President and Chief Operating Officer since February 2021. He previously served as Senior Vice President and Chief Operating Officer from October 2014 to February 2021, as Senior Vice President, Operations from January 2013 to October 2014, as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012.

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

Mr. Dunn has been Executive Vice President and Chief Global Development Officer since April 2021. He previously served as Senior Vice President and Chief Global Development Officer from July 2015 to April 2021, as Senior Vice President, Global Development from April 2011 to July 2015 and as Vice President, Company and Franchise Development from September 2005 to April 2011.
Mr. Furlow has been Executive Vice President and Chief Information Officer since April 2021. He previously served as Senior Vice President and Chief Information Officer from April 2017 to April 2021. Prior to joining the Company, he served as Chief Information Officer and Senior Vice President of IT at Red Robin Gourmet Burgers, Inc. from October 2015 to April 2017 and as Chief Information Officer and Senior Vice President of IT of CEC Entertainment, Inc. (an operator and franchisor of Chuck E. Cheese’s and Peter Piper Pizza) from May 2011 to February 2015.

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

Ms. Sharps Myers has been Executive Vice President, Chief Legal Officer, Chief People Officer and Secretary since February 2021. She previously served as Senior Vice President, General Counsel and Secretary from September 2020 to February 2021 and as Senior Vice President and General Counsel from June 2020 to September 2020. Prior to joining the Company, she served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Tire Distributors, Inc. from May 2018 to May 2020, as Senior Vice President, General Counsel and Secretary at Snyder’s-Lance, Inc. from January 2015 to March 2018 and as Senior Vice President, Deputy General Counsel, Chief Compliance Counsel and Assistant Secretary from 2014 to 2015 at US Foods, Inc. (capping off a 10-year career there).

Mr. Verostek has been Executive Vice President and Chief Financial Officer since February 2021. He previously served as Senior Vice President and Chief Financial Officer from February 2020 to February 2021, as Senior Vice President, Finance from October 2016 to February 2020 and as Vice President, Financial Planning & Analysis and Investor Relations from January 2012 to October 2016.

Mr. Wolfinger has been President since February 2020. He previously served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer from April 2008 to February 2020, as Executive Vice President, Growth Initiatives and Chief Financial Officer from October 2006 to April 2008 and as Senior Vice President and Chief Financial Officer from September 2005 to October 2006.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and could continue to disrupt our business, which could continue to have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The outbreak of COVID-19 has had a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020 and continuing through 2021, the COVID-19 pandemic significantly impacted the economy in general, and our business specifically, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:

•disruptions or restrictions on our employees’ ability to work effectively due to quarantine requirements or other limitations experienced earlier in the COVID-19 pandemic including travel bans and shelter-in-home requirements;
•temporary restrictions on and closures of our company operated restaurants and our franchised and licensed restaurants or our suppliers;
•inability of individual restaurants to return to full operating hours due to availability of employees or the inability to attract, retain and incentivize our employees;
•failure of third parties on which we rely, including our franchisees and suppliers, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or issues with the regional or national supply chain;
•volatility of commodity costs;
•disruptions or uncertainties for a sustained period of time which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due; and
•customer reluctance to return to in-restaurant dining.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the development of new variants of the virus and their related severity, and the actions that may be taken by various governmental authorities and other third parties in response to future outbreaks.

The effects of the COVID-19 pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic even after our restaurants fully reopen.

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
•failure to operate restaurants in accordance with required standards, including food quality and safety; and
•impacts of the financial performance of other businesses operated by franchisees on the overall financial performance and condition of the franchisee.

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2021, our ten largest franchisees accounted for approximately 37% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 214 franchisees.

The locations of company and franchised restaurants may cease to be attractive as demographic patterns change.

The success of our company and franchised restaurants is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that economic or other conditions where restaurants are located could decline in the future, potentially resulting in reduced sales at those locations.

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
•cost of materials;
•challenge of identifying, recruiting and training qualified restaurant managers;
•developed restaurants not achieving the expected revenue or cash flow once opened;
•challenges specific to the growth of international operations that are different from domestic development; and
•general economic conditions.

Our brand’s expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

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

Legal and Regulatory Risks

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to the risk of, or are involved in from time to time, complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, regulatory agencies, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or that of our franchisees.

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

Existing and changing legal and regulatory requirements, as well as an increasing focus on environmental, social and governance issues, could adversely affect our brand, business, results of operations and financial condition.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operations and financial condition. Our results of operations and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with social and environmental sustainability matters.

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

Information Technology Risks

Failure of computer systems, information technology, or the ability to provide a continuously secure network, or cyber attacks against our computer systems, could result in material harm to our reputation and business.

We and our franchisees rely heavily on computer systems and information technology to conduct business and operate efficiently. We have instituted monitoring controls intended to protect our computer systems, our point-of-sale systems and our information technology platforms and networks against external threats. Those controls include an annual proactive risk assessment, advanced comprehensive analysis of data threats, identification of business email compromise and proper security awareness education. The Audit & Finance Committee of our Board of Directors has oversight responsibility related to our cybersecurity risk management programs and periodically reviews reports on cybersecurity metrics, data privacy and other information technology risks.

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

We depend on suppliers and other third parties for the operation of certain aspects of our business. Some third-party business processes we utilize include information technology, payment processing, gift card authorization and processing, employee benefits, third-party delivery and other business services. We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against data breaches. However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Indebtedness

Changes in the method used to determine LIBOR rates and the phasing out of LIBOR after 2021 may affect our financial results.

Borrowings under our credit facility bear interest at variable rates based on LIBOR. In addition, we have interest rate swaps designated as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and interest rate swaps to perform differently than in the past or cause other unanticipated consequences. The Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced it intends to stop encouraging banks to submit rates for the calculation of LIBOR beginning in 2022 and ceasing all such rates by mid-2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt and derivative financial instruments. Although an alternative to LIBOR has been contemplated in The New Credit Facility, it is unclear as to the new method of calculating LIBOR that may evolve, and this new method could adversely affect the Company’s interest rates on current or future debt obligations and interest rate swaps.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 29, 2021, we had total indebtedness of $182.7 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt or through the sale of real estate, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until August 2026. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Restrictions under our credit agreement could also restrict our ability to repurchase shares in the future. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Risks Related to our Common Stock

Many factors, including those over which we have no control, affect the trading price of our common stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact on the trading price of our common stock. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase programs. Evolving business strategies or any failure to meet market expectations whether for same-store sales, restaurant unit growth, earnings per share, or other metrics could cause our share price to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 29, 2021 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	2	2
Arizona	1	82	83
Arkansas	—	10	10
California	22	351	373
Colorado	—	19	19
Connecticut	—	9	9
Delaware	—	1	1
District of Columbia	—	2	2
Florida	9	117	126
Georgia	—	13	13
Hawaii	2	3	5
Idaho	—	10	10
Illinois	—	49	49
Indiana	—	37	37
Iowa	—	3	3
Kansas	—	5	5
Kentucky	—	13	13
Louisiana	—	6	6
Maine	—	4	4
Maryland	—	24	24
Massachusetts	2	4	6
Michigan	—	16	16
Minnesota	—	17	17
Mississippi	—	4	4
Missouri	—	31	31
Montana	—	3	3
Nebraska	—	3	3
Nevada	7	34	41
New Hampshire	2	—	2
New Jersey	—	7	7
New Mexico	—	31	31
New York	—	45	45
North Carolina	—	23	23
North Dakota	—	4	4
Ohio	—	37	37
Oklahoma	—	10	10
Oregon	—	22	22
Pennsylvania	—	35	35
Rhode Island	—	4	4
South Carolina	3	9	12
South Dakota	—	3	3
Tennessee	—	6	6
Texas	13	189	202
Utah	—	28	28
Vermont	2	—	2
Virginia	2	21	23
Washington	—	40	40
West Virginia	—	4	4
Wisconsin	—	22	22
Wyoming	—	4	4
Total Domestic	65	1,422	1,487

International	Company	Franchised / Licensed	Total
Canada	—	83	83
Costa Rica	—	3	3
El Salvador	—	2	2
Guam	—	2	2
Guatemala	—	3	3
Honduras	—	6	6
Indonesia	—	2	2
Mexico	—	13	13
New Zealand	—	7	7
Philippines	—	11	11
Puerto Rico	—	15	15
United Arab Emirates	—	5	5
United Kingdom	—	1	1
Total International	—	153	153
Total Domestic	65	1,422	1,487
Total	65	1,575	1,640

Of the total 1,640 restaurants in the Denny’s brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	16	67	83
Leased properties	49	179	228
	65	246	311

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 41 years, including optional renewal periods.

Our corporate offices include an owned building in Spartanburg, South Carolina and a leased building in the Dallas, Texas area. The Spartanburg office is an 18-story, 187,000 square foot office building where we occupy 16 floors with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). As of February 24, 2022, there were 61,712,452 shares of our common stock outstanding and approximately 36,000 record and beneficial holders of our common stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our common stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An aggregate amount is available for such dividends or stock repurchases as follows:

•stock repurchases are permitted in an amount not to exceed $50.0 million if the Consolidated Leverage Ratio (as defined in the credit agreement, as amended) is 3.5x or greater and an unlimited amount if the Consolidated Leverage Ratio is below 3.5x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and
•payment of cash dividends is permitted in an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of our common stock, as of August 16, 2021, plus each additional share of our common stock that is issued after such date.

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 29, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
September 30, 2021 – October 27, 2021	389	$15.70	389	$235,322
October 28, 2021 – November 24, 2021	508	15.23	508	$227,572
November 25, 2021 – December 29, 2021	688	14.74	688	$217,412
Total	1,585	$15.13	1,585

(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 29, 2021, we purchased 1,585,580 shares of our common stock for an aggregate consideration of approximately $24.0 million pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five fiscal years ended December 29, 2021 (December 28, 2016 to December 29, 2021) against the cumulative total return of the Russell 2000® Index and a peer group, selected by us, of companies that we believe compose a representative sampling of public companies in our industry comparable to us in size and composition. We revised this peer group in 2021 to more closely reflect a representative sampling of comparable companies in our industry. As required by SEC regulations, the following graph also shows the cumulative return of the former peer group. The graph and table assume that $100 was invested on December 28, 2016 (the last day of fiscal year 2016) in each of the Company’s common stock, the Russell 2000® Index and the current and former peer groups and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
ASSUMES $100 INVESTED ON DECEMBER 28, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 29, 2021

	Russell 2000® Index (1)	Current Peer Group (2)	Former Peer Group (3)	Denny’s Corporation
December 28, 2016	$100.00	$100.00	$100.00	$100.00
December 27, 2017	$114.90	$97.35	$97.63	$104.12
December 26, 2018	$100.26	$102.68	$101.10	$126.34
December 25, 2019	$128.36	$108.28	$106.80	$157.34
December 30, 2020	$153.61	$126.22	$123.07	$109.63
December 29, 2021	$176.17	$131.90	$128.46	$121.99

(1)The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 29, 2021, the weighted average market capitalization of companies within the index was approximately $3.5 billion with the median market capitalization being approximately $1.2 billion.
(2)The current peer group consists of 14 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING).

(3)The former peer group consists of 16 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Nathan’s Famous, Inc. (NATH), Red Robin Gourmet Burgers, Inc. (RRGB), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING).

Item 6.     Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

Overview

Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 11 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%). At December 29, 2021, the Denny’s brand consisted of 1,640 franchised, licensed and company restaurants. Of this amount, 1,575 of our restaurants were franchised or licensed, representing 96% of the total restaurants, and 65 were company restaurants.

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

Costs of company restaurant sales are exposed to volatility in two main areas: payroll and benefit costs and product costs. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability. Packaging costs and delivery fees (included as a component of other operating expenses) also fluctuate with changes in delivery and off-premise sales.

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2021 and 2019 each included 52 weeks of operations, whereas 2020 included 53 weeks of operations. We estimate that the additional operating week added approximately $6.3 million of operating revenue in 2020.

Impact of the COVID-19 Pandemic

In an effort to provide greater transparency due to the COVID-19 pandemic, Denny's is providing the following tables that present monthly results for 2021:

	Domestic System-Wide Same-Store Sales[1] Compared to 2019 Fiscal Periods
	Fiscal Year 2021: (5%)
	Q1: (20%)			Q2: (1%)			Q3: (0%)			Q4: 1%
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
System	(31%)	(25%)	(9%)	(2%)	(3%)	1%	3%	(2%)	(1%)	1%	4%	(2%)

24/7 Units	(20%)	(16%)	2%	11%	11%	14%	15%	9%	9%	10%	13%	7%
Limited Hour Units	(38%)	(32%)	(16%)	(11%)	(12%)	(8%)	(7%)	(10%)	(10%)	(9%)	(6%)	(11%)

	Domestic Units Hours of Operations
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
24/7 Hours	35%	35%	38%	38%	37%	38%	39%	40%	42%	45%	46%	48%
18 - 23 Hours	10%	12%	14%	14%	16%	16%	17%	18%	20%	26%	24%	24%
< than 18 Hours	55%	53%	48%	48%	47%	46%	44%	42%	38%	29%	30%	28%

Growing and Revitalizing the Brand

Over the last five years, our growth initiatives have led to 139 new restaurant openings. During 2021, our franchisees opened 20 restaurants, of which eight are international franchised locations, including five in Canada, and one each in Central America, Mexico, and the Philippines. Our goal is to increase net restaurant growth through both domestic and international avenues. Domestic growth will continue to focus on markets in which we have modest penetration. Development agreements related to the sale of 113 of our company restaurants during 2018 and 2019 and recently enhanced development agreements in Canada and the Philippines are expected to stimulate both domestic and international growth over the next several years.

A total of nine remodels were completed during 2021, consisting of five at franchised restaurants and four at company restaurants. One of these remodels was in our Heritage image, which we launched in late 2013. This updated look reflects a more contemporary diner feel to further reinforce our America’s Diner positioning. The remaining eight restaurants updated to our Heritage 2.0 image which features more attention-grabbing exterior elements while extending the relaxing interior elements from the original Heritage program. As of the end of 2021, approximately 90% of the restaurants in the system have been remodeled to one of our two Heritage images.

Balancing the Use of Cash

Though certain strategies have been impacted by the COVID-19 pandemic, we are still focused long-term on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2021, cash capital expenditures were $7.4 million. Our real estate strategy is to redeploy proceeds from the sale of certain pieces of our owned real estate to acquire higher quality real estate underlying company and franchised restaurants. During 2021, the Company sold three parcels of real estate for approximately $50.1 million. Approximately $10.4 million of these proceeds were used to purchase real estate under three existing company restaurants through a series of like-kind exchange transactions.

As a result of refinancing our credit facility in the third quarter of 2021, we resumed our share repurchase program. During the third and fourth quarters of 2021, we repurchased a total of 2.0 million shares of our common stock for approximately $30.6 million. Since initiating our share repurchase program in November 2010 through fiscal year end December 29, 2021, we have repurchased a total of 56.0 million shares of our common stock for $584.6 million.

In December 2019, the Board approved a new share repurchase authorization for $250 million. As of December 29, 2021, there was approximately $217.4 million remaining under our current repurchase authorization.

Other Factors Impacting Comparability

For 2021, 2020 and 2019, the following items impacted the comparability of our results:

•Company restaurant sales decreased from $306.4 million in 2019 to $175.0 million in 2021, primarily from the impact of the sale of 113 company restaurants to franchisees during 2019 and 2018 and, in 2020 and 2021, the impact of the COVID-19 pandemic.

•Royalty income, which is included as a component of franchise and license revenue, decreased from $108.8 million in 2019 to $67.5 million in 2020 primarily due to the impact of the COVID-19 pandemic on our business. The subsequent increase to $103.4 million in 2021 was primarily due to our continuing recovery from the impacts of COVID-19 pandemic on our business.

•Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has increased from $38.5 million in 2019 to $41.8 million in 2021 as a result of the sale of restaurants to franchisees, partially offset by the impact of lease expirations. At the end of 2021, we had 246 franchised restaurants that were leased or subleased from Denny’s, compared to 305 at the end of 2019.
______________

(1)    Domestic system-wide same-store sales include sales at company restaurants and non-consolidated franchised and licensed restaurants that were open the same period in noted prior period. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe system-wide same-store sales information is useful to investors in understanding our financial performance, as our sales-based royalties are calculated based on a percentage of franchise sales. Accordingly, system-wide same-store sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.

Statements of Operations

	Fiscal Year Ended
	December 29, 2021		December 30, 2020		December 25, 2019
	(Dollars in thousands)
Revenue:
Company restaurant sales	$175,017	44.0%	$118,160	40.9%	$306,377	56.6%
Franchise and license revenue	223,157	56.0%	170,445	59.1%	235,012	43.4%
Total operating revenue	398,174	100.0%	288,605	100.0%	541,389	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	42,982	24.6%	29,816	25.2%	74,720	24.4%
Payroll and benefits	65,337	37.3%	51,684	43.7%	118,806	38.8%
Occupancy	11,662	6.7%	11,241	9.5%	18,613	6.1%
Other operating expenses	26,951	15.4%	21,828	18.5%	46,257	15.1%
Total costs of company restaurant sales, excluding depreciation and amortization	146,932	84.0%	114,569	97.0%	258,396	84.3%
Costs of franchise and license revenue (a)	109,140	48.9%	94,348	55.4%	120,326	51.2%
General and administrative expenses	68,686	17.3%	55,040	19.1%	69,018	12.7%
Depreciation and amortization	15,446	3.9%	16,161	5.6%	19,846	3.7%
Operating (gains), losses and other charges, net	(46,105)	(11.6)%	1,808	0.6%	(91,180)	(16.8)%
Total operating costs and expenses, net	294,099	73.9%	281,926	97.7%	376,406	69.5%
Operating income	104,075	26.1%	6,679	2.3%	164,983	30.5%
Interest expense, net	15,148	3.8%	17,965	6.2%	18,547	3.4%
Other nonoperating (income) expense, net	(15,176)	(3.8)%	(4,171)	(1.4)%	(2,763)	(0.5)%
Net income (loss) before income taxes	104,103	26.1%	(7,115)	(2.5)%	149,199	27.6%
Provision for (benefit from) income taxes	26,030	6.5%	(1,999)	(0.7)%	31,789	5.9%
Net income (loss)	$78,073	19.6%	$(5,116)	(1.8)%	$117,410	21.7%

Other Data:
Company average unit sales	$2,709		$1,812		$2,477
Franchise average unit sales	$1,597		$1,181		$1,669
Company equivalent units (b)	65		65		124
Franchise equivalent units (b)	1,581		1,614		1,578
Company same-store sales increase (decrease) (c)(d)	55.3%		(36.7)%		1.9%
Domestic franchised same-store sales increase (decrease) (c)(d)	40.1%		(30.9)%		2.0%
Company same-store sales decrease vs. 2019 (c)(d)(e)	(3.5)%		N/A		N/A
Domestic franchised same-store sales decrease vs. 2019 (c)(d)(e)	(4.8)%		N/A		N/A

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.
(b)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(c)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe domestic franchised same-store sales information is useful to investors in understanding our financial performance, as our sales-based royalties are calculated based on a percentage of franchise sales. Accordingly, domestic franchised same-store sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.
(d)Prior year amounts have not been restated for 2021 comparable restaurants.

(e)In an effort to provide greater transparency due to the COVID-19 pandemic, we are providing additional same-store sales information for 2021 that includes sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in fiscal 2019.

Unit Activity

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
Company restaurants, beginning of period	65	68	173
Units opened	—	—	—
Units sold to franchisees	—	—	(105)
Units closed	—	(3)	—
End of period	65	65	68

Franchised and licensed restaurants, beginning of period	1,585	1,635	1,536
Units opened	20	20	30
Units purchased from Company	—	—	105
Units closed	(30)	(70)	(36)
End of period	1,575	1,585	1,635
Total restaurants, end of period	1,640	1,650	1,703

Company Restaurant Operations

Company same-store sales increased 55.3% in 2021 and decreased 36.7% in 2020 compared with the respective prior year. Company restaurant sales for 2021 increased $56.9 million, or 48.1%, primarily resulting from the increase in company same-store sales caused primarily by reduced dine-in restrictions and fewer temporary closures related to the COVID-19 pandemic. Company restaurant sales for 2020 decreased $188.2 million, or 61.4%, primarily resulting from a 59 equivalent unit decrease in company restaurants and a 36.7% decrease in company same-store sales caused primarily by dine-in restrictions and temporary closures related to the COVID-19 pandemic.

Total costs of company restaurant sales as a percentage of company restaurant sales were 84.0% in 2021, 97.0% in 2020 and 84.3% in 2019 consisting of the following:

Product costs were 24.6% in 2021, 25.2% in 2020 and 24.4% in 2019. For 2021, the decrease as a percentage of sales was primarily due to leverage gained from favorable product mix and increased pricing and lower paper costs, partly offset by higher commodity costs. For 2020, the increase as a percentage of sales was due to increases in paper products due to the increase in delivery and to-go orders related to the COVID-19 pandemic.

Payroll and benefits were 37.3% in 2021, 43.7% in 2020 and 38.8% in 2019. The 2021 decrease as a percentage of sales was due to the leveraging effect of higher sales. The 2021 decrease included a 3.9 percentage point decrease in management labor, 1.7 percentage point decrease in team labor, and 0.5 percentage point decrease in workers’ compensation costs. The 2020 increase as a percentage of sales was primarily the result of sales deleveraging caused by lower sales resulting from the COVID-19 pandemic. The 2020 increase included a 3.2 percentage point increase in management labor, 0.8 percentage point increase in team labor, and 0.3 percentage point increase in fringe benefits.

Occupancy costs were 6.7% in 2021, 9.5% in 2020 and 6.1% in 2019. The 2021 decrease as a percentage of sales was due to the leveraging effect of higher sales. For 2020, the increase as a percentage of sales was primarily due to the sales deleveraging effect caused by the COVID-19 pandemic. Additionally, the impact of refranchising of restaurants during 2019 where we owned the real estate contributed to the rate increase.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 29, 2021		December 30, 2020		December 25, 2019
	(Dollars in thousands)
Utilities	$5,814	3.3%	$5,148	4.4%	$10,359	3.4%
Repairs and maintenance	2,743	1.6%	2,608	2.2%	6,792	2.2%
Marketing	4,594	2.6%	3,904	3.3%	11,195	3.7%
Other direct costs	13,800	7.9%	10,168	8.6%	17,911	5.8%
Other operating expenses	$26,951	15.4%	$21,828	18.5%	$46,257	15.1%

For 2021, other direct costs were lower as a percentage of sales due to the leveraging effect of higher sales, partially offset by higher delivery fees and legal settlement costs. Other direct costs were higher as a percentage of sales for 2020 due to the deleveraging effect of lower sales as well as higher delivery costs due to the increase in delivery sales during the COVID-19 pandemic.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 29, 2021		December 30, 2020		December 25, 2019
	(Dollars in thousands)
Royalties	$103,425	46.4%	$67,501	39.6%	$108,813	46.3%
Advertising revenue	69,957	31.3%	53,745	31.5%	81,144	34.5%
Initial and other fees	8,009	3.6%	7,332	4.3%	6,541	2.8%
Occupancy revenue	41,766	18.7%	41,867	24.6%	38,514	16.4%
Franchise and license revenue	$223,157	100.0%	$170,445	100.0%	$235,012	100.0%

Advertising costs	$69,957	31.3%	$53,745	31.5%	$81,144	34.5%
Occupancy costs	26,237	11.8%	26,732	15.7%	25,806	11.0%
Other direct costs	12,946	5.8%	13,871	8.1%	13,376	5.7%
Costs of franchise and license revenue	$109,140	48.9%	$94,348	55.4%	$120,326	51.2%

Royalties increased by $35.9 million, or 53.2%, in 2021 primarily resulting from a 40.1% increase in domestic franchised same-store sales as compared to the prior year. Additionally, the prior year included royalty abatements of $6.0 million to help our franchisees weather the impact of the COVID-19 pandemic. Royalties decreased by $41.3 million, or 38.0%, in 2020 primarily resulting from a 30.9% decrease in domestic franchised same-store sales and royalty abatements of $6.0 million. Partially offsetting these decreases was an increase of 36 equivalent units resulting from our refranchising and development strategy in 2019. The average domestic royalty rate, including the impact of abatements, was 4.35%, 3.86% and 4.22% for 2021, 2020 and 2019, respectively.

Advertising revenue increased $16.2 million, or 30.2%, in 2021 resulting from the increase in domestic franchised same-store sales. Additionally, the prior year included advertising fee abatements of $1.3 million. Advertising revenue decreased $27.4 million, or 33.8%, in 2020 resulting from the decrease in domestic franchised same-store sales and $1.3 million of advertising fee abatements. Partially offsetting these decreases was an increase of 36 equivalent units resulting from our refranchising and development strategy in 2019.

Initial and other fees increased $0.7 million, or 9.2%, in 2021 primarily due to higher menu production revenue, partially offset by the impact of less accelerated revenue recognition as a result of fewer franchised unit closures compared to 2020. Initial and other fees increased $0.8 million, or 12.1%, in 2020 from the impact of higher accelerated revenue recognition as a result of higher franchised unit closures compared to 2019. This increase was offset by lower menu revenue resulting from fewer menu releases in 2020.

Occupancy revenue decreased $0.1 million, or 0.2%, in 2021 primarily due to lease terminations, partially offset by higher percentage rents as a result of sales increases. Occupancy revenue increased by $3.4 million, or 8.7%, in 2020 primarily resulting from additional leases and subleases to franchisees as a result of our refranchising and development strategy in 2019.

Costs of franchise and license revenue increased $14.8 million, or 15.7%, in 2021. The increase was primarily related to increased advertising costs, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $0.5 million, or 1.9%, in 2021, primarily related to lease terminations. Other direct costs decreased $0.9 million, or 6.7%, primarily due to reductions in bad debt allowance expense, partially offset by increases in menu production expense. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 48.9% for 2021 from 55.4% in 2020.

Costs of franchise and license revenue decreased $26.0 million, or 21.6%, in 2020. The decrease was primarily related to lower advertising costs, which corresponds to the related advertising revenue decreases noted above. Occupancy costs increased $0.9 million, or 3.6%, in 2020, primarily related to the sale of leased company units to franchisees in the prior year, partially offset by lower percentage rent expense as a result of the sales decreases. Other direct costs increased $0.5 million, or 3.7%, primarily due to $1.5 million of bad debt allowances resulting from actual and expected losses on franchise related receivables due to the COVID-19 pandemic. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 55.4% for 2020 from 51.2% in 2019.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Corporate administrative expenses	$44,367	$41,135	$50,319
Share-based compensation	13,602	7,948	6,694
Incentive compensation	8,628	4,351	9,425
Deferred compensation valuation adjustments	2,089	1,606	2,580
Total general and administrative expenses	$68,686	$55,040	$69,018

Total general and administrative expenses increased by $13.6 million, or 24.8%, in 2021 and decreased by $14.0 million, or 20.3%, in 2020.

Corporate administrative expenses increased by $3.2 million in 2021 and decreased by $9.2 million in 2020. The 2021 increase was primarily due to prior year temporary cost reductions related to the COVID-19 pandemic, including net reductions in tax credits related to the CARES Act of approximately $1.2 million. The 2020 decrease was primarily due to cost savings initiatives related to the COVID-19 pandemic, including tax credits related to the CARES Act of approximately $1.7 million and the rationalization of certain business costs in connection with our refranchising and development strategy.

Share-based compensation increased by $5.7 million and $1.3 million in 2021 and 2020, respectively. These increases were primarily the result of plan modifications made in 2020 and related valuations. Incentive compensation increased by $4.3 million in 2021 and decreased by $5.1 million in 2020. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating (income) expense, net.

Depreciation and amortization consisted of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Depreciation of property and equipment	$11,441	$11,284	$13,295
Amortization of finance right-of-use assets	1,895	1,870	2,991
Amortization of intangible and other assets	2,110	3,007	3,560
Total depreciation and amortization expense	$15,446	$16,161	$19,846

The 2021 decrease in total depreciation and amortization expense was the result of certain intangible assets becoming fully amortized in 2020. The 2020 decrease in total depreciation and amortization expense was primarily a result of the sale of owned company units to franchisees as part of our refranchising and development strategy during 2019.

Operating (gains), losses and other charges, net consisted of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Gains on sales of assets and other, net	$(47,822)	$(4,678)	$(93,608)
Restructuring charges and exit costs	1,275	2,403	2,428
Impairment charges	442	4,083	—
Operating (gains), losses and other charges, net	$(46,105)	$1,808	$(91,180)

Gains on sales of assets and other, net of $47.8 million for 2021 primarily related to the sale of three parcels of real estate. Gains on sales of assets and other, net of $4.7 million for the year ended December 30, 2020 primarily related to the sales of real estate. Gains on sales of assets and other, net of $93.6 million for 2019 related to the sale of restaurants and real estate to franchisees.

Restructuring charges and exit costs consisted of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Exit costs	$323	$204	$272
Severance and other restructuring charges	952	2,199	2,156
Total restructuring and exit costs	$1,275	$2,403	$2,428

Restructuring and exit costs for 2021 were primarily made up of relocation costs associated with moving certain employees to our support center in the Dallas, Texas area. Restructuring and exit costs for 2020 primarily relate to the Company permanently separating with approximately 50 support center staff. Severance and other restructuring charges for 2019 were primarily the result of positions eliminated as part of our refranchising and development strategy.

Impairment charges of $0.4 million and $4.1 million for the years ended December 29, 2021 and December 30, 2020, respectively, primarily resulted from our assessment of underperforming restaurants.

Operating income was $104.1 million in 2021, $6.7 million in 2020 and $165.0 million in 2019.

Interest expense, net consisted of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Interest on credit facilities	$5,478	$8,658	$11,685
Interest on interest rate swaps	4,023	3,160	291
Interest on finance lease liabilities	2,960	3,129	4,537
Letters of credit and other fees	1,438	1,259	1,208
Interest income	(25)	(96)	(170)
Total cash interest	13,874	16,110	17,551
Amortization of deferred financing costs	1,105	875	608
Amortization of interest rate swap losses	167	783	—
Interest accretion on other liabilities	2	197	388
Total interest expense, net	$15,148	$17,965	$18,547

Interest expense, net decreased during 2021 primarily due to decreased average borrowings and lower average interest rates. During 2020, interest expense, net decreased primarily due to a reduction in financing lease interest resulting from the sales of restaurants to franchisees during 2019.

Other nonoperating (income) expense, net was income of $15.2 million, $4.2 million, and $2.8 million for 2021, 2020, and 2019, respectively. The income for 2021 includes income of $12.8 million related to dedesignated interest rate swap valuation adjustments and $2.2 million in gains on deferred compensation investments. The income for 2020 includes losses on interest rate swaps of $7.4 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps and income of $10.3 million related to interest rate swap valuation adjustments on dedesignated interest rate swaps subsequent to the discontinuation of hedge accounting and $1.8 million in gains on deferred compensation plan investments. The income for 2019 primarily resulted from gains on deferred compensation plan investments. For additional details related to the interest rate swaps, see Note 9 to our Consolidated Financial Statements.

The provision for (benefit from) income taxes was an expense of $26.0 million for 2021, benefit of $2.0 million for 2020 and expense of $31.8 million for 2019. The effective tax rate was 25.0% for 2021, 28.1% for 2020 and 21.3% for 2019.

For 2021, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment credits. The 2021 rate was also impacted by an expense of $1.3 million from disallowed compensation deductions.

For 2020, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment credits. The 2020 rate was also impacted by a $0.9 million benefit from the statutory rate differential due to a net operating loss carryback to a prior year and an expense of $1.0 million from disallowed compensation deductions.

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

For additional details related to the provision for (benefit from) income taxes as well as changes in the effective tax rate, see Note 14 to our Consolidated Financial Statements.

Net income (loss) was income of $78.1 million for 2021, a loss of $5.1 million for 2020 and income of $117.4 million for 2019.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Net cash provided by (used in) operating activities	$76,173	$(3,137)	$43,327
Net cash provided by investing activities	29,014	4,651	104,969
Net cash used in financing activities	(78,455)	(994)	(149,950)
Increase (decrease) in cash and cash equivalents	$26,732	$520	$(1,654)

Net cash flows provided by operating activities were $76.2 million for the year ended December 29, 2021 compared to net cash flows used in operating activities of $3.1 million for the year ended December 30, 2020. The increase in cash flows provided by (used in) operating activities was primarily due to the improvement of operating results in 2021 and the timing of prior year accrual payments. Net cash flows used in operating activities were $3.1 million for the year ended December 30, 2020 compared to net cash flows provided by operating activities of $43.3 million for the year ended December 25, 2019. The decrease in cash flows provided by (used in) operating activities was primarily due to the impacts of the COVID-19 pandemic and the timing of prior year accrual payments. We believe that our estimated cash flows from operations for 2022, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $29.0 million for the year ended December 29, 2021. These cash flows are primarily proceeds from the sale of real estate and other assets of $50.1 million, partially offset by acquisition of restaurants and real estate of $10.4 million, capital expenditures of $7.4 million and deposits on real estate acquisitions of $3.6 million. Net cash flows provided by investing activities were $4.7 million for the year ended December 30, 2020. These cash flows are primarily proceeds from the sale of real estate of $9.4 million and proceeds from the sale of investments of $2.9 million, partially offset by capital expenditures of $7.0 million and investment purchases of $1.4 million. Net cash flows provided by investing activities were $105.0 million for the year ended December 25, 2019. These cash flows are primarily comprised of $129.7 million of proceeds from the sale of assets, including $119.0 million from the sale of 105 restaurants and $10.7 million from the sale of real estate. These cash flows are offset by capital expenditures of $14.0 million and acquisitions of real estate of $11.3 million.
Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Facilities	$3,206	$4,107	$9,078
New construction	—	23	2,019
Remodeling	1,477	992	1,124
Information technology	1,410	1,386	1,060
Other	1,262	454	694
Capital expenditures (excluding acquisitions)	$7,355	$6,962	$13,975

Cash flows used in financing activities were $78.5 million for the year ended December 29, 2021, which included net debt repayments of $42.1 million, cash payments for stock repurchases of $30.0 million, net bank overdraft payments of $3.1 million, and deferred financing costs of $1.9 million. Cash flows used in financing activities were $1.0 million for the year ended December 30, 2020, which included net debt repayments of $31.6 million, cash payments for stock repurchases of $36.0 million offset by proceeds of $69.6 million from the issuance of common stock. Cash flows used in financing activities were

$150.0 million for the year ended December 25, 2019, which included stock repurchases of $94.5 million and net debt repayments of $49.0 million.
Our working capital deficit was $28.3 million at December 29, 2021 compared with $28.5 million at December 30, 2020 as increased cash from the sales of real estate was offset by an increase in current liabilities. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

On August 26, 2021, the Company and certain of its subsidiaries refinanced the existing credit facility (the “Old Credit Facility”) and entered into a new five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 2.25%. The New Credit Facility contains provisions specifying alternative interest rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The maturity date for the New Credit Facility is August 26, 2026.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 29, 2021.

As of December 29, 2021, we had outstanding revolver loans of $170.0 million and outstanding letters of credit under the New Credit Facility of $15.7 million. These balances resulted in availability of $214.3 million as of December 29, 2021 under the New Credit Facility.

As of December 29, 2021, borrowings under the New Credit Facility bore interest at a rate of LIBOR plus 2.00% and the commitment fee, paid on the unused portion of the New Credit Facility, was set to 0.30%.

During 2020, we executed amendments to the Old Credit Facility on May 13, 2020 and on December 15, 2020. As a result of the amendments, the interest rate of the Old Credit Facility was increased to LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was increased to 0.40%. The amendments required supplemental monthly reporting obligations to our lenders and we were prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures were restricted and certain financial covenants were waived for a period. The amendments also added a monthly minimum liquidity covenant. As of December 15, 2020, the accordion feature was removed, and the total credit facility commitment was reduced from $400 million to $375 million and to $350 million on July 1, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.09% and 3.15% as of December 29, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.44% and 5.01% as of December 29, 2021 and December 30, 2020, respectively.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 29, 2021 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt (a)	$170,000	$—	$—	$170,000	$—
Finance lease obligations (b)(c)	29,746	4,264	6,558	5,271	13,653
Operating lease obligations (b)	189,217	23,285	40,905	35,449	89,578
Interest obligations (c)	35,248	7,553	15,106	12,589	—
Defined benefit plan obligations (d)	2,276	944	733	225	374
Purchase obligations (e)	202,183	202,183	—	—	—
Unrecognized tax benefits (f)	1,047	—	—	—	—
Total	$629,717	$238,229	$63,302	$223,534	$103,605

(a)Refer to Note 9 to our Consolidated Financial Statements for a further discussion of our long-term debt and timing of expected payments.
(b)Refer to Note 8 to our Consolidated Financial Statements for a further discussion of our lease obligations and timing of expected payments.
(c)Interest obligations represent payments related to our long-term debt outstanding at December 29, 2021. For long-term debt with variable rates, we have used the rate applicable at December 29, 2021 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods. The finance lease obligation amounts above are inclusive of interest.
(d)Refer to Note 11 to our Consolidated Financial Statements for a further discussion of our defined benefit plan obligations and timing of expected payments.
(e)Refer to Note 18 to our Consolidated Financial Statements for a further discussion of our purchase obligations and timing of expected payments.
(f)Unrecognized tax benefits are related to uncertain tax positions. As we are not able to reasonably estimate the timing or amount of these payments, the related balances have not been reflected in this table.

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

Our significant accounting policies are discussed Note 2 to our Consolidated Financial Statements. We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past five fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise. Descriptions of what we consider to be our most significant critical accounting policies are as follows:

Self-insurance liabilities. We are self-insured for a portion of our losses related to certain medical plans, workers’ compensation, general, product and automobile insurance liability. In estimating these liabilities, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. Our estimates of expected losses are adjusted over time based on changes to the actual costs of the underlying claims, which could result in additional expense or reversal of expense previously recorded. Additionally, the change in the number of company restaurants impacts the balance of liabilities over time.

Total workers’ compensation, general, product and automobile insurance liabilities at December 29, 2021 and December 30, 2020 were $11.5 million and $14.0 million, respectively. The decrease in self-insurance liabilities has primarily been the result of payments and liability reductions resulting from the reduction of the number of company restaurants over the past several years.

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

Impairment charges of $0.4 million and $4.1 million for the years ended December 29, 2021 and December 30, 2020, respectively, primarily resulted from our assessment of underperforming restaurants. Impairments recorded for the year ended December 30, 2020 were the result of lower expected restaurant-level operating cash flows for certain restaurants due to the impacts of the COVID-19 pandemic.

See Note 2 and Note 14 to our Consolidated Financial Statements for further discussion of our policies regarding impairment of long-lived assets.

Dedesignation of Interest Rate Hedges. In 2020, we estimated the amount reclassified from accumulated other comprehensive loss, net to other nonoperating expense (income), net due to the dedesignation of certain hedge relationships as a result of cash flows from certain interest rate swaps no longer being probable of occurring. In determining this estimate, we utilized credit default curve and recovery rate assumptions applied to forecasted balances of variable rate debt. The credit default curve and recovery rate assumptions are based on industry data for companies with similar credit and risk profiles. To estimate forecasted balances of variable rate debt, we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, uses of cash, and future economic and market conditions. Lower expected future operating performance and changes to expected uses of cash as a result of the COVID-19 pandemic led to our decision to dedesignate certain of our interest rate hedges in 2020.

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

See Note 14 to our Consolidated Financial Statements for a further discussion of our policies regarding income taxes.
Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 29, 2021, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 2.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 29, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$5,074	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,558	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$44,489	3.19%
Total			$290,000		$52,121

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of December 29, 2021, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the levels of borrowings under the credit facility at December 29, 2021, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would not change. However, depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 7, 9 and 17 to our Consolidated Financial Statements.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, that are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors, generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or managing the menu. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or manage the menu in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

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

Based on their assessment as of December 29, 2021, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2021.

The effectiveness of our internal control over financial reporting as of December 29, 2021 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny’s Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2021 and December 30, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 29, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greenville, South Carolina
February 28, 2022

Item 9B.     Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2022 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 29, 2021 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,400,000	(1)	$—	4,349,124	(2)
Equity compensation plans not approved by security holders	—		—	704,166	(3)
Total	4,400,000		$—	5,053,290

(1)Includes shares issuable in connection with our outstanding performance share awards and restricted stock units awards.
(2)Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the Denny’s Corporation 2021 Omnibus Incentive Plan.
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

*10.4
Fourth Amended and Restated Credit Agreement dated as of August 26, 2021 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Truist Bank, Bank of the West, and Regions Bank, as Co-Syndication Agents, Cadence Bank N.A. and Fifth Third Bank, National Association as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Truist Securities, Inc., Bank of the West, and Regions Capital Markets, A Division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on August 26, 2021).

*10.5
Fourth Amended and Restated Guarantee and Collateral Agreement dated as of August 26, 2021 among Denny's Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on August 26, 2021).

+*10.6
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

+*10.8
Denny's Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-217843) filed with the Commission on May 10, 2017).

+*10.9	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.10	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.11
Amendment to the Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2009).

+*10.12
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.13
Denny’s Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2021).

+*10.14	Form of Long-Term Incentive Program Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.15
Form of the Written Description of the Denny’s Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2015).

+*10.16	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.17	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+*10.18
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

+*10.19
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 27, 2017).

+*10.20
2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2018).

+*10.21
2018 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2018).

+*10.22
2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2019).

+*10.23
2019 Long-Term Incentive Program Performance Share Unit Award Certificate (Executive Officers with Special Retirement Vesting) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2019).

+*10.24
2020 Long-Term Incentive Program Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 24, 2020.)

+*10.25
Summary of Non-Employee Director Compensation as of May 8, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 26, 2019).

+*10.26
Summary of Non-Employee Director Compensation as of May 19, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 30, 2021).

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries (the Company) as of December 29, 2021 and December 30, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three‑year period ended December 29, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2021 and December 30, 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 29, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of assumptions underlying self-insurance liabilities
As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 29, 2021 were $11.5 million. The liabilities represent estimated incurred losses. These estimates include assumptions regarding frequency and severity of claims as well as changes in the Company’s business environment, medical costs and the regulatory environment that could impact the overall self-insurance costs.

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
Greenville, South Carolina
February 28, 2022

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 29, 2021	December 30, 2020
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$30,624	$3,892
Investments	2,551	2,272
Receivables, net	19,621	21,349
Inventories	5,060	1,181
Assets held for sale	—	1,125
Prepaid and other current assets	11,393	18,847
Total current assets	69,249	48,666
Property, net of accumulated depreciation of $151,836 and $146,583, respectively	91,176	86,154
Financing lease right-of-use assets, net of accumulated amortization of $11,210 and $9,907, respectively	7,709	9,830
Operating lease right-of-use assets, net	128,727	139,534
Goodwill	36,884	36,884
Intangible assets, net	50,226	51,559
Deferred financing costs, net	2,971	2,414
Deferred income taxes, net	11,502	23,210
Other noncurrent assets	37,083	32,698
Total assets	$435,527	$430,949

Liabilities
Current liabilities:
Current finance lease liabilities	$1,952	$1,839
Current operating lease liabilities	15,829	16,856
Accounts payable	15,595	12,021
Other current liabilities	64,146	46,462
Total current liabilities	97,522	77,178
Long-term liabilities:
Long-term debt	170,000	210,000
Noncurrent finance lease liabilities	10,744	13,530
Noncurrent operating lease liabilities	126,296	137,534
Liability for insurance claims, less current portion	8,438	10,309
Other noncurrent liabilities	87,792	112,844
Total long-term liabilities	403,270	484,217
Total liabilities	500,792	561,395

Commitments and contingencies

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 29, 2021: 64,200 shares issued and 62,210 shares outstanding; December 30, 2020: 63,962 shares issued and outstanding	642	640
Paid-in capital	135,596	123,833
Deficit	(116,441)	(194,514)
Accumulated other comprehensive loss, net	(54,470)	(60,405)
Treasury stock, at cost, 1,990 and 0 shares, respectively	(30,592)	—
Total shareholders’ deficit	(65,265)	(130,446)
Total liabilities and shareholders’ deficit	$435,527	$430,949

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$175,017	$118,160	$306,377
Franchise and license revenue	223,157	170,445	235,012
Total operating revenue	398,174	288,605	541,389
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	42,982	29,816	74,720
Payroll and benefits	65,337	51,684	118,806
Occupancy	11,662	11,241	18,613
Other operating expenses	26,951	21,828	46,257
Total costs of company restaurant sales, excluding depreciation and amortization	146,932	114,569	258,396
Costs of franchise and license revenue	109,140	94,348	120,326
General and administrative expenses	68,686	55,040	69,018
Depreciation and amortization	15,446	16,161	19,846
Operating (gains), losses and other charges, net	(46,105)	1,808	(91,180)
Total operating costs and expenses, net	294,099	281,926	376,406
Operating income	104,075	6,679	164,983
Interest expense, net	15,148	17,965	18,547
Other nonoperating income, net	(15,176)	(4,171)	(2,763)
Net income (loss) before income taxes	104,103	(7,115)	149,199
Provision for (benefit from) income taxes	26,030	(1,999)	31,789
Net income (loss)	$78,073	$(5,116)	$117,410

Net income (loss) per share - basic	$1.20	$(0.08)	$1.96
Net income (loss) per share - diluted	$1.19	$(0.08)	$1.90

Basic weighted average shares outstanding	65,171	60,812	59,944
Diluted weighted average shares outstanding	65,573	60,812	61,833

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Net income (loss)	$78,073	$(5,116)	$117,410
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $35, $(67) and $15, respectively	78	(197)	46
Changes in the fair value of cash flow derivatives, net of tax of $1,386, $(12,345) and $(10,410), respectively	2,889	(34,565)	(30,076)
Reclassification of cash flow derivatives to interest expense, net of tax of $1,179, $874 and $75, respectively	2,844	2,286	216
Reclassification of loss related to dedesignation of derivatives to other nonoperating (income) expense, net of tax of $0, $1,892 and $0, respectively	—	5,462	—
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $42, $214 and $0, respectively	124	569	—
Other comprehensive income (loss)	5,935	(26,445)	(29,814)
Total comprehensive income (loss)	$84,008	$(31,561)	$87,596

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 26, 2018	108,585	$1,086	(47,052)	$(416,815)	$592,944	$(306,414)	$(4,146)	$(133,345)
Cumulative effect adjustment	—	—	—	—	—	(394)	—	(394)
Net income	—	—	—	—	—	117,410	—	117,410
Other comprehensive loss	—	—	—	—	—	—	(29,814)	(29,814)
Share-based compensation on equity classified awards, net	—	—	—	—	3,310	—	—	3,310
Purchase of treasury stock	—	—	(4,879)	(96,202)	—	—	—	(96,202)
Equity forward contract settlement	—	—	(389)	(6,763)	6,763	—	—	—
Issuance of common stock for share-based compensation	468	5	—	—	(5)	—	—	—
Exercise of common stock options	362	3	—	—	968	—	—	971
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(5,116)	—	(5,116)
Other comprehensive loss	—	—	—	—	—	—	(26,445)	(26,445)
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net	—	—	—	—	3,374	—	—	3,374
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Retirement of treasury stock	(54,010)	(540)	54,010	553,973	(553,433)	—	—	—
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	110	1	—	—	426	—	—	427
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	78,073	—	78,073
Other comprehensive income	—	—	—	—	—	—	5,935	5,935
Share-based compensation on equity classified awards, net	—	—	—	—	11,649	—	—	11,649
Purchase of treasury stock	—	—	(1,990)	(30,592)	—	—	—	(30,592)
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$78,073	$(5,116)	$117,410
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	15,446	16,161	19,846
Operating (gains), losses and other charges, net	(46,105)	1,808	(91,180)
Gains and amortization on interest rate swap derivatives, net	(12,629)	(2,164)	—
Amortization of deferred financing costs	1,105	876	608
(Gains) losses on investments	21	(123)	(180)
(Gains) losses on early termination of debt and leases	(523)	224	(4)
Deferred income tax expense	14,097	3,981	16,005
Decrease of tax valuation allowance	(5,031)	(3,041)	(2,935)
Share-based compensation expense	13,602	7,948	6,694
Changes in assets and liabilities:
Receivables	1,373	6,378	(2,030)
Inventories	(3,879)	101	1,668
Prepaids and other current assets	7,454	(3,872)	(4,108)
Other assets	(1,881)	(1,816)	(4,581)
Operating lease assets and liabilities	(1,521)	844	(601)
Accounts payable	6,608	(10,682)	(5,170)
Accrued payroll	3,113	(2,835)	(3,826)
Accrued taxes	(317)	(774)	(2,043)
Other accrued liabilities	12,684	(5,525)	(4,144)
Other noncurrent liabilities	(5,517)	(5,510)	1,898
Net cash flows provided by (used in) operating activities	76,173	(3,137)	43,327
Cash flows from investing activities:
Capital expenditures	(7,355)	(6,962)	(13,975)
Acquisitions of real estate	(10,369)	—	(11,320)
Deposits on real estate acquisitions	(3,624)	—	—
Proceeds from sales of real estate and other assets	50,098	9,398	129,721
Investment purchases	(500)	(1,400)	(1,760)
Proceeds from sale of investments	200	2,900	—
Collections on notes receivable	684	1,814	3,654
Issuance of notes receivable	(120)	(1,099)	(1,351)
Net cash flows provided by investing activities	29,014	4,651	104,969
Cash flows from financing activities:
Revolver borrowings	185,000	140,500	164,400
Revolver payments	(225,000)	(170,500)	(210,900)
Long-term debt payments	(2,118)	(1,570)	(2,464)
Tax withholding on share-based payments	(1,516)	(4,331)	(3,206)
Deferred financing costs	(1,853)	(1,758)	—
Purchase of treasury stock	(29,959)	(36,008)	(94,459)
Proceeds from issuance of common stock	—	69,571	—
Proceeds from exercise of stock options	116	427	971
Net bank overdrafts	(3,125)	2,675	(4,292)
Net cash flows used in financing activities	(78,455)	(994)	(149,950)
Increase (decrease) in cash and cash equivalents	26,732	520	(1,654)
Cash and cash equivalents at beginning of period	3,892	3,372	5,026
Cash and cash equivalents at end of period	$30,624	$3,892	$3,372

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, Denny’s, or the Company, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 11 foreign countries with principal concentrations in California (23% of total restaurants), Texas (12%) and Florida (8%).

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the year ended December 30, 2020 with impacts continuing through the year ended December 29, 2021. During the year ended December 30, 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. During the year ended December 29, 2021, many of our company and franchised and licensed restaurants have not returned to full operating hours, particularly at the late night daypart. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

As a result of recent increases in COVID-19 cases due to unforeseen variants, we cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

At December 29, 2021, the Denny’s brand consisted of 1,640 restaurants, 1,575 of which were franchised or licensed restaurants and 65 of which were company restaurants. Changes in restaurant counts are as follows:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
Company restaurants, beginning of period	65	68	173
Units opened	—	—	—
Units sold to franchisees	—	—	(105)
Units closed	—	(3)	—
End of period	65	65	68

Franchised and licensed restaurants, beginning of period	1,585	1,635	1,536
Units opened	20	20	30
Units purchased from Company	—	—	105
Units closed	(30)	(70)	(36)
End of period	1,575	1,585	1,635
Total restaurants, end of period	1,640	1,650	1,703

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2020 included 53 weeks of operation, whereas 2021 and 2019 each included 52 weeks of operations.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.1 million and $0.4 million at December 29, 2021 and December 30, 2020, respectively.

Receivables. Effective December 26, 2019, the first day of fiscal 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and all subsequent ASUs that modified Topic 326. The guidance replaces the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates.

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

Inventories. Inventories consist primarily of food, beverages and, in some periods, equipment and are valued at the lower of first-in, first-out cost or net realizable value.

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

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $2.5 million and $2.6 million, respectively, at December 29, 2021 and $2.2 million and $2.3 million, respectively, at December 30, 2020. Unrealized gains and losses included in fair value were losses of $0.1 million and $0.1 million and gains of $0.2 million at December 29, 2021, December 30, 2020 and December 25, 2019, respectively.

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

The realized and unrealized holding gains and losses related to marketable securities are recorded in other nonoperating income with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2021, 2020 and 2019, we incurred net gains of $2.2 million, $1.8 million and $2.7 million, respectively, related to marketable securities.

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

Total workers’ compensation, general, product and automobile insurance liabilities at December 29, 2021 and December 30, 2020 were $11.5 million and $14.0 million, respectively.

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

The lease guidance provides for certain practical expedients and accounting elections. We elected the practical expedient to not separate nonlease components (such as common area maintenance) from lease components in regard to all leases and the portfolio approach in applying the discount rate to our leases.

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

Abatements or deferrals in rents received from landlords as a result of the COVID-19 pandemic are recognized as reductions in variable lease payments.

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

Contingencies and Litigation. We are subject to legal proceedings involving ordinary and routine claims incidental to our business, as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Settlement costs are accrued when they are deemed estimable and probable. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

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

Initial and other fees also include revenue that are distinct from the franchise agreement and are separate performance obligations. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Equipment revenues are billed and recognized as the equipment is installed. Similar to advertising revenue, equipment revenues and other franchise services fees are recorded on a gross basis within the Consolidated Statements of Operations.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. For 2021, 2020 and 2019, our ten largest franchisees accounted for 37%, 39% and 35% of our franchise revenues, respectively.

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

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired and other advertising costs as incurred. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Operations and were $4.6 million, $3.9 million and $11.2 million for 2021, 2020 and 2019, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $70.0 million, $53.7 million and $81.1 million in 2021, 2020 and 2019, respectively. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. As the Company is contractually required to spend these contributions on advertising costs, the obligations are accrued and advertising costs expensed when the related revenues are recognized.

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

Generally, compensation expense related to performance share units and restricted stock units is based on the number of units granted, the period over which they are expected to vest and the fair market value of our common stock on the date of the grant. For restricted stock units and performance share units that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The key assumptions used include expected volatility and risk-free interest rates over the term of the award.

Subsequent to the vesting period, earned stock-settled restricted stock units and performance share units (both of which are equity classified) are paid to the holder in shares of our common stock, provided the holder was still employed with Denny’s or an affiliate as of the vesting date.

Earnings (Losses) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period.

Newly Adopted Accounting Standards

Effective December 26, 2019, the first day of fiscal 2020, we adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance replaces the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which was later clarified in January 2021 by ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The Company adopted ASU 2020-04 on March 12, 2020. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on the Company’s consolidated financial position or results of operations. The guidance is effective through December 31, 2022.

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

Additional new accounting guidance became effective for us as of December 29, 2021 that we reviewed and concluded was either not applicable to our operations or had no material effect on our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our Consolidated Financial Statements as a result of future adoption.

Note 3.     Receivables

Receivables, net consisted of the following:

	December 29, 2021	December 30, 2020
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$13,430	$15,535
Other receivables from franchisees	1,027	2,104
Vendor receivables	4,041	2,199
Credit card receivables	747	542
Other	950	2,668
Allowance for doubtful accounts	(574)	(1,699)
Total receivables, net	$19,621	$21,349

Other noncurrent assets:
Financing receivables from franchisees	$293	$502

In response to the COVID-19 pandemic, direct financial relief to our franchisees has included the deferral of one week of royalty and advertising fees due from franchisees during the first quarter of 2020 as well as rent payments due from franchisees during certain periods of 2020. At December 29, 2021 and December 30, 2020, trade accounts receivable from franchisees included $0.6 million and $5.7 million, respectively, of amounts related to these deferrals. We recorded $1.5 million of expected credit losses during the year ended December 30, 2020 and $1.1 million of reversals of credit losses during the year ended December 29, 2021, based on actual and expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 4.     Property

Property, net consisted of the following:

	December 29, 2021	December 30, 2020
	(In thousands)
Land	$43,742	$36,815
Buildings and leasehold improvements	163,264	160,842
Other property and equipment	36,006	35,080
Total property	243,012	232,737
Less accumulated depreciation	151,836	146,583
Property, net	$91,176	$86,154

The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 29, 2021	December 30, 2020
	(In thousands)
Land	$25,192	$25,192
Buildings and leasehold improvements	69,656	69,656
Total property owned, leased to franchisees	94,848	94,848
Less accumulated depreciation	60,674	59,038
Property owned, leased to franchisees, net	34,174	35,810
Buildings held under finance leases, leased to franchisees	8,060	8,062
Less accumulated amortization	4,781	4,137
Property held under finance leases, leased to franchisees, net	3,279	3,925
Total property leased to franchisees, net	$37,453	$39,735

Depreciation expense, including amortization of property under finance leases, for 2021, 2020 and 2019 was $13.3 million, $13.2 million and $16.3 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 9.

Note 5.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 29, 2021	December 30, 2020
	(In thousands)
Balance, beginning of year	$36,884	$36,832
Adjustments related to the sale of restaurants	—	52
Balance, end of year	$36,884	$36,884

Intangible assets consist of the following:

	December 29, 2021		December 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	12,218	6,199	12,218	4,866
Intangible assets	$56,425	$6,199	$56,425	$4,866

The weighted-average life of the reacquired franchise rights is approximately seven years. The amortization expense for definite-lived intangibles and other assets for 2021, 2020 and 2019 was $2.1 million, $3.0 million and $3.6 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2022	$1,226
2023	902
2024	832
2025	776
2026	608

We performed an annual impairment test as of December 29, 2021 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 29, 2021	December 30, 2020
	(In thousands)
Accrued payroll	$20,676	$17,076
Accrued insurance, primarily current portion of liability for insurance claims	4,285	4,667
Accrued taxes	4,533	4,850
Accrued advertising	15,355	4,318
Gift cards	7,170	6,127
Other	12,127	9,424
Other current liabilities	$64,146	$46,462

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 29, 2021:
Deferred compensation plan investments (1)	$13,726	$13,726	$—	$—
Interest rate swaps (2)	(52,121)	—	(52,121)	—
Investments (3)	2,551	—	2,551	—
Total	$(35,844)	$13,726	$(49,570)	$—

Fair value measurements as of December 30, 2020:
Deferred compensation plan investments (1)	$13,627	$13,627	$—	$—
Interest rate swaps (2)	(76,445)	—	(76,445)	—
Investments (3)	2,272	—	2,272	—
Total	$(60,546)	$13,627	$(74,173)	$—

(1)    The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments and are included in other noncurrent assets in our Consolidated Balance Sheets.
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

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of December 29, 2021:
Assets held and used (1)	$313	$442

Fair value measurements as of December 30, 2020:
Assets held and used (1)	$2,425	$1,564

(1)At December 29, 2021 and December 30, 2020, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the year ended December 29, 2021 and December 30, 2020, we recognized impairment charges of $0.4 million and $4.1 million, respectively, related to certain of these assets. See Note 13.

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

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 29, 2021	December 30, 2020
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$1,895	$1,870
Interest on lease liabilities	Interest expense, net	2,960	3,129
Operating lease costs:
Operating lease costs - company	Occupancy	6,394	6,432
Operating lease costs - franchise	Costs of franchise and license revenue	17,106	18,682
Operating lease costs - general and administrative	General and administrative expenses	432	100
Operating lease costs - closed stores	Restructuring charges and exit costs	356	173
Variable lease costs:
Variable lease costs - company	Occupancy	3,275	2,854
Variable lease costs - franchise	Costs of franchise and license revenue	7,172	6,102
Variable lease costs - general and administrative	General and administrative expenses	218	61
Variable lease costs - closed stores	Restructuring charges and exit costs	48	56
Sublease income:
Sublease income - franchise	Franchise and license revenue	(30,607)	(30,925)
Sublease income - closed stores	Restructuring charges and exit costs	(160)	(114)
Total lease costs		$9,089	$8,420

Lease terms and discount rates were as follows:

	December 29, 2021	December 30, 2020
Weighted-average remaining lease term (in years):
Finance leases	8.5	9.3
Operating leases	10.0	10.7
Weighted-average discount rate:
Finance leases	23.4%	23.8%
Operating leases	5.7%	5.8%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 29, 2021	December 30, 2020
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$30,767	$33,621
Operating lease income - closed stores	Restructuring charges and exit costs	109	66
Operating lease income - general and administrative	General and administrative expenses	65	—
Variable lease income - franchise	Franchise and license revenue	10,999	8,246
Variable lease income - closed stores	Restructuring charges and exit costs	51	48
Total lease income		$41,991	$41,981

Cash and supplemental noncash amounts were as follows:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,960	$3,129
Operating cash flows from operating leases	$25,578	$23,511
Financing cash flows from finance leases	$2,118	$1,570
Right-of-use assets obtained in exchange for new finance lease liabilities	$998	$142
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,513	$4,831

Maturities of lease liabilities and receipts as of December 29, 2021 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2022	$4,264	$23,285	$28,824
2023	3,639	21,335	26,293
2024	2,919	19,570	25,012
2025	2,783	18,285	24,758
2026	2,488	17,164	24,216
Thereafter	13,653	89,578	157,939
Total undiscounted cash flows	29,746	189,217	$287,042
Less: interest	17,050	47,092
Present value of lease liabilities	12,696	142,125
Less: current lease liabilities	1,952	15,829
Long-term lease liabilities	$10,744	$126,296

Note 9.     Long-Term Debt

Long-term debt consisted of the following:

	December 29, 2021	December 30, 2020
	(In thousands)
Revolving loans	$170,000	$210,000
Finance lease obligations	12,696	15,369
Total long-term debt	182,696	225,369
Less current maturities	1,952	1,839
Noncurrent portion of long-term debt	$180,744	$223,530

There are no scheduled maturities of our revolving loans due in 2022 through 2025. The $170.0 million of revolving loans are due August 26, 2026.

Refinancing of Credit Facility

On August 26, 2021, the Company and certain of its subsidiaries refinanced the existing credit facility (the “Old Credit Facility”) and entered into a new five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 2.25%. The New Credit Facility contains provisions specifying alternative interest rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The maturity date for the New Credit Facility is August 26, 2026.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 29, 2021.

As of December 29, 2021, we had outstanding revolver loans of $170.0 million and outstanding letters of credit under the New Credit Facility of $15.7 million. These balances resulted in availability of $214.3 million as of December 29, 2021 under the New Credit Facility.

As of December 29, 2021, borrowings under the New Credit Facility bore interest at a rate of LIBOR plus 2.00% and the commitment fee, paid on the unused portion of the New Credit Facility, was set to 0.30%.

During 2020, we executed amendments to our Old Credit Facility on May 13, 2020 and on December 15, 2020. As a result of the amendments, the interest rate of the Old Credit Facility was increased to LIBOR plus 3.00% and the commitment fee, paid on the unused portion of the credit facility, was increased to 0.40%. The amendments required supplemental monthly reporting obligations to our lenders and we were prohibited from paying dividends and making stock repurchases and other general investments. Additionally, capital expenditures were restricted and certain financial covenants were waived for a period. The amendments also added a monthly minimum liquidity covenant. As of December 15, 2020, the accordion feature was removed, and the total credit facility commitment was reduced from $400 million to $375 million and to $350 million on July 1, 2021.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.09% and 3.15% as of December 29, 2021 and December 30, 2020, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.44% and 5.01% as of December 29, 2021 and December 30, 2020, respectively.

Interest Rate Hedges

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of December 29, 2021 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$5,074	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,558	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$44,489	3.19%
Total			$290,000		$52,121

(1)     The notional amount of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

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

As of December 29, 2021, the fair value of swaps designated as cash flow hedges was a liability of $7.6 million and was recorded as a component of other noncurrent liabilities with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 17 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps. We expect to reclassify approximately $4.0 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next twelve months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. We reclassified unrealized losses of approximately $0.2 million and $0.8 million to interest expense, net related to the 2018 Swaps, for the years ended December 29, 2021 and December 30, 2020, respectively. At December 29, 2021, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize less than $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next twelve months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. We recorded income of approximately $12.8 million and $10.3 million as a component of nonoperating expense (income) related to the 2018 Swaps resulting from changes in fair value for the years ended December 29, 2021 and December 30, 2020, respectively. As of December 29, 2021, the fair value of the dedesignated interest rate swaps was $44.5 million, $0.3 million of which was recorded as a component of other current liabilities and $44.2 million of which was recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

Note 10.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Company restaurant sales	$175,017	$118,160	$306,377
Franchise and license revenue:
Royalties	103,425	67,501	108,813
Advertising revenue	69,957	53,745	81,144
Initial and other fees	8,009	7,332	6,541
Occupancy revenue	41,766	41,867	38,514
Franchise and license revenue	223,157	170,445	235,012
Total operating revenue	$398,174	$288,605	$541,389

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

(In thousands)
Balance, December 30, 2020	$20,806
Fees received from franchisees	1,408
Revenue recognized (1)	(2,318)
Balance, December 29, 2021	19,896
Less current portion included in other current liabilities	1,928
Deferred franchise revenue included in other noncurrent liabilities	$17,968

    (1) Of this amount $2.3 million was included in the deferred franchise revenue balance as of December 30, 2020.

As of December 29, 2021, the deferred franchise revenue expected to be recognized in the future is as follows:

(In thousands)
2022	$1,928
2023	1,859
2024	1,808
2025	1,740
2026	1,647
Thereafter	10,914
Deferred franchise revenue	$19,896

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to customers. The balance of deferred gift card liabilities as of December 29, 2021 and December 30, 2020 was $7.2 million and $6.1 million, respectively. During the year ended December 29, 2021, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

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

We made total contributions of $1.5 million, $1.5 million and $1.9 million for 2021, 2020 and 2019, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 29, 2021	December 30, 2020
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,298	$2,337
Interest cost	26	41
Actuarial losses	46	448
Benefits paid	(151)	(151)
Settlements	—	(377)
Benefit obligation at end of year	$2,219	$2,298
Accumulated benefit obligation	$2,219	$2,298
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	151	528
Benefits paid	(151)	(151)
Settlements	—	(377)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(2,219)	$(2,298)
Amounts recognized on the balance sheet:
Other current liabilities	$(944)	$(717)
Other noncurrent liabilities	(1,275)	(1,581)
Net amount recognized	$(2,219)	$(2,298)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(974)	$(1,087)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Benefit obligation actuarial loss	$(46)	$(448)
Amortization of net loss	159	89
Settlement loss recognized	—	95
Other comprehensive income (loss)	$113	$(264)

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Interest cost	$26	$41	$81
Amortization of net loss	159	89	86
Settlement loss recognized	—	95	—
Net periodic benefit cost	$185	$225	$167

Assumptions

The discount rates used to determine the benefit obligations as of December 29, 2021 and December 30, 2020 were 1.99% and 1.34%, respectively. The discount rates used to determine net period pension costs for 2021, 2020 and 2019 were 1.34%, 2.56% and 3.83%, respectively.

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

Contributions and Expected Future Benefit Payments

We made contributions of $0.2 million and $0.5 million to our defined benefit plans during the years ended December 29, 2021 and December 30, 2020, respectively. We expect to contribute $0.9 million to our defined benefit plans during 2022.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2027 through 2031 are as follows:

Defined Benefit Plans
(In thousands)
2022	$944
2023	600
2024	133
2025	110
2026	115
2027 through 2031	374

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

The Denny’s Corporation 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 29, 2021, there were 4.3 million shares available for grant under the 2021 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2021 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income (loss) was as follows:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Employee share awards	$12,708	$7,104	$5,765
Restricted stock units for board members	894	844	929
Total share-based compensation	$13,602	$7,948	$6,694

The income tax benefits recognized as a component of the provision for (benefit from) income taxes in our Consolidated Statements of Operations related to share-based compensation expense were approximately $3.4 million, $2.0 million and $1.7 million during the years ended December 29, 2021, December 30, 2020 and December 25, 2019, respectively.

Employee Share Awards

Employee share awards consist of performance share units (“PSUs”) and restricted stock units ("RSUs") (which are equity classified). The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the employee share awards activity during the year ended December 29, 2021:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,563	$12.91
Granted	742	$21.83
Converted	(218)	$17.87
Forfeited	(11)	$14.25
Outstanding, end of year	2,076	$15.57
Convertible, end of year	1,008	$13.08

During the year ended December 29, 2021, as a component of our long-term compensation program, we granted certain employees approximately 0.5 million PSUs with a grant date fair value of $24.74 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies (from 0% to 200% of the target award). As the TSR based performance units contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year period beginning December 31, 2020 and ending December 27, 2023. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR will be determined and the achievement percentage applied to the vested units.

We also granted certain employees approximately 0.2 million RSUs with a grant date fair value of $15.91 per share. The RSUs vest evenly over the three year period ending December 27, 2023, and are paid annually.

For 2021, 2020 and 2019, the weighted average grant date fair value of awards granted was $21.83, $10.47 and $19.02, respectively.

The grant date fair value of PSUs and the related assumptions used in the Monte Carlo simulation to record share-based compensation in each fiscal year are as follows:

	December 29, 2021	December 30, 2020	December 25, 2019
Risk-free interest rate	0.18%	0.16%	2.54%
Expected term (in years)	3.0	1.25	3.0
Expected volatility	64.9%	59.5%	27.4%
Expected dividend yield	0.0%	0.0%	0.0%
Grant date fair value per unit	$24.74	$8.24	$20.47

The risk-free interest rate was based on U.S. Treasury bond yield with a term equal to the expected life assumed at the date of grant. The expected term represents the period of time the awards are expected to be outstanding. Expected volatility was based on historical volatility of the Company. The expected dividend yield is based on the Company’s history and expectations of dividend payouts at the time of grant.

We made payments of $0.2 million, $0.2 million and $0.4 million during 2021, 2020 and 2019, respectively, related to converted performance and restricted share units. Payments relate to the payment of payroll taxes. The fair value of units converted was $4.3 million, $12.0 million and $16.9 million during 2021, 2020 and 2019, respectively. As of December 29, 2021, we had $12.7 million of unrecognized compensation cost related to unvested performance share unit awards granted, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the year ended December 29, 2021, we granted approximately 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $17.32 per unit to non-employee members of our Board. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board), upon termination as a member of our Board or in three equal annual installments commencing after termination of service as a member of our Board. During the year ended December 29, 2021, less than 0.1 million restricted stock units were converted into shares of common stock.

There were 0.8 million and 0.8 million RSUs outstanding as of December 29, 2021 and December 30, 2020, respectively. As of December 29, 2021, we had approximately $0.4 million of unrecognized compensation cost related to all unvested RSU awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2021, 2020 or 2019.

The following table summarizes information about stock options outstanding and exercisable at December 29, 2021:

	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Outstanding, beginning of year	30	$3.89
Exercised	(30)	$3.89
Outstanding, end of year	—
Exercisable, end of year	—

The total intrinsic value of the options exercised was $0.3 million, $0.8 million and $6.6 million during the years ended December 29, 2021, December 30, 2020 and December 25, 2019, respectively.

Note 13.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consists of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Gains on sales of assets and other, net	$(47,822)	$(4,678)	$(93,608)
Restructuring charges and exit costs	1,275	2,403	2,428
Impairment charges	442	4,083	—
Operating (gains), losses and other charges, net	$(46,105)	$1,808	$(91,180)

Gains on sales of assets and other, net of $47.8 million for the year ended December 29, 2021 were primarily related to the sales of three parcels of real estate. Gains on sales of assets and other, net of $4.7 million for the year ended December 30, 2020 were primarily related to the sales of parcels of real estate. Gains on sales of assets and other, net of $93.6 million for the year ended December 25, 2019 were primarily the result of sales of company restaurants and real estate as part of our refranchising and development strategy.

Restructuring charges and exit costs consists of the following:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Exit costs	$323	$204	$272
Severance and other restructuring charges	952	2,199	2,156
Total restructuring charges and exit costs	$1,275	$2,403	$2,428

Exit costs primarily consists of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 8.

Severance and other restructuring charges for the year ended December 29, 2021 were primarily related to the relocation of certain support functions to our support center in the Dallas, Texas area. Severance and other restructuring charges for the year ended December 30, 2020 were primarily related to positions eliminated as a cost reduction effort in response to the COVID-19 pandemic. Severance and other restructuring charges for the year ended December 25, 2019 was primarily the result of positions eliminated as part of our refranchising and development strategy announced during the fourth quarter of 2018. As of December 29, 2021 and December 30, 2020, we had accrued severance and other restructuring charges of $0.1 million and $0.6 million, respectively. The balance as of December 29, 2021 is expected to be paid during the next 12 months.

We recorded impairment charges of $0.4 million for the year ended December 29, 2021 primarily resulting from an underperforming unit. The $0.4 million included $0.3 million related to property, $0.1 million related to finance lease ROU assets, and less than $0.1 million related to operating lease ROU assets. We recorded impairment charges of $4.1 million for the year ended December 30, 2020 resulting from the impacts of the COVID-19 pandemic. The $4.1 million included $2.4 million related to property, $1.6 million related to operating lease ROU assets, $0.1 million related to reacquired franchise rights and less than $0.1 million related to finance lease ROU assets.

Note 14.     Income Taxes

The provisions for (benefits from) income taxes were as follows:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Current:
Federal	$12,997	$(3,497)	$12,421
State and local	3,105	(109)	5,156
Foreign	862	667	1,142
Deferred:
Federal	6,826	393	9,944
State and local	7,271	3,588	6,061
Decrease of valuation allowance	(5,031)	(3,041)	(2,935)
Total provision for (benefit from) income taxes	$26,030	$(1,999)	$31,789

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 29, 2021	December 30, 2020	December 25, 2019
Statutory provision rate	21%	21%	21%
State, foreign and local taxes, net of federal income tax benefit	5	(11)	8
Change in state valuation allowance	(1)	(1)	(2)
General business credits generated	(2)	9	(2)
Foreign tax credits generated	1	2	(1)
Carryback of net operating loss rate differential	—	12	—
Section 162(m) and share-based compensation	1	(11)	(3)
Insurance premiums	—	5	—
Other	—	2	—
Effective tax rate	25%	28%	21%

For 2021, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes and the generation of employment credits. The 2021 rate was also impacted by an expense of $1.3 million from disallowed compensation deductions. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law as a response to the economic impacts of the COVID-19 pandemic. As a result of the CARES Act, during 2021 the Company carried back 2020’s net operating loss to years 2015 and forward, to obtain $1.5 million in federal income tax refunds. See Note 15 for a discussion of other items related to the CARES Act.

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

	December 29, 2021	December 30, 2020
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$2,594	$3,315
Finance lease liabilities	1,281	1,369
Operating lease liabilities	35,545	39,555
Accrued exit cost	19	25
Interest rate swaps	13,221	19,806
Pension, other retirement and compensation plans	11,259	10,638
Deferred income	4,675	5,337
General business and foreign tax credit carryforwards - state and federal	2,218	2,782
Net operating loss carryforwards - state	1,429	5,888
Charitable contribution carryforwards - federal and state	—	161
Total deferred tax assets before valuation allowance	72,241	88,876
Less: valuation allowance	(2,192)	(7,223)
Total deferred tax assets	70,049	81,653
Deferred tax liabilities:
Intangible assets	(14,874)	(14,579)
Deferred finance costs	(313)	(86)
Operating lease right-of-use assets	(32,198)	(35,732)
Fixed assets	(10,134)	(7,679)
Other accruals	(1,028)	(367)
Total deferred tax liabilities	(58,547)	(58,443)
Net deferred tax asset	$11,502	$23,210

The Company’s state net operating loss tax asset of approximately $1.4 million includes $1.0 million related to Pennsylvania and South Carolina.
The $5.0 million change in the valuation allowance primarily relates to the expiration of South Carolina net operating loss carryforwards that may never be utilized.
Of the $2.2 million valuation allowance, $0.7 million relates to Pennsylvania and South Carolina net operating loss carryforwards, $0.9 million relates to California enterprise zone credits and $0.5 million relates to foreign tax credit carryforwards, all of which may never be utilized, prior to their expiration. The state net operating loss carryforwards and income tax credits are available to offset future state taxable income through 2026. The federal foreign tax credits are available to offset future federal taxable income through 2031.

It is more likely than not that we will be able to utilize all of our existing temporary differences and our remaining state tax net operating losses and state credit tax carryforwards, net of existing valuation allowance, prior to their expiration.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 29, 2021	December 30, 2020
	(In thousands)
Balance, beginning of year	$1,047	$1,047
Changes related to tax positions	—	—
Balance, end of year	$1,047	$1,047

There was no interest expense associated with unrecognized tax benefits for the years ended December 29, 2021 and December 30, 2020.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. We completed our federal audit by the Internal Revenue Service for tax year 2016 during 2019. We remain subject to examination for U.S. federal taxes for 2018, 2019 and 2020 and in the following major state jurisdictions: California (2017-2021), Florida (2018-2021) and Texas (2017-2021).

Note 15. Other CARES Act Provisions

The CARES Act allowed eligible employers to claim employee retention tax credits (“ERTC”) for qualified wages paid after March 12, 2020 and before January 1, 2021. The ERTC was extended to June 30, 2021 under the passage of the Taxpayer Certainty and Disaster Relief Act of 2020 (“ACT”) which was signed into law on December 27, 2020.

We qualified for the credit for the entire period subsequent to March 12, 2020 through January 1, 2021 under the provisions of the CARES Act as (1) our business operations were fully or partially suspended due to government COVID-related orders limiting our business and (2) our gross receipts during a calendar quarter in 2020 were below 50% of the gross receipts for the same calendar quarter in 2019 and our sales never returned to 80% of 2019’s sales in any quarter within 2020. The amount of the credit for 2020 is 50% of qualified wages paid not to exceed $10,000 per person during 2020.

We qualified for ERTC under the ACT for the entire period subsequent to January 1, 2021 through June 30, 2021 as (1) having a reduction of sales greater than 20%. This measurement was made either against sales for the corresponding quarter in 2019 or against the preceding quarter compared to the corresponding quarter of 2019. This alternative method was used in the second quarter of 2021 since the first quarter sales in 2021 were less than 80% of the corresponding sales in the first quarter of 2019. In addition, the Company qualified using the direct suspension of operation under a governmental order in many of its operating locations during the second quarter of 2021.

The new ACT increased the credit to 70% for qualified wages up to $10,000 per employee for the first two quarters of 2021.

The total amount of credits recorded in 2021 related to the ERTC was $0.8 million, of which $0.3 million was included as a component of costs of company restaurant sales and $0.5 million was included as a component of general and administrative expenses in our Consolidated Statement of Operations for the year ended December 29, 2021.

The total amount of credits recorded in 2020 related to the ERTC was $2.6 million, of which $0.9 million was included as a component of costs of company restaurant sales and $1.7 million was included as a component of general and administrative expenses in our Consolidated Statement of Operations for the year ended December 30, 2020.

In addition, as allowed under the CARES Act, we deferred $3.1 million of our portion of FICA taxes in 2020 which were paid in 2021.

Note 16. Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands, except per share amounts)
Net income (loss)	$78,073	$(5,116)	$117,410

Weighted average shares outstanding - basic	65,171	60,812	59,944
Effect of dilutive share-based compensation awards	402	—	1,889
Weighted average shares outstanding - diluted	65,573	60,812	61,833

Net income (loss) per share - basic	$1.20	$(0.08)	$1.96
Net income (loss) per share - diluted	$1.19	$(0.08)	$1.90

Anti-dilutive share-based compensation awards(1)	420	1,682	270

(1) For the year ended December 30, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect on loss per share.

Note 17.     Shareholders’ Equity

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

During 2021, we repurchased a total of 2.0 million shares of our common stock for approximately $30.6 million. During 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million, thus completing the 2017 repurchase program. During 2019, including the settlement of the 2018 accelerated share repurchase (“ASR”) agreement, we repurchased a total of 5.3 million shares of our common stock for approximately $103.0 million. As of December 29, 2021, there was approximately $217.4 million remaining under the 2019 repurchase program.

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

In November 2018, we entered into a $25 million ASR agreement with MUFG Securities EMEA plc (the “2018 ASR”). We paid $25 million in cash and received approximately 1.1 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.2 million of treasury stock related to these shares. The remaining balance of $6.8 million was recorded as additional paid-in capital in shareholders’ deficit as of December 26, 2018 as an equity forward contract. During 2019, we settled the 2018 ASR agreement, recording $6.8 million of treasury stock related to the final delivery of an additional 0.4 million shares of our common stock based on a combined discounted VWAP of $17.04 per share.

Repurchased shares as of December 29, 2021, are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

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

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 26, 2018	$(827)	$(3,319)	$(4,146)
Benefit obligation actuarial loss	(25)	—	(25)
Amortization of net loss (1)	86	—	86
Changes in the fair value of cash flow derivatives	—	(40,486)	(40,486)
Reclassification of cash flow derivatives to interest expense, net (2)	—	291	291
Income tax (expense) benefit	(15)	10,335	10,320
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Benefit obligation actuarial loss	(448)	—	(448)
Amortization of net loss (1)	89	—	89
Settlement loss recognized	95	—	95
Changes in the fair value of cash flow derivatives	—	(46,910)	(46,910)
Reclassification of cash flow derivatives to interest expense, net (2)	—	3,160	3,160
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income)(3)	—	7,354	7,354
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	783	783
Income tax benefit	67	9,365	9,432
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Benefit obligation actuarial loss	(46)	—	(46)
Amortization of net loss (1)	159	—	159
Changes in the fair value of cash flow derivatives	—	4,275	4,275
Reclassification of cash flow derivatives to interest expense, net (2)	—	4,023	4,023
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	166	166
Income tax expense	(35)	(2,607)	(2,642)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)

(1)    Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations. See Note 11 for additional details.
(2)    Amounts reclassified from accumulated other comprehensive loss into income represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Operations. We expect to reclassify approximately $4.0 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.
(3)     During the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations related to the portion of forecasted transaction no longer considered probable of occurring. The remaining losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. For the years ended December 29, 2021 and December 30, 2020, we amortized approximately $0.2 million and $0.8 million, respectively, of losses to interest expense, net related to the 2018 Swaps. We expect to amortize less than $0.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 18.     Commitments and Contingencies

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
Purchase Obligations

We have commitments related to company and franchised restaurants under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 29, 2021 consist of the following:

(In thousands)
Less than 1 year	$202,183
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$202,183

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

During the year ended December 29, 2021, the Company entered into equipment purchase contracts of approximately $18.1 million related to the rollout of kitchen equipment for franchise restaurants, which we will bill to franchisees and recognize as revenue as the equipment is installed, less approximately $5.7 million in incentive commitments from the Company. At December 29, 2021, our remaining obligation under these contracts was approximately $16.2 million, $1.8 million of which is included in accounts payable. The remaining balance is expected to be billed and paid in 2022. These commitments are included in the table above.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 29, 2021	December 30, 2020	December 25, 2019
	(In thousands)
Income taxes paid, net	$9,942	$6	$24,147
Interest paid	$14,159	$15,889	$17,792

Noncash investing and financing activities:
Noncash consideration received in connection with the sale of real estate	$—	$—	$3,000
Notes received in connection with disposition of property	$—	$—	$920
Accrued purchase of property	$231	$133	$1,791
Insurance proceeds receivable	$—	$—	$48
Issuance of common stock, pursuant to share-based compensation plans	$3,087	$7,949	$7,522
Execution of finance leases	$998	$142	$305
Treasury stock payable	$633	$—	$1,816

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer and Director	February 28, 2022
(John C. Miller)	(Principal Executive Officer)

/s/ Robert P. Verostek	Executive Vice President and Chief Financial Officer	February 28, 2022
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 28, 2022
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 28, 2022
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 28, 2022
(Bernadette S. Aulestia)

/s/ Olu Beck	Director	February 28, 2022
(Olu Beck)

/s/ Gregg R. Dedrick	Director	February 28, 2022
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 28, 2022
(José M. Gutiérrez)

/s/ Donald C. Robinson	Director	February 28, 2022
(Donald C. Robinson)

/s/ Laysha Ward	Director	February 28, 2022
(Laysha Ward)

/s/ F. Mark Wolfinger	President and Director	February 28, 2022
(F. Mark Wolfinger)