Form 10-Q
period 2022-03-30
DENNY'S Corp
filed 2022-05-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2022
or
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
Yes ☐   No  ☒

As of April 28, 2022, 61,712,452 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 30, 2022	December 29, 2021
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,091	$30,624
Investments	3,687	2,551
Receivables, net	23,161	19,621
Inventories	9,829	5,060
Assets held for sale	1,322	—
Prepaid and other current assets	7,941	11,393
Total current assets	52,031	69,249
Property, net of accumulated depreciation of $150,914 and $151,836, respectively	89,878	91,176
Financing lease right-of-use assets, net of accumulated amortization of $9,772 and $11,210, respectively	7,399	7,709
Operating lease right-of-use assets, net	125,012	128,727
Goodwill	36,884	36,884
Intangible assets, net	49,892	50,226
Deferred financing costs, net	2,813	2,971
Deferred income taxes, net	5,139	11,502
Other noncurrent assets	32,346	37,083
Total assets	$401,394	$435,527
Liabilities
Current liabilities:
Current finance lease liabilities	$1,962	$1,952
Current operating lease liabilities	15,406	15,829
Accounts payable	12,998	15,595
Other current liabilities	48,524	64,146
Total current liabilities	78,890	97,522
Long-term liabilities:
Long-term debt	171,500	170,000
Noncurrent finance lease liabilities	10,374	10,744
Noncurrent operating lease liabilities	122,470	126,296
Liability for insurance claims, less current portion	7,860	8,438
Other noncurrent liabilities	58,055	87,792
Total long-term liabilities	370,259	403,270
Total liabilities	449,149	500,792
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 30, 2022: 64,457 shares issued and 61,713 outstanding; December 29, 2021: 64,200 shares issued and 62,210 shares outstanding	$645	$642
Paid-in capital	137,332	135,596
Deficit	(94,586)	(116,441)
Accumulated other comprehensive loss, net	(48,689)	(54,470)
Treasury stock, at cost, 2,744 and 1,990 shares, respectively	(42,457)	(30,592)
Total shareholders' deficit	(47,755)	(65,265)
Total liabilities and shareholders' deficit	$401,394	$435,527

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$43,976	$33,569
Franchise and license revenue	59,131	47,007
Total operating revenue	103,107	80,576
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	11,244	8,272
Payroll and benefits	17,086	12,965
Occupancy	3,240	2,850
Other operating expenses	7,055	6,077
Total costs of company restaurant sales	38,625	30,164
Costs of franchise and license revenue, excluding depreciation and amortization	30,669	23,758
General and administrative expenses	16,958	16,947
Depreciation and amortization	3,548	3,661
Operating (gains), losses and other charges, net	—	532
Total operating costs and expenses, net	89,800	75,062
Operating income	13,307	5,514
Interest expense, net	2,960	4,277
Other nonoperating income, net	(19,615)	(30,048)
Income before income taxes	29,962	31,285
Provision for income taxes	8,107	8,104
Net income	$21,855	$23,181

Net income per share - basic	$0.35	$0.36
Net income per share - diluted	$0.34	$0.35

Basic weighted average shares outstanding	63,343	65,251
Diluted weighted average shares outstanding	63,580	65,749

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Net income	$21,855	$23,181
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $8 and $10, respectively	24	30
Changes in the fair value of cash flow derivatives, net of tax of $1,673 and $763, respectively	5,015	2,215
Reclassification of cash flow derivatives to interest expense, net of tax of $248 and $255, respectively	742	740
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $0 and $31, respectively	—	90
Other comprehensive income	5,781	3,075
Total comprehensive income	$27,636	$26,256

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended March 30, 2022 and March 31, 2021
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	(65,265)
Net income	—	—	—	—	—	21,855	—	21,855
Other comprehensive income	—	—	—	—	—	—	5,781	5,781
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,739	—	—	1,739
Purchase of treasury stock	—	—	(754)	(11,865)	—	—	—	(11,865)
Issuance of common stock for share-based compensation	257	3	—	—	(3)	—	—	—
Balance, March 30, 2022	64,457	$645	(2,744)	$(42,457)	$137,332	$(94,586)	$(48,689)	$(47,755)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	23,181	—	23,181
Other comprehensive income	—	—	—	—	—	—	3,075	3,075
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,002	—	—	2,002
Issuance of common stock for share-based compensation	153	1	—	—	(1)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, March 31, 2021	64,145	$641	—	$—	$125,950	$(171,333)	$(57,330)	$(102,072)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$21,855	$23,181
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	3,548	3,661
Operating (gains), losses and other charges, net	—	532
Gains and amortization on interest rate swap derivatives, net	(20,253)	(29,733)
Amortization of deferred financing costs	158	344
Losses on investments	65	8
Losses on early termination of debt and leases	24	34
Deferred income tax expense	4,436	4,099
Share-based compensation expense	4,015	3,472
Changes in assets and liabilities:
Receivables	(3,567)	353
Inventories	(4,768)	13
Prepaids and other current assets	3,451	5,294
Other noncurrent assets	4,085	(201)
Operating lease assets and liabilities	(244)	(604)
Accounts payable	(2,405)	1,820
Accrued payroll	(7,475)	(1,704)
Accrued taxes	(1)	(380)
Other accrued liabilities	(7,488)	1,195
Other noncurrent liabilities	(2,500)	(1,149)
Net cash flows provided by (used in) operating activities	(7,064)	10,235
Cash flows from investing activities:
Capital expenditures	(2,778)	(1,583)
Proceeds from sales of restaurants, real estate and other assets	108	1,348
Investment purchases	(1,200)	—
Proceeds from sale of investments	—	200
Collections on notes receivable	67	215
Net cash flows provided by (used in) investing activities	(3,803)	180
Cash flows from financing activities:
Revolver borrowings	13,825	7,500
Revolver payments	(12,325)	(2,500)
Long-term debt payments	(503)	(473)
Proceeds from exercise of stock options	—	116
Tax withholding on share-based payments	(2,165)	(1,309)
Deferred financing costs	—	(8)
Purchase of treasury stock	(12,498)	—
Net bank overdrafts	—	(3,125)
Net cash flows provided by (used in) financing activities	(13,666)	201
Increase (decrease) in cash and cash equivalents	(24,533)	10,616
Cash and cash equivalents at beginning of period	30,624	3,892
Cash and cash equivalents at end of period	$6,091	$14,508
See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 30, 2022, the Denny's brand consisted of 1,634 restaurants, 1,569 of which were franchised/licensed restaurants and 65 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 with continuing impacts into the current quarter ended March 30, 2022. While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

Our unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended December 29, 2021 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 28, 2022. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

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

Note 3.     Receivables

Receivables consisted of the following:

	March 30, 2022	December 29, 2021
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,897	$13,430
Financing receivables from franchisees	2,811	1,027
Vendor receivables	2,803	4,041
Credit card receivables	625	747
Other	4,574	950
Allowance for doubtful accounts	(549)	(574)
Total receivables, net	$23,161	$19,621

Other noncurrent assets:
Financing receivables from franchisees	$252	$293

Note 4.    Intangible Assets

Intangible assets consisted of the following:

	March 30, 2022		December 29, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	11,801	6,116	12,218	6,199
Intangible assets, net	$56,008	$6,116	$56,425	$6,199

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 30, 2022	December 29, 2021
	(In thousands)
Accrued payroll	$13,232	$20,676
Current portion of liability for insurance claims	3,947	4,285
Accrued taxes	4,532	4,533
Accrued advertising	9,538	15,355
Gift cards	5,818	7,170
Other	11,457	12,127
Other current liabilities	$48,524	$64,146

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 30, 2022:
Deferred compensation plan investments (1)	$12,925	$12,925	$—	$—
Interest rate swaps, net (2)	(23,264)	—	(23,264)	—
Investments (3)	3,687	—	3,687	—
Total	$(6,652)	$12,925	$(19,577)	$—

Fair value measurements as of December 29, 2021:
Deferred compensation plan investments (1)	$13,726	$13,726	$—	$—
Interest rate swaps (2)	(52,121)	—	(52,121)	—
Investments (3)	2,551	—	2,551	—
Total	$(35,844)	$13,726	$(49,570)	$—

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

Note 7.     Long-Term Debt

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 30, 2022.

As of March 30, 2022, we had outstanding revolver loans of $171.5 million and outstanding letters of credit under the credit facility of $15.7 million. These balances resulted in unused commitments of $212.8 million as of March 30, 2022 under the credit facility.

As of March 30, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 1.98% and 2.09% as of March 30, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.19% and 4.44% as of March 30, 2022 and December 29, 2021, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of March 30, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$104	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$(59)	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$(23,309)	3.19%
Total			$290,000		$(23,264)

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

Swaps Designated as Cash Flow Hedges

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of other comprehensive income. The interest rate swaps entered into in 2015 are designated as cash flow hedges with unrealized gain and losses recorded as a component of accumulated other comprehensive loss, net.

As of March 30, 2022, the fair value of the swaps designated as cash flow hedges was a net asset of less than $0.1 million. One was recorded as an asset of $0.1 million as a component of other noncurrent assets and the other as a liability of $0.1 million as a component of other noncurrent liabilities. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $3.4 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next twelve months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating income, net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter ended March 30, 2022, no unrealized losses were reclassified to interest expense, net related to the 2018 Swaps. For the quarter ended March 31, 2021, we reclassified unrealized losses of approximately $0.1 million to interest expense, net related to the 2018 Swaps. At March 30, 2022, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize less than $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next twelve months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating income, net in our Consolidated Statements of Operations. For the quarter ended March 30, 2022, we recorded income of approximately $20.3 million as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. For the quarter ended March 31, 2021, we recorded income of approximately $29.9 million as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. As of March 30, 2022, the fair value of the dedesignated interest rate swaps was a liability of $23.3 million, $0.3 million of which was recorded as a component of other current liabilities and $23.0 million of which was recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Company restaurant sales	$43,976	$33,569
Franchise and license revenue:
Royalties	26,525	20,844
Advertising revenue	18,206	14,111
Initial and other fees	4,507	1,838
Occupancy revenue	9,893	10,214
Franchise and license revenue	59,131	47,007
Total operating revenue	$103,107	$80,576

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Operating lease revenue	$7,418	$7,913
Variable lease revenue	2,475	2,301
Total occupancy revenue	$9,893	$10,214

Balances related to contracts with customers consist of receivables, deferred franchise revenue and deferred gift card revenue. See Note 3 for details on our receivables.
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 29, 2021	$19,896
Fees received from franchisees	1,199
Franchisee deferred costs (1)	(626)
Revenue recognized, net (2)	(739)
Balance, March 30, 2022	19,730
Less current portion included in other current liabilities	1,928
Deferred franchise revenue included in other noncurrent liabilities	$17,802

(1)    Deferred costs are contract assets consisting of incentives given to franchisees related to the rollout of kitchen equipment to all franchise locations.
(2)    Of this amount $0.6 million was included in the deferred franchise revenue balance as of December 29, 2021.

Deferred franchise revenue consists primarily of the unamortized portion of initial franchise fees that are currently being amortized into revenue and amounts related to development agreements and unopened restaurants that we will begin amortizing into revenue when the related restaurants are opened net of certain deferred costs. Deferred franchise revenue represents our remaining performance obligations to our franchisees, excluding amounts of variable consideration related to sales-based royalties and advertising.

The Company has entered into equipment purchase contracts of approximately $18.3 million related to the rollout of kitchen equipment for franchise restaurants, which will be paid by the franchisees as the equipment is installed, less approximately $5.7 million in commitments from the Company. Amounts committed from the Company are contract assets that have been netted against deferred revenue and will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreement. At March 30, 2022, our remaining obligation under these contracts was approximately $9.2 million, $1.6 million of which is included in accounts payable. At March 30, 2022, we had approximately $8.4 million in inventory and $0.7 million in contract assets related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 30, 2022 and December 29, 2021 was $5.8 million and $7.2 million, respectively. During the quarter ended March 30, 2022, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Gains on sales of assets and other, net	$(146)	$(942)
Restructuring charges and exit costs	146	1,474
Operating (gains), losses and other charges, net	$—	$532

As of March 30, 2022, we had recorded assets held for sale at their carrying amount of $1.3 million (consisting of property of $1.0 million and other assets of $0.3 million) related to three parcels of real estate. There were no assets held for sale recorded as of December 29, 2021.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Exit costs	$12	$82
Severance and other restructuring charges	134	1,392
Total restructuring charges and exit costs	$146	$1,474

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of March 30, 2022 and December 29, 2021, we had accrued severance and other restructuring charges of $0.1 million and $0.1 million, respectively. The balance as of March 30, 2022 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Employee share awards	$3,794	$3,253
Restricted stock units for board members	221	219
Total share-based compensation	$4,015	$3,472

Employee Share Awards

During the quarter ended March 30, 2022, we granted certain employees approximately 233,000 performance share units ("PSUs") with a grant date fair value of $24.51 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and approximately 233,000 PSUs with a grant date fair value of $15.59 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 30, 2021 and ending December 25, 2024. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award). We recognize compensation cost associated with approximately 312,000 of these PSU awards over the entire performance period on a straight-line basis, with compensation cost for the remaining 154,000 PSU awards recognized on a graded-vesting basis due to the accelerated vesting terms for certain retirement eligible individuals.

We also granted certain employees approximately 310,000 restricted stock units ("RSUs") with a grant date fair value of $15.59 per share. The RSUs vest evenly over the three year fiscal period beginning December 30, 2021 and ending December 25, 2024. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the quarter ended March 30, 2022, we issued 257,000 shares of common stock related to vested PSUs and RSUs. In addition, approximately 24,000 shares of common stock were deferred and approximately 136,000 shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of March 30, 2022, we had approximately $22.9 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.3 years.

Restricted Stock Units for Board Members

As of March 30, 2022, we had approximately $0.1 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.2 years.

Note 11.     Income Taxes

The effective income tax rate was 27.1% for the quarter ended March 30, 2022, compared to 25.9% for the prior year period.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands, except per share amounts)
Net income	$21,855	$23,181

Weighted average shares outstanding - basic	63,343	65,251
Effect of dilutive share-based compensation awards	237	498
Weighted average shares outstanding - diluted	63,580	65,749

Net income per share - basic	$0.35	$0.36
Net income per share - diluted	$0.34	$0.35

Anti-dilutive share-based compensation awards	829	273

Note 13.     Shareholders' Deficit

Share Repurchases

Our credit facility permits the repurchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Our Board of Directors approves share repurchases of our common stock. Under these authorizations, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. Currently, we are operating under a $250 million share repurchase authorization approved by the Board of Directors in December 2019.

During the quarter ended March 30, 2022, we repurchased a total of 0.8 million shares of our common stock for approximately $11.9 million. This brings the total amount repurchased under the current authorization to approximately $44.5 million, leaving approximately $205.5 million that can be used to repurchase our common stock under this authorization as of March 30, 2022. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statement of Shareholders' Deficit.

As of March 30, 2022, 2.7 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Amortization of net loss (1)	32	—	32
Changes in the fair value of cash flow derivatives	—	6,688	6,688
Reclassification of cash flow derivatives to interest expense, net (2)	—	990	990
Income tax expense related to items of other comprehensive income	(8)	(1,921)	(1,929)
Balance as of March 30, 2022	$(876)	$(47,813)	$(48,689)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations during the quarter ended March 30, 2022.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate swaps. See Note 7 for additional details.

Note 14.     Commitments and Contingencies

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

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Income taxes paid, net	$449	$421
Interest paid	$2,849	$4,743

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$4,081	$2,435
Execution of finance leases	$133	$—

Note 16. Subsequent Event

On May 3, 2022, the Company entered into an Asset Purchase Agreement, by and between the Company, as purchaser, and K2 Restaurants, Inc. together with the other sellers and principals party thereto (the "Purchase Agreement") for the acquisition of certain assets and assumption of certain liabilities of the franchise business, Keke's Breakfast Cafe ("Keke's"), and eight Keke’s restaurants owned and operated by the sellers (the "Acquisition"). The Company anticipates that the Acquisition will close during the Company’s second fiscal quarter of 2022.

The aggregate consideration payable to Keke's equityholders will be $82,500,000, payable in cash, subject to certain adjustments. The Company expects to fund the purchase price with a combination of cash on hand and funds available under its existing credit agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; commodity and labor inflation; the ability to effectively staff restaurants; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to successfully complete the acquisition and subsequent integration of Keke's Breakfast Cafe; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2021, this report on Form 10-Q and in the Company's subsequent quarterly reports on Form 10-Q.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 30, 2022		March 31, 2021
	(Dollars in thousands)
Revenue:
Company restaurant sales	$43,976	42.7%	$33,569	41.7%
Franchise and license revenue	59,131	57.3%	47,007	58.3%
Total operating revenue	103,107	100.0%	80,576	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	11,244	25.6%	8,272	24.6%
Payroll and benefits	17,086	38.9%	12,965	38.6%
Occupancy	3,240	7.4%	2,850	8.5%
Other operating expenses	7,055	16.0%	6,077	18.1%
Total costs of company restaurant sales	38,625	87.8%	30,164	89.9%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	30,669	51.9%	23,758	50.5%
General and administrative expenses	16,958	16.4%	16,947	21.0%
Depreciation and amortization	3,548	3.4%	3,661	4.5%
Operating (gains), losses and other charges, net	—	—%	532	0.7%
Total operating costs and expenses, net	89,800	87.1%	75,062	93.2%
Operating income	13,307	12.9%	5,514	6.8%
Interest expense, net	2,960	2.9%	4,277	5.3%
Other nonoperating income, net	(19,615)	(19.0)%	(30,048)	(37.3)%
Income before income taxes	29,962	29.1%	31,285	38.8%
Provision for income taxes	8,107	7.9%	8,104	10.1%
Net income	$21,855	21.2%	$23,181	28.8%

Other Data:
Company average unit sales	$682		$523
Franchise average unit sales	$404		$326
Company equivalent units (b)	64		64
Franchise equivalent units (b)	1,572		1,583
Company same-store sales increase (decrease) vs. prior year (c)(d)	30.6%		(9.4)%
Domestic franchise same-store sales increase (decrease) vs. prior year (c)(d)	22.8%		(9.7)%

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
(d)Prior year amounts have not been restated for 2022 comparable units.

Unit Activity

	Quarter Ended
	March 30, 2022	March 31, 2021
Company restaurants, beginning of period	65	65
Units opened	—	—
Units closed	—	—
End of period	65	65

Franchised and licensed restaurants, beginning of period	1,575	1,585
Units opened	5	3
Units closed	(11)	(4)
End of period	1,569	1,584
Total restaurants, end of period	1,634	1,649

Company Restaurant Operations

Company restaurant sales increased $10.4 million, or 31.0%, for the quarter ended March 30, 2022 as compared to the prior year period. The increase in sales was primarily due to easing of prior year period dine-in restrictions and limited operating hours related to the COVID-19 pandemic in addition to current quarter increases in guest check average. Company same-store sales increased 30.6% for the current year quarter as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales were 87.8% for the quarter ended March 30, 2022 compared to 89.9%, for the prior year period.

Product costs were 25.6% of company restaurant sales for the quarter compared to 24.6% for the prior year period, primarily due to increased commodity costs.

Payroll and benefits were 38.9% of company restaurant sales for the quarter compared to 38.6% in the prior year period. For the current quarter, staff payroll increased 2.0 percentage points as a percentage of sales primarily due to labor inflation, partially offset by a 1.8 percentage point decrease in management payroll due to the leveraging effect of higher sales. Additionally, the current quarter included a 0.8 percentage point increase in workers' compensation costs, partially offset by a 0.7 percentage point decrease in group benefit costs.

Occupancy costs were 7.4% of company restaurant sales for the quarter compared to 8.5% in the prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of higher sales, partially offset by higher percentage rents due to the increase in sales.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 30, 2022		March 31, 2021
	(Dollars in thousands)
Utilities	$1,577	3.6%	$1,225	3.6%
Repairs and maintenance	825	1.9%	533	1.6%
Marketing	1,207	2.7%	967	2.9%
Other direct costs	3,446	7.8%	3,352	10.0%
Other operating expenses	$7,055	16.0%	$6,077	18.1%

Other direct costs were lower as a percentage of sales due to the leveraging effect of higher sales and a 1.7 percentage point reduction in legal settlement costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 30, 2022		March 31, 2021
	(Dollars in thousands)
Royalties	$26,525	44.9%	$20,844	44.4%
Advertising revenue	18,206	30.8%	14,111	30.0%
Initial and other fees	4,507	7.6%	1,838	3.9%
Occupancy revenue	9,893	16.7%	10,214	21.7%
Franchise and license revenue	$59,131	100.0%	$47,007	100.0%

Advertising costs	$18,206	30.8%	$14,111	30.0%
Occupancy costs	6,377	10.8%	6,539	13.9%
Other direct costs	6,086	10.3%	3,108	6.6%
Costs of franchise and license revenue	$30,669	51.9%	$23,758	50.5%

Franchise and license revenue increased $12.1 million, or 25.8%, for the quarter compared to the prior year period. Royalties increased $5.7 million, or 27.3%, for the current quarter compared to the prior year period. Advertising revenue increased $4.1 million, or 29.0%, for the current quarter compared to the prior year period. The increases in royalty and advertising revenue primarily resulted from a 22.8% increase in domestic same-store sales. These increases were partially offset by a decrease of 11 equivalent units for the quarter.

Initial and other fees increased $2.7 million, or 145.2%, for the quarter compared to the prior year period. The increase in initial and other fees primarily resulted from the recognition of $2.2 million of revenue from the sale and installation of kitchen equipment purchased by franchisees. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.3 million, or 3.1%, for the current quarter compared to the prior year period.

Costs of franchise and license revenue increased $6.9 million, or 29.1%, for the quarter compared to the prior year period. The increase was primarily related to the increase in advertising costs, which corresponded to the related advertising revenue increase noted above. Occupancy costs decreased $0.2 million, or 2.5%, for the current quarter compared to the prior year period. The decreases in occupancy costs for the current quarter primarily resulted from lease terminations, partially offset by increased percentage rent from higher sales. Other direct franchise costs increased $3.0 million, or 95.7%, for the current quarter compared to the prior year period. The increase in other direct franchise costs was primarily due to $2.2 million in expense recorded as part of the rollout of kitchen equipment to franchisees as mentioned above and a $0.5 million increase in franchise administrative costs in the current period. As a result, costs of franchise and license revenue increased to 51.9% for the quarter ended March 30, 2022 from 50.5% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Corporate administrative expenses	$11,383	$10,872
Share-based compensation	4,015	3,472
Incentive compensation	2,119	2,086
Deferred compensation valuation adjustments	(559)	517
Total general and administrative expenses	$16,958	$16,947

Corporate administrative expenses increased $0.5 million for the quarter ended March 30, 2022 compared to the prior year period. The increase for the quarter was primarily due to temporary cost reductions in the prior year related to the COVID-19 pandemic. Share-based compensation increased $0.5 million for the quarter compared to the prior year period. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Depreciation of property and equipment	$2,647	$2,715
Amortization of financing lease right-of-use assets	442	428
Amortization of intangible and other assets	459	518
Total depreciation and amortization expense	$3,548	$3,661

The decreases in depreciation and amortization expense during the quarter were primarily due to certain assets becoming fully amortized in the prior year.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Gains on sales of assets and other, net	$(146)	$(942)
Restructuring charges and exit costs	146	1,474
Operating (gains), losses and other charges, net	$—	$532

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Exit costs	$12	$82
Severance and other restructuring charges	134	1,392
Total restructuring and exit costs	$146	$1,474

Restructuring and exit costs decreased by $1.3 million for the current quarter compared to the prior year period. The decrease for the current quarter was primarily due to prior period relocation costs associated with moving certain employees to our support center in the Dallas, Texas area.

Operating income was $13.3 million for the quarter ended March 30, 2022, compared to $5.5 million for the quarter ended March 31, 2021.

Interest expense, net consisted of the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Interest on credit facility	$899	$1,701
Interest on interest rate swaps	990	995
Interest on financing lease liabilities	607	768
Letters of credit and other fees	309	355
Interest income	(4)	(8)
Total cash interest, net	2,801	3,811
Amortization of deferred financing costs	158	344
Amortization of interest rate swap losses	—	121
Interest accretion on other liabilities	1	1
Total interest expense, net	$2,960	$4,277

Total cash interest expense, net decreased by $1.0 million for the current quarter compared to the prior year period. Interest on credit facility borrowings decreased by $0.8 million for the current quarter. This decrease primarily resulted from decreased average borrowings and lower average interest rates in the current quarter compared to the respective prior year period. Interest rates on our borrowings primarily decreased as a result of our credit facility refinancing on August 26, 2021.

Other nonoperating income, net was income of $19.6 million for the current quarter, compared to income of $30.0 million for the prior year period. Other nonoperating income, net for the current quarter primarily consisted of $20.3 million of gains related to valuation adjustments for dedesignated interest rate hedges, partly offset by losses of $0.6 million on deferred compensation plan investments. Prior year other nonoperating income, net for the current quarter primarily consisted of $29.9 million of gains related to interest rate swap valuation adjustments.

Provision for income taxes was $8.1 million for both the current and prior year periods. The effective tax rate was 27.1% for the current quarter compared to 25.9% for the prior year period.

Net income was $21.9 million for the quarter ended March 30, 2022, compared to $23.2 million for the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Net cash provided by (used in) operating activities	$(7,064)	$10,235
Net cash provided by (used in) investing activities	(3,803)	180
Net cash provided by (used in) financing activities	(13,666)	201
Increase (decrease) in cash and cash equivalents	$(24,533)	$10,616

Net cash flows used in operating activities were $7.1 million for the quarter ended March 30, 2022 compared to net cash flows provided by operating activities of $10.2 million for the quarter ended March 31, 2021. The decrease in cash flows provided by (used in) operating activities was primarily due to the timing of prior year accrual payments, collections of receivables and purchases of inventory for our kitchen equipment project. We believe that our estimated cash flows from operations for 2022, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $3.8 million for the quarter ended March 30, 2022. These cash flows primarily consisted of capital expenditures of $2.8 million and investments purchases of $1.2 million. Net cash flows provided by investing activities were $0.2 million for the quarter ended March 31, 2021. These cash flows primarily consisted of proceeds from sales of real estate of $1.3 million, proceeds from sales of investments of $0.2 million and collections on notes receivable of $0.2 million, partially offset by capital expenditures of $1.6 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 30, 2022	March 31, 2021
	(In thousands)
Facilities	$913	$997
Remodeling	1,310	340
Information technology	214	189
Other	341	57
Capital expenditures	$2,778	$1,583

Net cash flows used in financing activities were $13.7 million for the quarter ended March 30, 2022, which included cash payments for stock repurchases of $12.5 million and payments of tax withholding on share-based compensation of $2.2 million, partially offset by net long-term debt borrowings of $1.0 million. Net cash flows provided by financing activities were $0.2 million for the quarter ended March 31, 2021, which included net long-term debt borrowings of $4.5 million, partially offset by net bank overdraft payments of $3.1 million and payments of tax withholdings on share-based compensation of $1.3 million.

Our working capital deficit was $26.9 million at March 30, 2022 compared to $28.3 million at December 29, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

Denny's and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 30, 2022.

As of March 30, 2022, we had outstanding revolver loans of $171.5 million and outstanding letters of credit under the credit facility of $15.7 million. These balances resulted in unused commitments of $212.8 million as of March 30, 2022 under the credit facility.

As of March 30, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 1.98% and 2.09% as of March 30, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.19% and 4.44% as of March 30, 2022 and December 29, 2021, respectively.

Kitchen Modernization and Technology Transformation Initiatives

The Company is currently in the process of upgrading and improving its kitchen equipment throughout the domestic system. The rollout began during the first quarter of 2022 and is expected to be substantially complete by the end of 2022. This investment is expected to yield long-term benefits through menu enhancements across all dayparts but especially the dinner daypart with new and improved food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

The Company has entered into equipment purchase contracts of approximately $18.3 million related to the rollout of kitchen equipment for franchise restaurants, which will be paid by the franchisees as the equipment is installed, less approximately $5.7 million in commitments from the Company. Amounts committed from the Company are contract assets that have been netted against deferred revenue and recognized as a component of franchise and license revenue over the remaining term of the related franchise agreement. At March 30, 2022, our remaining obligation under these contracts was approximately $9.2 million, $1.6 million of which is included in accounts payable. At March 30, 2022, we had approximately $8.4 million in inventory and $0.7 million in contract assets related to the kitchen equipment rollout.

The Company intends to initiate the rollout of a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to begin during the second half of 2022 and be substantially complete by the end of 2023.

The Company has committed to investing approximately $10 million towards the cost and installation of the kitchen equipment package (approximately $5.7 million) and the new cloud-based restaurant technology platform (approximately $4.3 million) in domestic franchise restaurants. Additionally, the Company has negotiated favorable financing terms on behalf of its franchisees for the remaining cost.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 30, 2022, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 1.75% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of March 30, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$104	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$(59)	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$(23,309)	3.19%
Total			$290,000		$(23,264)

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of March 30, 2022, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the portion of the swaps in excess of our floating rate debt as of March 30, 2022, a hypothetical change of 100 basis points in LIBOR would change our annual cash flow by approximately $1.2 million. Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 30, 2021 - January 26, 2022	422	$15.71	422	$210,768
January 27, 2022 - February 23, 2022	332	15.73	332	$205,547
February 24, 2022 - March 30, 2022	—	—	—	$205,547
Total	754	$15.72	754

(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 30, 2022, we purchased 0.8 million shares of our common stock for an aggregate consideration of approximately $11.9 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	2022 Long-Term Incentive Program Restricted Stock Unit Award Certificate.

10.2	2022 Long-Term Incentive Program Performance Share Unit Award Certificate.

31.1	Certification of John C. Miller, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 3, 2022	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	May 3, 2022	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller