Form 10-Q
period 2022-06-29
DENNY'S Corp
filed 2022-08-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2022
or
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
Yes ☐   No  ☒

As of July 28, 2022, 57,929,626 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 29, 2022	December 29, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,360	$30,624
Investments	3,529	2,551
Receivables, net	23,193	19,621
Inventories	12,208	5,060
Assets held for sale	1,319	—
Prepaid and other current assets	7,829	11,393
Total current assets	49,438	69,249
Property, net of accumulated depreciation of $152,311 and $151,836, respectively	92,934	91,176
Financing lease right-of-use assets, net of accumulated amortization of $10,071 and $11,210, respectively	7,103	7,709
Operating lease right-of-use assets, net	124,176	128,727
Goodwill	36,884	36,884
Intangible assets, net	49,581	50,226
Deferred financing costs, net	2,654	2,971
Deferred income taxes, net	—	11,502
Other noncurrent assets	30,048	37,083
Total assets	$392,818	$435,527
Liabilities
Current liabilities:
Current finance lease liabilities	$1,896	$1,952
Current operating lease liabilities	15,051	15,829
Accounts payable	16,675	15,595
Other current liabilities	56,680	64,146
Total current liabilities	90,302	97,522
Long-term liabilities:
Long-term debt	187,000	170,000
Noncurrent finance lease liabilities	10,117	10,744
Noncurrent operating lease liabilities	121,807	126,296
Liability for insurance claims, less current portion	7,386	8,438
Deferred income taxes, net	1,994	—
Other noncurrent liabilities	32,920	87,792
Total long-term liabilities	361,224	403,270
Total liabilities	451,526	500,792
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 29, 2022: 64,998 shares issued and 58,344 outstanding; December 29, 2021: 64,200 shares issued and 62,210 shares outstanding	$650	$642
Paid-in capital	138,347	135,596
Deficit	(71,583)	(116,441)
Accumulated other comprehensive loss, net	(46,281)	(54,470)
Treasury stock, at cost, 6,654 and 1,990 shares, respectively	(79,841)	(30,592)
Total shareholders' deficit	(58,708)	(65,265)
Total liabilities and shareholders' deficit	$392,818	$435,527
See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$49,167	$47,572	$93,143	$81,141
Franchise and license revenue	65,850	58,593	124,981	105,600
Total operating revenue	115,017	106,165	218,124	186,741
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	13,168	11,447	24,412	19,719
Payroll and benefits	18,336	16,970	35,422	29,935
Occupancy	3,782	2,844	7,022	5,694
Other operating expenses	9,542	6,552	16,597	12,629
Total costs of company restaurant sales, excluding depreciation and amortization	44,828	37,813	83,453	67,977
Costs of franchise and license revenue, excluding depreciation and amortization	35,265	28,735	65,934	52,493
General and administrative expenses	16,623	17,548	33,581	34,495
Depreciation and amortization	3,590	3,897	7,138	7,558
Operating (gains), losses and other charges, net	846	(113)	846	419
Total operating costs and expenses, net	101,152	87,880	190,952	162,942
Operating income	13,865	18,285	27,172	23,799
Interest expense, net	2,878	4,066	5,838	8,343
Other nonoperating expense (income), net	(19,795)	16,251	(39,410)	(13,797)
Income (loss) before income taxes	30,782	(2,032)	60,744	29,253
Provision for (benefit from) income taxes	7,779	(1,204)	15,886	6,900
Net income (loss)	$23,003	$(828)	$44,858	$22,353

Net income (loss) per share - basic	$0.37	$(0.01)	$0.71	$0.34
Net income (loss) per share - diluted	$0.37	$(0.01)	$0.71	$0.34

Basic weighted average shares outstanding	62,306	65,294	62,822	65,273
Diluted weighted average shares outstanding	62,430	65,294	63,003	65,789

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Net income (loss)	$23,003	$(828)	$44,858	$22,353
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $7, $11, $15 and $21, respectively	22	29	46	59
Changes in the fair value of cash flow hedges, net of tax of $613, $(192), $2,286 and $571, respectively	1,840	(561)	6,855	1,654
Reclassification of cash flow hedges to interest expense, net of tax of $180, $257, $428 and $512, respectively	541	748	1,283	1,488
Amortization of unrealized losses related to dedesignated swaps to interest expense, net of tax of $1, $11, $1 and $42, respectively	5	34	5	124
Other comprehensive income	2,408	250	8,189	3,325
Total comprehensive income (loss)	$25,411	$(578)	$53,047	$25,678

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended June 29, 2022 and June 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 30, 2022	64,457	$645	(2,744)	$(42,457)	$137,332	$(94,586)	$(48,689)	(47,755)
Net income	—	—	—	—	—	23,003	—	23,003
Other comprehensive income	—	—	—	—	—	—	2,408	2,408
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,020	—	—	1,020
Purchase of treasury stock	—	—	(3,910)	(37,384)	—	—	—	(37,384)
Issuance of common stock for share-based compensation	541	5	—	—	(5)	—	—	—
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	$(58,708)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 31, 2021	64,145	$641	—	$—	$125,950	$(171,333)	$(57,330)	$(102,072)
Net loss	—	—	—	—	—	(828)	—	(828)
Other comprehensive income	—	—	—	—	—	—	250	250
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,227	—	—	3,227
Issuance of common stock for share-based compensation	55	1	—	—	(1)	—	—	—
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	$(99,423)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 29, 2022 and June 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	44,858	—	44,858
Other comprehensive income	—	—	—	—	—	—	8,189	8,189
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,759	—	—	2,759
Purchase of treasury stock	—	—	(4,664)	(49,249)	—	—	—	(49,249)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	$(58,708)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	22,353	—	22,353
Other comprehensive income	—	—	—	—	—	—	3,325	3,325
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	5,229	—	—	5,229
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	$(99,423)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 29, 2022	June 30, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$44,858	$22,353
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,138	7,558
Operating (gains), losses and other charges, net	846	419
Gains and amortization on dedesignated interest rate swaps, net	(41,924)	(12,506)
Amortization of deferred financing costs	317	688
Losses on investments	223	3
Losses (gains) on early termination of debt and leases	24	(72)
Deferred income tax expense	10,766	2,211
Share-based compensation expense	7,520	6,860
Changes in assets and liabilities:
Receivables	(3,419)	757
Inventories	(7,148)	(98)
Prepaids and other current assets	3,563	6,677
Other noncurrent assets	6,125	(1,317)
Operating lease assets and liabilities	(466)	(821)
Accounts payable	(1,541)	5,620
Accrued payroll	(5,721)	1,992
Accrued taxes	(338)	434
Other accrued liabilities	(5,003)	4,649
Other noncurrent liabilities	(6,211)	(2,036)
Net cash flows provided by operating activities	9,609	43,371
Cash flows from investing activities:
Capital expenditures	(5,771)	(3,108)
Proceeds from sales of restaurants, real estate and other assets	170	1,612
Investment purchases	(1,200)	—
Proceeds from sale of investments	—	200
Collections on notes receivable	126	383
Issuance of notes receivable	—	(94)
Net cash flows used in investing activities	(6,675)	(1,007)
Cash flows from financing activities:
Revolver borrowings	45,325	9,500
Revolver payments	(28,325)	(39,500)
Repayments of finance leases	(1,018)	(980)
Proceeds from exercise of stock options	—	116
Tax withholding on share-based payments	(4,782)	(1,377)
Deferred financing costs	—	(8)
Purchase of treasury stock	(46,249)	—
Net bank overdrafts	2,851	(3,125)
Net cash flows used in financing activities	(32,198)	(35,374)
Increase (decrease) in cash and cash equivalents	(29,264)	6,990
Cash and cash equivalents at beginning of period	30,624	3,892
Cash and cash equivalents at end of period	$1,360	$10,882

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 29, 2022, the Denny's brand consisted of 1,631 restaurants, 1,566 of which were franchised/licensed restaurants and 65 of which were company operated.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 with continuing impacts into the current quarter ended June 29, 2022. While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, property, right-of-use assets, goodwill and intangible assets.

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

Note 3.     Receivables

Receivables consisted of the following:

	June 29, 2022	December 29, 2021
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$13,435	$13,430
Financing receivables from franchisees	6,310	1,027
Vendor receivables	2,107	4,041
Credit card receivables	623	747
Other	1,267	950
Allowance for doubtful accounts	(549)	(574)
Total receivables, net	$23,193	$19,621

Other noncurrent assets:
Financing receivables from franchisees	$14	$293

Note 4.    Intangible Assets

Intangible assets consisted of the following:

	June 29, 2022		December 29, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,087	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	11,801	6,427	12,218	6,199
Intangible assets, net	$56,008	$6,427	$56,425	$6,199

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 29, 2022	December 29, 2021
	(In thousands)
Accrued payroll	$14,949	$20,676
Current portion of liability for insurance claims	3,652	4,285
Accrued taxes	4,195	4,533
Accrued advertising	10,476	15,355
Gift cards	5,805	7,170
Other	17,603	12,127
Other current liabilities	$56,680	$64,146

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 29, 2022:
Deferred compensation plan investments (1)	$10,930	$10,930	$—	$—
Interest rate swaps, net (2)	2,419	—	2,419	—
Investments (3)	3,529	—	3,529	—
Total	$16,878	$10,930	$5,948	$—

Fair value measurements as of December 29, 2021:
Deferred compensation plan investments (1)	$13,726	$13,726	$—	$—
Interest rate swaps (2)	(52,121)	—	(52,121)	—
Investments (3)	2,551	—	2,551	—
Total	$(35,844)	$13,726	$(49,570)	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges

Fair value measurements for the year-to-date period ended June 29, 2022:
Assets held and used (1)	$—	$266

(1)As of June 29, 2022, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the year-to-date period ended June 29, 2022, we recognized impairment charges of $0.3 million related to certain of these assets. See Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 29, 2022.

As of June 29, 2022, we had outstanding revolver loans of $187.0 million and outstanding letters of credit under the credit facility of $14.2 million. These balances resulted in unused commitments of $198.8 million as of June 29, 2022 under the credit facility.

As of June 29, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.91% and 2.09% as of June 29, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.17% and 4.44% as of June 29, 2022 and December 29, 2021, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of June 29, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$2,165	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,055	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$(801)	3.19%
Total			$290,000		$2,419

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

Swaps Designated as Cash Flow Hedges

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of other comprehensive income. The interest rate swaps entered into in 2015 are designated as cash flow hedges with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net.

As of June 29, 2022, the fair value of the swaps designated as cash flow hedges was an asset of $3.2 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $1.3 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Dedesignated Interest Rate Swaps

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating income, net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter and two quarters ended June 29, 2022, unrealized losses of less than $0.1 million were reclassified to interest expense, net related to the 2018 Swaps. For the quarter and two quarters ended June 30, 2021, we reclassified unrealized losses of less than $0.1 million and $0.2 million, respectively, to interest expense, net related to the 2018 Swaps. At June 29, 2022, $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize approximately $0.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating income, net in our Consolidated Statements of Operations. For the quarter and two quarters ended June 29, 2022, we recorded income of approximately $21.7 million and $41.9 million, respectively, as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. For the quarter and two quarters ended June 30, 2021, we recorded approximately $17.2 million of expense and $12.7 million of income, respectively, as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. As of June 29, 2022, the fair value of the dedesignated interest rate swaps was a liability of $0.8 million, $0.2 million of which was recorded as a component of other current liabilities and $0.6 million of which was recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheets.

Note 8.     Revenues

Our revenues are derived primarily from two sales channels, which we operate as one segment: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Company restaurant sales	$49,167	$47,572	$93,143	$81,141
Franchise and license revenue:
Royalties	28,759	27,117	55,284	47,961
Advertising revenue	19,486	18,600	37,692	32,711
Initial and other fees	7,779	2,066	12,286	3,904
Occupancy revenue	9,826	10,810	19,719	21,024
Franchise and license revenue	65,850	58,593	124,981	105,600
Total operating revenue	$115,017	$106,165	$218,124	$186,741

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Operating lease revenue	$7,253	$7,668	$14,671	$15,581
Variable lease revenue	2,573	3,142	5,048	5,443
Total occupancy revenue	$9,826	$10,810	$19,719	$21,024

Balances related to contracts with customers consist of receivables, deferred franchise revenue and deferred gift card revenue. See Note 3 for details on our receivables.
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 29, 2021	$19,896
Fees received from franchisees	2,224
Franchisee deferred costs (1)	(1,722)
Revenue recognized, net (2)	(1,302)
Balance, June 29, 2022	19,096
Less current portion included in other current liabilities	1,804
Deferred franchise revenue included in other noncurrent liabilities	$17,292

(1)    Deferred costs are contract assets consisting of incentives given to franchisees related to the rollout of kitchen equipment to all franchise locations.
(2)    Of this amount $1.2 million was included in the deferred franchise revenue balance as of December 29, 2021.

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

The Company has entered into equipment purchase contracts of approximately $19.3 million related to the rollout of kitchen equipment for franchise restaurants, which will be billed to the franchisee and recognized as revenue as the equipment is installed, less approximately $5.7 million in commitments from the Company. Amounts committed from the Company are contract assets that have been netted against deferred revenue and will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements. As of June 29, 2022, our remaining obligation under these contracts was approximately $2.5 million, $0.7 million of which is included in accounts payable. As of June 29, 2022, we had approximately $10.7 million in inventory and $1.6 million in contract assets related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 29, 2022 and December 29, 2021 was $5.8 million and $7.2 million, respectively. During the year-to-date period ended June 29, 2022, we recognized revenue of $0.3 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Gains on sales of assets and other, net	$(99)	$(65)	$(245)	$(1,007)
Restructuring charges and exit costs	679	(48)	825	1,426
Impairment charges	266	—	266	—
Operating (gains), losses and other charges, net	$846	$(113)	$846	$419

As of June 29, 2022, we had recorded assets held for sale at their carrying amount of $1.3 million (consisting of property of $1.0 million and other assets of $0.3 million) related to three parcels of real estate. There were no assets held for sale as of December 29, 2021.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Exit costs	$38	$141	$50	$223
Severance and other restructuring charges	641	(189)	775	1,203
Total restructuring charges and exit costs	$679	$(48)	$825	$1,426

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of June 29, 2022 and December 29, 2021, we had accrued severance and other restructuring charges of $0.7 million and $0.1 million, respectively. The balance as of June 29, 2022 is expected to be paid during the next 12 months.

We recorded impairment charges of $0.3 million (consisting of property and right-of-use assets) during the quarter and year-to-date period ended June 29, 2022 resulting from our assessment of underperforming restaurants.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Employee share awards	$3,284	$3,164	$7,078	$6,417
Restricted stock units for board members	221	224	442	443
Total share-based compensation	$3,505	$3,388	$7,520	$6,860

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

During the quarter ended March 30, 2022, we also granted certain employees approximately 310,000 restricted stock units ("RSUs") with a grant date fair value of $15.59 per share. The RSUs vest evenly over the three year fiscal period beginning December 30, 2021 and ending December 25, 2024. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the quarter ended June 29, 2022, we granted PSUs and RSUs to our newly appointed Chief Executive Officer and President, Kelli A. Valade. The grants included approximately 69,000 PSUs with a grant date fair value of $12.18 per share that vest based on the TSR of our common stock compared to the TSRs of a group of peer companies and approximately 69,000 PSUs with a grant date fair value of $9.89 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period and application of achievement percentages for these PSUs are the same as mentioned above. We recognize compensation cost associated with these PSU awards on a straight-line basis. In addition, the grants included approximately 93,000 RSUs with a grant date fair value of $9.89 per share.

During the two quarters ended June 29, 2022, we issued approximately 768,000 shares of common stock related to vested PSUs and RSUs. In addition, approximately 24,000 shares of common stock were deferred and approximately 407,000 shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of June 29, 2022, we had approximately $19.3 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.1 years.

Restricted Stock Units for Board Members

During the quarter and two quarters ended June 29, 2022, we granted less than 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $9.95 per unit to non-employee members of our Board of Directors. The RSUs vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the quarter and two quarters ended June 29, 2022, less than 0.1 million RSUs were converted into shares of common stock.

As of June 29, 2022, we had approximately $0.8 million of unrecognized compensation cost related to these unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 25.3% for the quarter and 26.2% for the year-to-date period ended June 29, 2022, compared to 59.3% and 23.6% for the prior year periods, respectively. The 2021 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 13.4% and (1.2)%, respectively.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands, except per share amounts)
Net income (loss)	$23,003	$(828)	$44,858	$22,353

Weighted average shares outstanding - basic	62,306	65,294	62,822	65,273
Effect of dilutive share-based compensation awards	124	—	181	516
Weighted average shares outstanding - diluted	62,430	65,294	63,003	65,789

Net income (loss) per share - basic	$0.37	$(0.01)	$0.71	$0.34
Net income (loss) per share - diluted	$0.37	$(0.01)	$0.71	$0.34

Anti-dilutive share-based compensation awards	740	998	785	483

Note 13.     Shareholders' Deficit

Share Repurchases

Our credit facility permits the repurchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Our Board of Directors approves share repurchases of our common stock. Under these authorizations, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) or in privately negotiated transactions, subject to market and business conditions. Currently, we are operating under a $250 million share repurchase authorization approved by the Board of Directors in December 2019.

During the two quarters ended June 29, 2022, we repurchased a total of 4.7 million shares of our common stock for approximately $49.2 million. This brings the total amount repurchased under the current authorization to approximately $81.8 million, leaving approximately $168.2 million that can be used to repurchase our common stock under this authorization as of June 29, 2022. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

As of June 29, 2022, 6.7 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Amortization of net loss (1)	61	—	61
Changes in the fair value of cash flow hedges	—	9,141	9,141
Reclassification of cash flow hedges to interest expense, net (2)	—	1,711	1,711
Amortization of unrealized losses related to dedesignated swaps to interest expense, net	—	6	6
Income tax expense related to items of other comprehensive income	(15)	(2,715)	(2,730)
Balance as of June 29, 2022	$(854)	$(45,427)	$(46,281)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations during the two quarters ended June 29, 2022.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate hedges. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 29, 2022	June 30, 2021
	(In thousands)
Income taxes paid, net	$4,644	$1,942
Interest paid	$5,617	$8,478

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$9,547	$3,087
Receipt of real estate receivable	$3,000	$—
Execution of finance leases	$311	$464
Treasury stock payable	$3,633	$—

Note 16. Subsequent Events

On July 20, 2022, the Company completed its previously announced acquisition of Keke's Breakfast Cafe ("Keke's") pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated May 3, 2022, which was subsequently amended by the First Amendment to Asset Purchase Agreement (the "First Amendment"), dated July 11, 2022, by and between the Company, as purchaser, and K2 Restaurants, Inc. together with the other sellers and principals party thereto for the acquisition of certain assets and assumption of certain liabilities of the franchise business, Keke's, and eight Keke’s restaurants owned and operated by the sellers.

Keke’s is the franchisor and operator of a full-service A.M. eatery concept, currently consisting of 52 domestic restaurants in Florida, including 44 franchised locations. We believe Keke’s is a brand with attractive unit economics and strong potential. This acquisition provides an opportunity to participate in the fast-growing A.M. eatery segment through a complementary concept we believe our experienced team can develop across multiple states with the goal of becoming the A.M. eatery franchisor of choice. We believe this acquisition will also enhance value for our shareholders.

Pursuant to the Purchase Agreement, we agreed to purchase Keke's for an aggregate purchase price of $82.5 million. Of the aggregate purchase price, $81.5 million was funded by utilizing cash on hand as well as funds from the Company's revolving credit facility, with the remaining $1.0 million to be paid as part of the post closing adjustments.

We estimate that approximately $2.0 million of the purchase price will be allocated to fixed assets and leasehold improvements, $0.7 million to deferred franchise revenue, with the balance allocated to intangible assets as follows: $34.9 million to trade names, $9.3 million to franchise rights and $37.0 million to goodwill. In addition, we recorded approximately $8.6 million of operating lease right-of-use assets and liabilities. These amounts are subject to subsequent adjustment as we continue to gather information during the measurement period.

The Company’s Consolidated Balance Sheet as of June 29, 2022 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the periods ended June 29, 2022 do not reflect the impacts of Keke’s as the acquisition was completed after the balance sheet date.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; commodity and labor inflation; the ability to effectively staff restaurants; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2021, this report on Form 10-Q and in the Company's subsequent quarterly reports on Form 10-Q.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 29, 2022		June 30, 2021		June 29, 2022		June 30, 2021
	(In thousands)
Revenue:
Company restaurant sales	$49,167	42.7%	$47,572	44.8%	$93,143	42.7%	$81,141	43.5%
Franchise and license revenue	65,850	57.3%	58,593	55.2%	124,981	57.3%	105,600	56.5%
Total operating revenue	115,017	100.0%	106,165	100.0%	218,124	100.0%	186,741	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	13,168	26.8%	11,447	24.1%	24,412	26.2%	19,719	24.3%
Payroll and benefits	18,336	37.3%	16,970	35.7%	35,422	38.0%	29,935	36.9%
Occupancy	3,782	7.7%	2,844	6.0%	7,022	7.5%	5,694	7.0%
Other operating expenses	9,542	19.4%	6,552	13.8%	16,597	17.8%	12,629	15.6%
Total costs of company restaurant sales, excluding depreciation and amortization	44,828	91.2%	37,813	79.5%	83,453	89.6%	67,977	83.8%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	35,265	53.6%	28,735	49.0%	65,934	52.8%	52,493	49.7%
General and administrative expenses	16,623	14.5%	17,548	16.5%	33,581	15.4%	34,495	18.5%
Depreciation and amortization	3,590	3.1%	3,897	3.7%	7,138	3.3%	7,558	4.0%
Operating (gains), losses and other charges, net	846	0.7%	(113)	(0.1)%	846	0.4%	419	0.2%
Total operating costs and expenses, net	101,152	87.9%	87,880	82.8%	190,952	87.5%	162,942	87.3%
Operating income	13,865	12.1%	18,285	17.2%	27,172	12.5%	23,799	12.7%
Interest expense, net	2,878	2.5%	4,066	3.8%	5,838	2.7%	8,343	4.5%
Other nonoperating expense (income), net	(19,795)	(17.2)%	16,251	15.3%	(39,410)	(18.1)%	(13,797)	(7.4)%
Income (loss) before income taxes	30,782	26.8%	(2,032)	(1.9)%	60,744	27.8%	29,253	15.7%
Provision for (benefit from) income taxes	7,779	6.8%	(1,204)	(1.1)%	15,886	7.3%	6,900	3.7%
Net income (loss)	$23,003	20.0%	$(828)	(0.8)%	$44,858	20.6%	$22,353	12.0%

Other Data:
Company average unit sales	$761		$732		$1,443		$1,257
Franchise average unit sales	$442		$416		$846		$742
Company equivalent units (b)	64		65		64		65
Franchise equivalent units (b)	1,567		1,582		1,570		1,583
Company same-store sales increase vs. prior year (c)(d)	3.8%		172.1%		14.9%		46.8%
Domestic franchise same-store sales increase vs. prior year (c)(d)	2.4%		113.2%		11.2%		30.8%

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
(d)Prior year amounts have not been restated for 2022 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Company restaurants, beginning of period	65	65	65	65
Units opened	—	—	—	—
Units closed	—	—	—	—
End of period	65	65	65	65

Franchised and licensed restaurants, beginning of period	1,569	1,584	1,575	1,585
Units opened	4	3	9	6
Units closed	(7)	(7)	(18)	(11)
End of period	1,566	1,580	1,566	1,580
Total restaurants, end of period	1,631	1,645	1,631	1,645

Company Restaurant Operations

Company restaurant sales increased $1.6 million, or 3.4%, for the quarter ended June 29, 2022 and $12.0 million, or 14.8%, year-to-date compared to the prior year periods. The increases in sales were primarily due to increases in guest check average resulting from price increases to offset inflationary costs. Sales also benefited from changes in product mix. Company same-store sales increased 3.8% for the current year quarter and 14.9% year-to-date as compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 91.2% for the quarter ended June 29, 2022 and 89.6% year-to-date compared to 79.5% and 83.8%, respectively, for the prior year periods.

Product costs as a percentage of company restaurant sales were 26.8% for the quarter ended June 29, 2022 and 26.2% year-to-date compared to 24.1% and 24.3%, respectively, for the prior year periods, primarily due to increased commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.3% for the quarter ended June 29, 2022 and 38.0% year-to-date compared to 35.7% and 36.9%, respectively, in the prior year periods. The current quarter increase was primarily due to a 2.4 percentage point increase in management and staff payroll, including payroll taxes, partially offset by a 0.6 percentage point decrease in workers' compensation costs related to claims development. The year-to-date increase was primarily due to a 1.8 percentage point increase in staff payroll, partially offset by a 0.5 percentage point decrease in management labor as a result of the leveraging effect of higher sales in the current year-to-date period.

Occupancy costs as a percentage of company restaurant sales were 7.7% for the quarter ended June 29, 2022 and 7.5% year-to-date compared to 6.0% and 7.0%, respectively, in the prior year periods. The quarter and year-to-date increases as a percentage of sales were primarily due to increases in general liability insurance costs from negative claims development in the current periods and positive developments in the prior year periods.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 29, 2022		June 30, 2021		June 29, 2022		June 30, 2021
	(In thousands)
Utilities	$1,650	3.4%	$1,390	2.9%	$3,227	3.5%	$2,615	3.2%
Repairs and maintenance	889	1.8%	635	1.3%	1,714	1.8%	1,168	1.4%
Marketing	1,330	2.7%	1,365	2.9%	2,537	2.7%	2,332	2.9%
Other direct costs	5,673	11.5%	3,162	6.6%	9,119	9.8%	6,514	8.0%
Other operating expenses	$9,542	19.4%	$6,552	13.8%	$16,597	17.8%	$12,629	15.6%

Other direct costs were higher as a percentage of sales as compared to the prior year primarily due to unfavorable developments in certain legal claims of 4.5 percentage points for the quarter and 1.7 percentage points for the year-to-date period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 29, 2022		June 30, 2021		June 29, 2022		June 30, 2021
	(In thousands)
Royalties	$28,759	43.7%	$27,117	46.3%	$55,284	44.2%	$47,961	45.4%
Advertising revenue	19,486	29.6%	18,600	31.7%	37,692	30.2%	32,711	31.0%
Initial and other fees	7,779	11.8%	2,066	3.5%	12,286	9.8%	3,904	3.7%
Occupancy revenue	9,826	14.9%	10,810	18.4%	19,719	15.8%	21,024	19.9%
Franchise and license revenue	$65,850	100.0%	$58,593	100.0%	$124,981	100.0%	$105,600	100.0%

Advertising costs	$19,486	29.6%	$18,600	31.7%	$37,692	30.2%	$32,711	31.0%
Occupancy costs	6,064	9.2%	6,879	11.7%	12,441	10.0%	13,418	12.7%
Other direct costs	9,715	14.8%	3,256	5.6%	15,801	12.6%	6,364	6.0%
Costs of franchise and license revenue	$35,265	53.6%	$28,735	49.0%	$65,934	52.8%	$52,493	49.7%

Franchise and license revenue increased $7.3 million, or 12.4%, for the quarter ended June 29, 2022 and $19.4 million, or 18.4%, year-to-date compared to the prior year periods. Royalties increased $1.6 million, or 6.1%, and $7.3 million, or 15.3%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. Advertising revenue increased $0.9 million, or 4.8%, for the current quarter and $5.0 million, or 15.2%, year-to-date compared to the prior year periods. The increases in royalty and advertising revenue primarily resulted from 2.4% and 11.2% increases in domestic same-store sales for the respective periods. These increases were partially offset by the impacts of fewer equivalent units for the quarter and year-to-date period.

Initial and other fees increased $5.7 million, or 276.5%, for the quarter ended June 29, 2022 and $8.4 million, or 214.7%, year-to-date compared to the prior year periods. The increase in initial and other fees primarily resulted from the recognition of $5.7 million and $7.9 million of revenue for the quarter and year-to-date period, respectively, from the sale and installation of kitchen equipment purchased by franchisees. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $1.0 million, or 9.1%, for the current quarter and decreased $1.3 million, or 6.2%, year-to-date compared to the prior year periods. The decreases in occupancy revenue primarily resulted from lease terminations.

Costs of franchise and license revenue increased $6.5 million, or 22.7%, for the quarter ended June 29, 2022 and $13.4 million, or 25.6%, year-to-date compared to the prior year periods. Advertising costs increased $0.9 million, or 4.8%, for the current quarter and $5.0 million, or 15.2%, year-to-date, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $0.8 million, or 11.8%, for the current quarter and $1.0 million, or 7.3%, year-to-date compared to the prior year periods. The decreases in occupancy costs for the current quarter and year-to-date period primarily resulted from lease terminations, which corresponds to the related occupancy revenue decreases noted above. Other direct franchise costs increased $6.5 million, or 198.4%, for the current quarter and $9.4 million, or 148.3%, year-to-date compared to the prior year periods. The increases in other direct franchise costs were primarily due to $5.7 million of expense for the quarter and $7.9 million of expense year-to-date as part of the sale and installation of kitchen equipment purchased by franchisees as mentioned above. As a result, costs of franchise and license revenue increased to 53.6% and 52.8% for the respective quarter and year-to-date period ended June 29, 2022 from 49.0% and 49.7% for the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Corporate administrative expenses	$13,162	$10,345	$24,545	$21,217
Share-based compensation	3,505	3,388	7,520	6,860
Incentive compensation	1,639	3,032	3,758	5,118
Deferred compensation valuation adjustments	(1,683)	783	(2,242)	1,300
Total general and administrative expenses	$16,623	$17,548	$33,581	$34,495

Corporate administrative expenses increased $2.8 million for the quarter ended June 29, 2022 and increased $3.3 million year-to-date. The increases are primarily due to compensation increases in the current year and temporary cost reductions in the prior year related to the COVID-19 pandemic. Share-based compensation increased $0.1 million for the current quarter and $0.7 million year-to-date. Incentive compensation decreased $1.4 million for the current quarter and year-to-date period primarily resulting from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Depreciation of property and equipment	$2,702	$2,938	$5,349	$5,653
Amortization of financing lease right-of-use assets	437	428	879	856
Amortization of intangible and other assets	451	531	910	1,049
Total depreciation and amortization expense	$3,590	$3,897	$7,138	$7,558

The decreases in depreciation and amortization expense during the quarter and year-to-date period ended June 29, 2022 are primarily due to certain assets becoming fully depreciated.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Gains on sales of assets and other, net	$(99)	$(65)	$(245)	$(1,007)
Restructuring charges and exit costs	679	(48)	825	1,426
Impairment charges	266	—	266	—
Operating (gains), losses and other charges, net	$846	$(113)	$846	$419

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Exit costs	$38	$141	$50	$223
Severance and other restructuring charges	641	(189)	775	1,203
Total restructuring and exit costs	$679	$(48)	$825	$1,426

Restructuring and exit costs increased $0.7 million for the current quarter and decreased $0.6 million year-to-date compared to the prior year periods. The current quarter increase was primarily due to severance costs and the year-to-date decrease was primarily due to prior period relocation costs.

We recorded impairment charges of $0.3 million (consisting of property and right-of-use assets) during the quarter and year-to-date period ended June 29, 2022 resulting from our assessment of underperforming restaurants.

Operating income was $13.9 million for the current quarter and $27.2 million year-to-date compared to $18.3 million and $23.8 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
	(In thousands)
Interest on credit facility	$1,130	$1,554	$2,029	$3,255
Interest on interest rate swaps	721	1,006	1,711	2,001
Interest on financing lease liabilities	595	746	1,202	1,514
Letters of credit and other fees	279	377	588	732
Interest income	(12)	(7)	(16)	(15)
Total cash interest, net	2,713	3,676	5,514	7,487
Amortization of deferred financing costs	159	344	317	688
Amortization of interest rate swap losses	6	46	6	167
Interest accretion on other liabilities	—	—	1	1
Total interest expense, net	$2,878	$4,066	$5,838	$8,343

Total cash interest expense, net decreased by $1.0 million for the current quarter and $2.0 million year-to-date compared to the prior year periods. Interest on credit facility borrowings decreased by $0.4 million for the current quarter and $1.2 million year-to-date compared to the prior year periods. These decreases primarily resulted from decreased average borrowings and lower average interest rates in the current quarter compared to the respective prior year period. Interest rates on our borrowings primarily decreased as a result of our credit facility refinancing on August 26, 2021.

Other nonoperating expense (income), net was income of $19.8 million for the current quarter and $39.4 million year-to-date, compared to expense of $16.3 million and income of $13.8 million, respectively, for the prior year periods. Other nonoperating income, net for the current quarter primarily consisted of $21.7 million of gains related to valuation adjustments for dedesignated interest rate hedges, partly offset by losses of $1.7 million on deferred compensation plan investments. The year-to-date period primarily consisted of $41.9 million of gains on interest rate swap valuation adjustments, partially offset by $2.3 million of losses on deferred compensation plan investments. Prior year other nonoperating expense, net for the quarter primarily consisted of $17.2 million of losses related to interest rate swap valuation adjustments, partially offset by $0.8 million of gains on deferred compensation plan investments. The prior year-to-date period primarily consisted of $12.7 million of gains on interest rate swap valuation adjustments in addition to $1.4 million of gains on deferred compensation plan investments.

Provision for (benefit from) income taxes was a provision of $7.8 million for the quarter ended June 29, 2022 and provision of $15.9 million year-to-date, compared to a benefit of $1.2 million and a provision of $6.9 million for the prior year periods, respectively. The effective tax rate was 25.3% for the current quarter and 26.2% year-to-date, compared to 59.3% and 23.6%, respectively, for the prior year periods. The 2021 quarterly and year-to-date rates included the impact of excess tax benefits relating to share-based compensation of 13.4% and (1.2%), respectively.

Net income (loss) was net income of $23.0 million for the quarter ended June 29, 2022 and net income of $44.9 million year-to-date compared to a net loss of $0.8 million and net income of $22.4 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 29, 2022	June 30, 2021
	(In thousands)
Net cash provided by operating activities	$9,609	$43,371
Net cash used in investing activities	(6,675)	(1,007)
Net cash used in financing activities	(32,198)	(35,374)
Increase (decrease) in cash and cash equivalents	$(29,264)	$6,990

Net cash flows provided by operating activities were $9.6 million for the two quarters ended June 29, 2022 compared to $43.4 million for the two quarters ended June 30, 2021. The decrease in cash flows provided by operating activities was primarily due to the timing of prior year accrual payments, collections of receivables and purchases of inventory for our kitchen equipment project. We believe that our estimated cash flows from operations for 2022, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $6.7 million for the two quarters ended June 29, 2022. These cash flows primarily consisted of capital expenditures of $5.8 million and investments purchases of $1.2 million. Net cash flows used in investing activities were $1.0 million for the two quarters ended June 30, 2021. These cash flows primarily consisted of capital expenditures of $3.1 million, partially offset by proceeds from sales of restaurants, real estate and other assets of $1.6 million, collections on notes receivable of $0.4 million, and proceeds from sales of investments of $0.2 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 29, 2022	June 30, 2021
	(In thousands)
Facilities	$2,004	$1,626
Remodeling	2,524	356
Information technology	824	842
Other	419	284
Capital expenditures	$5,771	$3,108

Net cash flows used in financing activities were $32.2 million for the two quarters ended June 29, 2022, which included cash payments for stock repurchases of $46.2 million and payments of tax withholding on share-based compensation of $4.8 million, partially offset by net long-term debt borrowings of $16.0 million and net bank overdrafts payments of $2.9 million. Net cash flows used in financing activities were $35.4 million for the two quarters ended June 30, 2021, which included net long-term debt repayments of $31.0 million, in addition to net bank overdraft payments of $3.1 million and payments of tax withholdings on share-based compensation of $1.4 million.

Our working capital deficit was $40.9 million at June 29, 2022 compared to $28.3 million at December 29, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by Denny's and its material subsidiaries and is secured by assets of Denny's and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 29, 2022.

As of June 29, 2022, we had outstanding revolver loans of $187.0 million and outstanding letters of credit under the credit facility of $14.2 million. These balances resulted in unused commitments of $198.8 million as of June 29, 2022 under the credit facility.

As of June 29, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.91% and 2.09% as of June 29, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.17% and 4.44% as of June 29, 2022 and December 29, 2021, respectively.

Kitchen Modernization and Technology Transformation Initiatives

The Company is currently in the process of upgrading and improving its kitchen equipment throughout the domestic system. The rollout began during the first quarter of 2022 and is expected to be substantially complete by the end of 2022. This investment is expected to yield long-term benefits through menu enhancements across all dayparts, but especially the dinner daypart, with new and improved food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

The Company has entered into equipment purchase contracts of approximately $19.3 million related to the rollout of kitchen equipment for franchise restaurants, which will be billed to the franchisee and recognized as revenue as the equipment is installed, less approximately $5.7 million in commitments from the Company. Amounts committed from the Company are contract assets that have been netted against deferred revenue and will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements. As of June 29, 2022, our remaining obligation under these contracts was approximately $2.5 million, $0.7 million of which is included in accounts payable. As of June 29, 2022, we had approximately $10.7 million in inventory and $1.6 million in contract assets related to the kitchen equipment rollout.

The Company intends to initiate the rollout of a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to begin during the second half of 2022 and continue throughout 2023.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 29, 2022, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 1.75% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of June 29, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$2,165	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,055	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$(801)	3.19%
Total			$290,000		$2,419

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of June 29, 2022, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the portion of the swaps in excess of our floating rate debt as of June 29, 2022, a hypothetical change of 100 basis points in LIBOR would change our annual cash flow by approximately $1.0 million. Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 6, 7 and 13 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer and President, Kelli A. Valade, and our Executive Vice President and Chief Financial Officer, Robert P. Verostek) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Ms. Valade and Mr. Verostek each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Ms. Valade and Mr. Verostek, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 29, 2021, (the “Annual Report”) and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2022. The following risk factors should be read in conjunction with the Risk Factors disclosed in the Annual Report.

The failure to successfully integrate the business and operations of Keke's Breakfast Cafe in the expected time frame may adversely affect our future results.

We believe that the acquisition of Keke's Breakfast Café, or Keke’s, will result in certain benefits, including expansion opportunities through a complementary concept, the opportunity to participate in the fast-growing A.M. eatery segment, and enhance value for our shareholders.

The success of the acquisition will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the acquisition of Keke’s for a variety of reasons, including the following:

•failure to grow the brand in a timely manner through current and new franchisees;
•failure of customers to accept any changes that we may implement at Keke’s or to continue as customers of Keke’s following the acquisition; and
•failure to leverage the increased scale of our company quickly and effectively.

If we are not able to successfully integrate Keke’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 29, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 31, 2022 - April 27, 2022	—	$—	—	$205,547
April 28, 2022 - May 25, 2022	1,414	9.88	1,414	$191,549
May 26, 2022 - June 29, 2022	2,496	9.35	2,496	$168,162
Total	3,910	$9.54	3,910
(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 29, 2022, we purchased 3.9 million shares of our common stock for an aggregate consideration of approximately $37.4 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
2.1*
Asset Purchase Agreement, dated as of May 3, 2022, by and between the Denny's Corporation, as purchaser, and the sellers and principals party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on May 3, 2022).

2.2
First Amendment to Asset Purchase Agreement, dated as of July 11, 2022, by and between the Denny's Corporation, as purchaser, and the sellers and principals party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on July 14, 2022).

10.1
Employment Letter Agreement, dated as of April 28, 2022, by and between Denny's Corporation and Kelli A. Valade (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on May 3, 2022).

31.1	Certification of Kelli A. Valade, Chief Executive Officer and President of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Kelli A. Valade, Chief Executive Officer and President of Denny's Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date:	August 2, 2022	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	August 2, 2022	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller