Form 10-Q
period 2022-09-28
DENNY'S Corp
filed 2022-11-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2022
or
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
Yes ☐   No  ☒

As of October 27, 2022, 57,233,274 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 28, 2022	December 29, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,346	$30,624
Investments	1,763	2,551
Receivables, net	24,513	19,621
Inventories	9,018	5,060
Assets held for sale	1,061	—
Prepaid and other current assets	9,709	11,393
Total current assets	50,410	69,249
Property, net of accumulated depreciation of $151,797 and $151,836, respectively	95,547	91,176
Finance lease right-of-use assets, net of accumulated amortization of $9,464 and $11,210, respectively	6,879	7,709
Operating lease right-of-use assets, net	130,650	128,727
Goodwill	72,740	36,884
Intangible assets, net	95,465	50,226
Deferred financing costs, net	2,496	2,971
Deferred income taxes, net	—	11,502
Other noncurrent assets	43,481	37,083
Total assets	$497,668	$435,527
Liabilities
Current liabilities:
Current finance lease liabilities	$1,833	$1,952
Current operating lease liabilities	15,831	15,829
Accounts payable	12,248	15,595
Other current liabilities	62,768	64,146
Total current liabilities	92,680	97,522
Long-term liabilities:
Long-term debt	266,500	170,000
Noncurrent finance lease liabilities	9,884	10,744
Noncurrent operating lease liabilities	127,620	126,296
Liability for insurance claims, less current portion	7,514	8,438
Deferred income taxes, net	7,890	—
Other noncurrent liabilities	30,210	87,792
Total long-term liabilities	449,618	403,270
Total liabilities	542,298	500,792
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 28, 2022: 64,998 shares issued and 57,501 outstanding; December 29, 2021: 64,200 shares issued and 62,210 shares outstanding	$650	$642
Paid-in capital	140,234	135,596
Deficit	(54,500)	(116,441)
Accumulated other comprehensive loss, net	(43,303)	(54,470)
Treasury stock, at cost, 7,497 and 1,990 shares, respectively	(87,711)	(30,592)
Total shareholders' deficit	(44,630)	(65,265)
Total liabilities and shareholders' deficit	$497,668	$435,527
See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$52,211	$46,470	$145,354	$127,611
Franchise and license revenue	65,245	57,324	190,226	162,924
Total operating revenue	117,456	103,794	335,580	290,535
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	14,462	11,430	38,874	31,149
Payroll and benefits	20,176	17,404	55,598	47,339
Occupancy	4,294	3,013	11,316	8,707
Other operating expenses	9,519	6,722	26,116	19,351
Total costs of company restaurant sales, excluding depreciation and amortization	48,451	38,569	131,904	106,546
Costs of franchise and license revenue, excluding depreciation and amortization	34,579	27,469	100,513	79,962
General and administrative expenses	16,607	16,497	50,188	50,992
Depreciation and amortization	3,914	3,822	11,052	11,380
Operating (gains), losses and other charges, net	(1,897)	(215)	(1,051)	204
Total operating costs and expenses, net	101,654	86,142	292,606	249,084
Operating income	15,802	17,652	42,974	41,451
Interest expense, net	3,691	3,671	9,529	12,014
Other nonoperating income, net	(10,461)	(2,368)	(49,871)	(16,165)
Income before income taxes	22,572	16,349	83,316	45,602
Provision for income taxes	5,489	4,084	21,375	10,984
Net income	$17,083	$12,265	$61,941	$34,618

Net income per share - basic	$0.29	$0.19	$1.01	$0.53
Net income per share - diluted	$0.29	$0.19	$1.00	$0.53

Basic weighted average shares outstanding	59,020	65,447	61,558	65,413
Diluted weighted average shares outstanding	59,040	65,829	61,686	65,814

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Net income	$17,083	$12,265	$61,941	$34,618
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $8, $10, $23 and $31, respectively	23	30	69	89
Changes in the fair value of cash flow hedges, net of tax of $956, $14, $3,242 and $585, respectively	2,868	43	9,723	1,697
Reclassification of cash flow hedges to interest expense, net of tax of $27, $259, $455 and $771, respectively	80	751	1,363	2,239
Amortization of unrealized losses related to dedesignated swaps to interest expense, net of tax of $3, $0, $4 and $42, respectively	7	—	12	124
Other comprehensive income	2,978	824	11,167	4,149
Total comprehensive income	$20,061	$13,089	$73,108	$38,767

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended September 28, 2022 and September 29, 2021
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	(58,708)
Net income	—	—	—	—	—	17,083	—	17,083
Other comprehensive income	—	—	—	—	—	—	2,978	2,978
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,887	—	—	1,887
Purchase of treasury stock	—	—	(843)	(7,870)	—	—	—	(7,870)
Balance, September 28, 2022	64,998	$650	(7,497)	$(87,711)	$140,234	$(54,500)	$(43,303)	$(44,630)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 30, 2021	64,200	$642	—	$—	$129,176	$(172,161)	$(57,080)	$(99,423)
Net income	—	—	—	—	—	12,265	—	12,265
Other comprehensive income	—	—	—	—	—	—	824	824
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,260	—	—	3,260
Purchase of treasury stock	—	—	(405)	(6,563)	—	—	—	(6,563)
Balance, September 29, 2021	64,200	$642	(405)	$(6,563)	$132,436	$(159,896)	$(56,256)	$(89,637)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 28, 2022 and September 29, 2021
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	61,941	—	61,941
Other comprehensive income	—	—	—	—	—	—	11,167	11,167
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	4,646	—	—	4,646
Purchase of treasury stock	—	—	(5,507)	(57,119)	—	—	—	(57,119)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, September 28, 2022	64,998	$650	(7,497)	$(87,711)	$140,234	$(54,500)	$(43,303)	$(44,630)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	34,618	—	34,618
Other comprehensive income	—	—	—	—	—	—	4,149	4,149
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	8,489	—	—	8,489
Purchase of treasury stock	—	—	(405)	(6,563)	—	—	—	(6,563)
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, September 29, 2021	64,200	$642	(405)	$(6,563)	$132,436	$(159,896)	$(56,256)	$(89,637)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 28, 2022	September 29, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$61,941	$34,618
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,052	11,380
Operating (gains), losses and other charges, net	(1,051)	204
Gains and amortization on dedesignated interest rate swaps, net	(52,678)	(14,771)
Amortization of deferred financing costs	475	946
Losses (gains) on investments	289	(11)
Gains on early termination of debt and leases	(29)	(52)
Deferred income tax expense	15,669	3,713
Share-based compensation expense	9,467	10,212
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	(4,788)	4,182
Inventories	(3,866)	(49)
Prepaids and other current assets	1,683	4,296
Other noncurrent assets	3,189	(1,021)
Operating lease assets and liabilities	(560)	(1,150)
Accounts payable	(3,115)	6,360
Accrued payroll	(3,385)	1,462
Accrued taxes	1,926	1,253
Other accrued liabilities	(2,024)	5,890
Other noncurrent liabilities	(9,245)	(4,233)
Net cash flows provided by operating activities	24,950	63,229
Cash flows from investing activities:
Capital expenditures	(10,146)	(5,321)
Acquisition of restaurant	(750)	—
Acquisition of Keke's Breakfast Cafe	(81,500)	—
Proceeds from sales of restaurants, real estate and other assets	4,114	1,785
Investment purchases	(1,200)	—
Proceeds from sale of investments	1,700	200
Refund of deposits for real estate acquisitions	3,624	—
Collections on notes receivable	184	539
Issuance of notes receivable	—	(115)
Net cash flows used in investing activities	(83,974)	(2,912)
Cash flows from financing activities:
Revolver borrowings	156,325	181,000
Revolver payments	(59,825)	(221,000)
Repayments of finance leases	(1,513)	(1,583)
Proceeds from exercise of stock options	—	116
Tax withholding on share-based payments	(4,781)	(1,377)
Deferred financing costs	—	(1,809)
Purchase of treasury stock	(57,460)	(6,228)
Net bank overdrafts	—	(3,125)
Net cash flows provided by (used in) financing activities	32,746	(54,006)
Increase (decrease) in cash and cash equivalents	(26,278)	6,311
Cash and cash equivalents at beginning of period	30,624	3,892
Cash and cash equivalents at end of period	$4,346	$10,203

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of September 28, 2022, the Company consisted of 1,666 restaurants, 1,592 of which were franchised/licensed restaurants and 74 of which were company operated.

The Company consists of the Denny’s brand and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022, see Note 3 for details. As of September 28, 2022, the Denny's brand consisted of 1,613 restaurants, 1,547 of which were franchised/licensed restaurants and 66 of which were company operated. At September 28, 2022, the Keke's brand consisted of 53 restaurants, 45 of which were franchised restaurants and eight of which were company operated.

We manage our restaurant brands, Denny’s and Keke’s as operating segments. We aggregate our operating segments into one reportable segment based on similar economic characteristics, nature of products and services, methods to provide services, and types of customers between the brands.

The global crisis resulting from the spread of coronavirus ("COVID-19") has had a substantial impact on our restaurant operations starting in the quarter ended March 25, 2020 with continuing impacts into the current quarter ended September 28, 2022, including impacts on labor and commodity costs and the ability of many franchise restaurants to return to 24/7 operations. While we have seen improvements compared to earlier periods during the COVID-19 pandemic, we cannot currently estimate the duration or future financial impact of the COVID-19 pandemic on our business. Ongoing material adverse effects of the COVID-19 pandemic for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, property, right-of-use ("ROU") assets, goodwill and intangible assets.

Our unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Note 3.     Acquisition of Keke's Breakfast Cafe

On July 20, 2022, the Company completed its acquisition of Keke's pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement"), dated May 3, 2022, which was subsequently amended by the First Amendment to Asset Purchase Agreement (the "First Amendment"), dated July 11, 2022, by and between the Company, as purchaser, and K2 Restaurants, Inc. together with the other sellers and principals party thereto, for the acquisition of certain assets and assumption of certain liabilities of the franchise business, consisting of 44 franchised restaurants, and eight company owned and operated restaurants.

Pursuant to the Purchase Agreement, we agreed to purchase Keke's for an aggregate purchase price of $82.5 million. Of the aggregate purchase price, $81.5 million was funded by utilizing cash on hand as well as funds from the Company's revolving credit facility, with the remaining $1.0 million to be paid as part of the post closing adjustments.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including work performed by third party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.

The components of the preliminary purchase price allocation were as follows:

(In thousands)
Gross cash consideration	$81,500
Payable to seller (included in other current liabilities)	1,000
Total consideration paid	82,500
Assets:
Property	2,015
Operating lease ROU assets	7,908
Franchise agreements	10,700
Trade name	35,600
Liabilities:
Operating lease liabilities	7,908
Deferred franchise revenue	992
Other liabilities	36
Net assets acquired, excluding goodwill	47,287
Goodwill	$35,213

The Keke's trade name has been assigned an indefinite life, and therefore, will not be amortized, but rather tested annually for impairment. Franchise agreements have a weighted average useful life of 14.9 years. Goodwill attributable to the Keke's acquisition will be amortized and deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company.

Acquisition transaction costs totaling approximately $0.6 million during the year-to-date period ended September 28, 2022 were recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Results of operations starting from the date of acquisition of Keke's have been included in our unaudited Consolidated Financial Statements for the quarter and year-to-date periods ended September 28, 2022. The Keke's acquisition is not material to our unaudited Consolidated Financial Statements, and therefore, supplemental pro forma financial information for the quarter and year-to-date periods ended September 28, 2022 and the respective prior year periods related to the acquisition is not included herein.

Note 4.     Receivables

Receivables consisted of the following:

	September 28, 2022	December 29, 2021
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,393	$13,430
Financing receivables from franchisees	9,296	1,027
Vendor receivables	1,637	4,041
Credit card receivables	596	747
Other	1,140	950
Allowance for doubtful accounts	(549)	(574)
Total receivables, net	$24,513	$19,621

Other noncurrent assets:
Financing receivables from franchisees	$6	$293

Note 5.    Goodwill and Intangible Assets

The following table reflects the changes in carrying amount of goodwill:

(In thousands)
Balance, December 29, 2021	$36,884
Addition related to the acquisition of Keke's	35,213
Addition related to the acquisition of a Denny's franchise unit	643
Balance, September 28, 2022	72,740

Intangible assets consisted of the following:

	September 28, 2022		December 29, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names (1)	$79,687	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	11,801	6,739	12,218	6,199
Franchise agreements (1)	10,700	104	—	—
Intangible assets, net	$102,308	$6,843	$56,425	$6,199

(1)    The increases in trade names and franchise agreements is a result of the Keke's acquisition. See Note 3 for details on the Keke's acquisition.

Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.1 million for the quarter and year-to-date periods ended September 28, 2022, respectively. Amortization expense for intangible assets with definite lives totaled $0.3 million and $1.0 million for the quarter and year-to-date period ended September 29, 2021, respectively.

As of September 28, 2022, estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
Remainder of 2022	$429
2023	1,536
2024	1,466
2025	1,410
2026	1,242

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 28, 2022	December 29, 2021
	(In thousands)
Accrued payroll	$17,348	$20,676
Current portion of liability for insurance claims	3,951	4,285
Accrued taxes	6,459	4,533
Accrued advertising	13,825	15,355
Gift cards	5,512	7,170
Accrued legal settlements	5,465	3,173
Other	10,208	8,954
Other current liabilities	$62,768	$64,146

Note 7.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 28, 2022:
Deferred compensation plan investments (1)	$10,445	$10,445	$—	$—
Interest rate swaps, net (2)	17,563	—	17,563	—
Investments (3)	1,763	—	1,763	—
Total	$29,771	$10,445	$19,326	$—

Fair value measurements as of December 29, 2021:
Deferred compensation plan investments (1)	$13,726	$13,726	$—	$—
Interest rate swaps (2)	(52,121)	—	(52,121)	—
Investments (3)	2,551	—	2,551	—
Total	$(35,844)	$13,726	$(49,570)	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements for the year-to-date period ended September 28, 2022:
Assets held and used (1)	$753	$963

(1)As of September 28, 2022, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating ROU assets, finance ROU assets and reacquired franchise rights. During the year-to-date period ended September 28, 2022, we recognized impairment charges of $1.0 million related to certain of these assets. See Note 10.

Additionally, assets measured at fair value on a non-recurring basis as part of the Keke’s acquisition include franchise agreements, trade name and goodwill. See Note 3 for more details.

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

Note 8.     Long-Term Debt

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 28, 2022.

As of September 28, 2022, we had outstanding revolver loans of $266.5 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $121.2 million as of September 28, 2022 under the credit facility.

As of September 28, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.45% and 2.09% as of September 28, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.40% and 4.44% as of September 28, 2022 and December 29, 2021, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of September 28, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,748	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,402	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$10,413	3.19%
Total			$290,000		$17,563

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

As of September 28, 2022, the fair value of the swaps designated as cash flow hedges was an asset of $7.1 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 14 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Dedesignated Interest Rate Swaps

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating income, net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter and three quarters ended September 28, 2022, unrealized losses of less than $0.1 million were reclassified to interest expense, net related to the 2018 Swaps. For the quarter and three quarters ended September 29, 2021, no unrealized losses and approximately $0.2 million of unrealized losses, respectively, were reclassified to interest expense, net related to the 2018 Swaps. At September 28, 2022, $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize approximately $0.2 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating income, net in our Consolidated Statements of Operations. For the quarter and three quarters ended September 28, 2022, we recorded income of approximately $10.8 million and $52.7 million, respectively, as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. For the quarter and three quarters ended September 29, 2021, we recorded income of approximately $2.3 million and $14.9 million, respectively, as a component of other nonoperating income, net related to the 2018 Swaps resulting from changes in fair value. As of September 28, 2022, the fair value of the dedesignated interest rate swaps was an asset of $10.4 million, which was recorded as a component of other noncurrent assets in our Consolidated Balance Sheets.

Note 9.     Revenues

Our revenues are derived primarily from two sales channels: company restaurants and franchised and licensed restaurants. The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Company restaurant sales	$52,211	$46,470	$145,354	$127,611
Franchise and license revenue:
Royalties	28,992	27,336	84,276	75,297
Advertising revenue	18,950	18,215	56,642	50,926
Initial and other fees	7,749	1,442	20,035	5,346
Occupancy revenue	9,554	10,331	29,273	31,355
Franchise and license revenue	65,245	57,324	190,226	162,924
Total operating revenue	$117,456	$103,794	$335,580	$290,535

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Operating lease revenue	$7,074	$7,594	$21,745	$23,175
Variable lease revenue	2,480	2,737	7,528	8,180
Total occupancy revenue	$9,554	$10,331	$29,273	$31,355

Balances related to contracts with customers consist of receivables, deferred franchise revenue and deferred gift card revenue. See Note 4 for details on our receivables.
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 29, 2021	$19,896
Fees received from franchisees	2,853
Acquired deferred franchise revenue	992
Franchisee deferred costs (1)	(3,845)
Revenue recognized, net (2)	(2,184)
Balance, September 28, 2022	17,712
Less current portion included in other current liabilities	1,881
Deferred franchise revenue included in other noncurrent liabilities	$15,831

(1)    Deferred costs are contract assets consisting of incentives given to franchisees related to the rollout of kitchen equipment to all franchise locations.
(2)    Of this amount $1.9 million was included in the deferred franchise revenue balance as of December 29, 2021.

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

The Company has purchased equipment related to the rollout of kitchen equipment for franchise restaurants which is billed to the franchisee and recognized as revenue as the equipment is installed, less a total of $5.4 million in commitments from the Company, $3.9 million of which has been deferred as contract assets as of September 28, 2022. Amounts committed from the Company are contract assets that have been netted against deferred revenue and will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements. For the quarter and three quarters ended September 28, 2022, we have recognized $5.6 million and $13.5 million of revenue, respectively. As of September 28, 2022, we had approximately $7.6 million in inventory and $8.6 million in receivables related to the kitchen equipment rollout. As of December 29, 2021, we had approximately $3.7 million in inventory and $0.4 million in receivables related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 28, 2022 and December 29, 2021 was $5.5 million and $7.2 million, respectively. During the year-to-date period ended September 28, 2022, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

Note 10.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Gains on sales of assets and other, net	$(3,066)	$(93)	$(3,311)	$(1,100)
Restructuring charges and exit costs	472	(122)	1,297	1,304
Impairment charges	697	—	963	—
Operating (gains), losses and other charges, net	$(1,897)	$(215)	$(1,051)	$204

As of September 28, 2022, we had recorded assets held for sale at their carrying amount of $1.1 million (consisting of property of $0.9 million and other assets of $0.2 million) related to three parcels of real estate. There were no assets held for sale as of December 29, 2021.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Exit costs	$38	$101	$88	$324
Severance and other restructuring charges	434	(223)	1,209	980
Total restructuring charges and exit costs	$472	$(122)	$1,297	$1,304

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of September 28, 2022 and December 29, 2021, we had accrued severance and other restructuring charges of $0.9 million and $0.1 million, respectively. The balance as of September 28, 2022 is expected to be paid during the next 12 months.

We recorded impairment charges of $0.7 million and $1.0 million (consisting of property and ROU assets) during the quarter and year-to-date period ended September 28, 2022, respectively, resulting from our assessment of underperforming restaurants and recoverability of ROU assets. The $0.7 million included $0.4 million related to property and $0.3 million related to operating lease ROU assets. The $1.0 million included $0.6 million related to property, $0.3 million related to operating lease ROU assets and $0.1 million related to finance lease ROU assets.

Note 11.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Employee share awards	$1,706	$3,127	$8,784	$9,544
Restricted stock units for board members	241	225	683	668
Total share-based compensation	$1,947	$3,352	$9,467	$10,212

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

Additionally, during the quarters ended June 29, 2022 and September 28, 2022, we granted PSUs and RSUs to certain employees. The grants included approximately 78,000 PSUs with a weighted average grant date fair value of $12.18 per share that vest based on the TSR of our common stock compared to the TSRs of a group of peer companies and approximately 78,000 PSUs with a weighted average grant date fair value of $9.93 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period and application of achievement percentages for these PSUs are the same as mentioned above. We recognize compensation cost associated with these PSU awards on a straight-line basis. In addition, the grants included approximately 104,000 RSUs with a weighted average grant date fair value of $9.93 per share.

During the three quarters ended September 28, 2022, we issued approximately 768,000 shares of common stock related to vested PSUs and RSUs. In addition, approximately 24,000 shares of common stock were deferred and approximately 407,000 shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of September 28, 2022, we had approximately $11.5 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 1.9 years.

Restricted Stock Units for Board Members

During the quarter and three quarters ended September 28, 2022, we granted less than 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $9.93 per unit to non-employee members of our Board of Directors. The RSUs vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the quarter and three quarters ended September 28, 2022, less than 0.1 million RSUs were converted into shares of common stock.

As of September 28, 2022, we had approximately $0.6 million of unrecognized compensation cost related to these unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 12.     Income Taxes

The effective income tax rate was 24.3% for the quarter and 25.7% for the year-to-date period ended September 28, 2022, compared to 25.0% and 24.1% for the prior year periods, respectively.
Note 13.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands, except per share amounts)
Net income	$17,083	$12,265	$61,941	$34,618

Weighted average shares outstanding - basic	59,020	65,447	61,558	65,413
Effect of dilutive share-based compensation awards	20	382	128	401
Weighted average shares outstanding - diluted	59,040	65,829	61,686	65,814

Net income per share - basic	$0.29	$0.19	$1.01	$0.53
Net income per share - diluted	$0.29	$0.19	$1.00	$0.53

Anti-dilutive share-based compensation awards	641	365	737	445

Note 14.     Shareholders' Deficit

Share Repurchases

Our credit facility permits the repurchase of the Company's stock and the payment of cash dividends subject to certain limitations. Our Board of Directors approves share repurchases of our common stock. Under these authorizations, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. Currently, we are operating under a $250 million share repurchase authorization approved by the Board of Directors in December 2019.

During the three quarters ended September 28, 2022, we repurchased a total of 5.5 million shares of our common stock for approximately $57.1 million. This brings the total amount repurchased under the current authorization to approximately $89.7 million, leaving approximately $160.3 million that can be used to repurchase our common stock under this authorization as of September 28, 2022. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

As of September 28, 2022, 7.5 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Amortization of net loss (1)	92	—	92
Changes in the fair value of cash flow hedges	—	12,965	12,965
Reclassification of cash flow hedges to interest expense, net (2)	—	1,818	1,818
Amortization of unrealized losses related to dedesignated swaps to interest expense, net	—	16	16
Income tax expense related to items of other comprehensive income	(23)	(3,701)	(3,724)
Balance as of September 28, 2022	$(831)	$(42,472)	$(43,303)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations during the three quarters ended September 28, 2022.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statements of Operations represent payments either received from or made to the counterparty for the interest rate hedges. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

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

Note 16.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 28, 2022	September 29, 2021
	(In thousands)
Income taxes paid, net	$6,161	$5,638
Interest paid	$9,117	$11,189

Noncash investing and financing activities:
Business acquisition payable	$1,000	$—
Issuance of common stock, pursuant to share-based compensation plans	$9,547	$3,087
Receipt of real estate receivable	$3,000	$—
Execution of finance leases	$506	$992
Treasury stock payable	$292	$335
Accrued deferred financing costs	$—	$36

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; commodity and labor inflation; the ability to effectively staff restaurants; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2021, this report on Form 10-Q and in the Company's subsequent quarterly reports on Form 10-Q.

Recent Events: Acquisition of Keke's

On July 20, 2022, the Company completed its previously announced acquisition of Keke's. At September 28, 2022, the Keke's brand consisted of 53 restaurants, 45 of which were franchised restaurants and eight of which were company operated. For further details, refer to Note 3 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 28, 2022		September 29, 2021		September 28, 2022		September 29, 2021
	(In thousands)
Revenue:
Company restaurant sales	$52,211	44.5%	$46,470	44.8%	$145,354	43.3%	$127,611	43.9%
Franchise and license revenue	65,245	55.5%	57,324	55.2%	190,226	56.7%	162,924	56.1%
Total operating revenue	117,456	100.0%	103,794	100.0%	335,580	100.0%	290,535	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	14,462	27.7%	11,430	24.6%	38,874	26.7%	31,149	24.4%
Payroll and benefits	20,176	38.6%	17,404	37.5%	55,598	38.3%	47,339	37.1%
Occupancy	4,294	8.2%	3,013	6.5%	11,316	7.8%	8,707	6.8%
Other operating expenses	9,519	18.2%	6,722	14.5%	26,116	18.0%	19,351	15.2%
Total costs of company restaurant sales, excluding depreciation and amortization	48,451	92.8%	38,569	83.0%	131,904	90.7%	106,546	83.5%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	34,579	53.0%	27,469	47.9%	100,513	52.8%	79,962	49.1%
General and administrative expenses	16,607	14.1%	16,497	15.9%	50,188	15.0%	50,992	17.6%
Depreciation and amortization	3,914	3.3%	3,822	3.7%	11,052	3.3%	11,380	3.9%
Operating (gains), losses and other charges, net	(1,897)	(1.6)%	(215)	(0.2)%	(1,051)	(0.3)%	204	0.1%
Total operating costs and expenses, net	101,654	86.5%	86,142	83.0%	292,606	87.2%	249,084	85.7%
Operating income	15,802	13.5%	17,652	17.0%	42,974	12.8%	41,451	14.3%
Interest expense, net	3,691	3.1%	3,671	3.5%	9,529	2.8%	12,014	4.1%
Other nonoperating income, net	(10,461)	(8.9)%	(2,368)	(2.3)%	(49,871)	(14.9)%	(16,165)	(5.6)%
Income before income taxes	22,572	19.2%	16,349	15.8%	83,316	24.8%	45,602	15.7%
Provision for income taxes	5,489	4.7%	4,084	3.9%	21,375	6.4%	10,984	3.8%
Net income	$17,083	14.5%	$12,265	11.8%	$61,941	18.5%	$34,618	11.9%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(Dollars in thousands)
Denny's
Company average unit sales	$766	$717	$2,209	$1,974
Franchise average unit sales	$435	$424	$1,281	$1,166
Company equivalent units (a)	65	65	64	65
Franchise equivalent units (a)	1,560	1,578	1,566	1,581
Company same-store sales increase vs. prior year (b)(c)	7.1%	67.7%	12.1%	54.1%
Domestic franchise same-store sales increase vs. prior year (b)(c)	1.1%	48.9%	7.6%	37.2%

Keke's (d)
Company average unit sales	$334	$—	$334	$—
Franchise average unit sales	$349	$—	$349	$—
Company equivalent units (a)	6	—	2	—
Franchise equivalent units (a)	34	—	11	—

(a)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2022 comparable units.
(d)Same-store sales data for Keke's is not reported due to the acquisition being completed during the quarter ended September 28, 2022.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Denny's
Company restaurants, beginning of period	65	65	65	65
Units acquired from franchisees	1	—	1	—
End of period	66	65	66	65

Franchised and licensed restaurants, beginning of period	1,566	1,580	1,575	1,585
Units opened	7	7	16	13
Units acquired by Company	(1)	—	(1)	—
Units closed	(25)	(5)	(43)	(16)
End of period	1,547	1,582	1,547	1,582
Total restaurants, end of period	1,613	1,647	1,613	1,647

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Keke's
Company restaurants, beginning of period	—	—	—	—
Units acquired	8	—	8	—
End of period	8	—	8	—

Franchised restaurants, beginning of period	—	—	—	—
Units opened	1	—	1	—
Units acquired	44	—	44	—
End of period	45	—	45	—
Total restaurants, end of period	53	—	53	—

Company Restaurant Operations

Company restaurant sales increased $5.7 million, or 12.4%, for the quarter ended September 28, 2022 and $17.7 million, or 13.9%, year-to-date compared to the prior year periods. The increases in sales include $2.7 million in sales from Keke's for the quarter and three quarters ended September 28, 2022. The remaining increases in sales were primarily driven by increases in guest check average resulting from price increases to partially offset inflationary costs and from changes in product mix. Denny's company same-store sales increased 7.1% for the current year quarter and 12.1% year-to-date as compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 92.8% for the quarter ended September 28, 2022 and 90.7% year-to-date compared to 83.0% and 83.5% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 27.7% for the quarter ended September 28, 2022 and 26.7% year-to-date compared to 24.6% and 24.4% for the prior year periods, respectively, primarily due to increased commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 38.6% for the quarter ended September 28, 2022 and 38.3% year-to-date compared to 37.5% and 37.1% in the prior year periods, respectively. The current quarter increase was primarily due to a 1.3 percentage point increase in payroll costs and a 0.7 percentage point increase in workers' compensation costs, partially offset by a 0.4 percentage point decrease in management bonuses and a 0.4 percentage point decrease in group insurance. The year-to-date increase was primarily due to a 1.4 percentage point increase in payroll costs and a 0.2 percentage point increase in workers' compensation costs, partially offset by a 0.2 percentage point decrease in management bonuses and a 0.3 percentage point decrease in group insurance costs.

Occupancy costs as a percentage of company restaurant sales were 8.2% for the quarter ended September 28, 2022 and 7.8% year-to-date compared to 6.5% and 6.8% in the prior year periods, respectively. The increases as a percentage of sales were primarily due to general liability insurance cost increases of 1.4 percentage points for the quarter and 0.9 percentage points year-to-date resulting from negative claims development in the current periods and positive developments in the prior year periods. Additionally, current quarter and year-to-date costs were impacted by higher rents as compared to the respective prior year period.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 28, 2022		September 29, 2021		September 28, 2022		September 29, 2021
	(In thousands)
Utilities	$1,984	3.8%	$1,660	3.6%	$5,211	3.6%	$4,275	3.4%
Repairs and maintenance	1,089	2.1%	722	1.6%	2,803	1.9%	1,890	1.5%
Marketing	1,340	2.6%	1,239	2.7%	3,877	2.7%	3,571	2.8%
Legal settlements	1,567	3.0%	237	0.5%	4,223	2.9%	1,144	0.9%
Other direct costs	3,539	6.8%	2,864	6.2%	10,002	6.9%	8,471	6.6%
Other operating expenses	$9,519	18.2%	$6,722	14.5%	$26,116	18.0%	$19,351	15.2%

Legal settlement costs were higher as a percentage of sales as compared to the prior year primarily due to unfavorable developments in certain claims.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 28, 2022		September 29, 2021		September 28, 2022		September 29, 2021
	(In thousands)
Royalties	$28,992	44.4%	$27,336	47.7%	$84,276	44.3%	$75,297	46.2%
Advertising revenue	18,950	29.0%	18,215	31.8%	56,642	29.8%	50,926	31.3%
Initial and other fees	7,749	11.9%	1,442	2.5%	20,035	10.5%	5,346	3.3%
Occupancy revenue	9,554	14.6%	10,331	18.0%	29,273	15.4%	31,355	19.2%
Franchise and license revenue	$65,245	100.0%	$57,324	100.0%	$190,226	100.0%	$162,924	100.0%

Advertising costs	$18,950	29.0%	$18,216	31.8%	$56,642	29.8%	$50,927	31.3%
Occupancy costs	5,910	9.1%	6,445	11.2%	18,351	9.6%	19,863	12.2%
Other direct costs	9,719	14.9%	2,808	4.9%	25,520	13.4%	9,172	5.6%
Costs of franchise and license revenue	$34,579	53.0%	$27,469	47.9%	$100,513	52.8%	$79,962	49.1%

Franchise and license revenue increased $7.9 million, or 13.8%, for the quarter ended September 28, 2022 and $27.3 million, or 16.8%, year-to-date compared to the prior year periods. Royalties increased $1.7 million, or 6.1%, and $9.0 million, or 11.9%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. The increases in royalties include $0.9 million from Keke's franchised restaurants for the quarter and three quarters ended September 28, 2022.

Advertising revenue increased $0.7 million, or 4.0%, for the current quarter and $5.7 million, or 11.2%, year-to-date compared to the prior year periods. The increases in royalty and advertising revenue were supported by the 1.1% and 7.6% increases in domestic same-store sales for the respective periods. These increases were partially offset by the impacts of fewer Denny's equivalent units for the quarter and year-to-date period.

Initial and other fees increased $6.3 million, or 437.6%, for the quarter ended September 28, 2022 and $14.7 million, or 274.8%, year-to-date compared to the prior year periods. The increases in initial and other fees primarily resulted from the recognition of $5.6 million and $13.5 million of revenue for the quarter and year-to-date period, respectively, from the sale and installation of kitchen equipment purchased by franchisees. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.8 million, or 7.5%, for the current quarter and decreased $2.1 million, or 6.6%, year-to-date compared to the prior year periods. The decreases in occupancy revenue primarily resulted from lease terminations.

Costs of franchise and license revenue increased $7.1 million, or 25.9%, for the quarter ended September 28, 2022 and $20.6 million, or 25.7%, year-to-date compared to the prior year periods. Advertising costs increased $0.7 million, or 4.0%, for the current quarter and $5.7 million, or 11.2%, year-to-date, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $0.5 million, or 8.3%, for the current quarter and $1.5 million, or 7.6%, year-to-date compared to the prior year periods. The decreases in occupancy costs for the current quarter and year-to-date period primarily resulted from lease terminations, which corresponds to the related occupancy revenue decreases noted above. Other direct franchise costs increased $6.9 million, or 246.0%, for the current quarter and $16.3 million, or 178.2%, year-to-date compared to the prior year periods. The increases in other direct franchise costs were primarily due to $5.6 million of expense for the quarter and $13.5 million of expense year-to-date as part of the sale and installation of kitchen equipment purchased by franchisees as mentioned above. Additionally, other direct franchise costs included increases of $0.5 million and $1.3 million in franchise administrative costs for the quarter and year-to-date period, respectively. As a result, costs of franchise and license revenue increased to 53.0% and 52.8% for the respective quarter and year-to-date period ended September 28, 2022 from 47.9% and 49.1% for the respective prior year periods.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Corporate administrative expenses	$13,758	$11,157	$38,303	$32,374
Share-based compensation	1,947	3,352	9,467	10,212
Incentive compensation	1,187	1,893	4,945	7,011
Deferred compensation valuation adjustments	(285)	95	(2,527)	1,395
Total general and administrative expenses	$16,607	$16,497	$50,188	$50,992

Corporate administrative expenses increased $2.6 million and $5.9 million for the quarter and year-to-date period ended September 28, 2022, respectively. The increases were primarily due to compensation increases in the current year and temporary cost reductions in the prior year related to the COVID-19 pandemic. Share-based compensation decreased $1.4 million for the current quarter and $0.7 million year-to-date primarily due to the 2020 long-term incentive plan fully vesting in May 2022. Incentive compensation decreased $0.7 million for the current quarter and $2.1 million year-to-date, primarily resulting from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Depreciation of property and equipment	$2,944	$2,758	$8,293	$8,411
Amortization of finance lease ROU assets	414	556	1,293	1,412
Amortization of intangible and other assets	556	508	1,466	1,557
Total depreciation and amortization expense	$3,914	$3,822	$11,052	$11,380

Depreciation and amortization expense increased during the quarter ended September 28, 2022 resulting primarily from the acquisition of Keke's. The year-to-date decrease was primarily due to certain assets becoming fully depreciated.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Gains on sales of assets and other, net	$(3,066)	$(93)	$(3,311)	$(1,100)
Restructuring charges and exit costs	472	(122)	1,297	1,304
Impairment charges	697	—	963	—
Operating (gains), losses and other charges, net	$(1,897)	$(215)	$(1,051)	$204

Gains on sales of assets and other, net for the quarter and three quarters ended September 28, 2022 were primarily related to the sale of two parcels of real estate. Gains on sales of assets and other, net for the three quarters ended September 29, 2021 were primarily related to the sale of one parcel of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Exit costs	$38	$101	$88	$324
Severance and other restructuring charges	434	(223)	1,209	980
Total restructuring and exit costs	$472	$(122)	$1,297	$1,304

Total restructuring and exit costs increased $0.6 million for the current quarter and remained flat year-to-date compared to the prior year periods. The current quarter increase was primarily due to severance costs and reversals of estimated relocation cost accruals in the prior period associated with moving certain employees to our support center in the Dallas, Texas area. The current year-to-date severance and other restructuring charges primarily consist of severance costs and the prior year-to-date costs primarily relate to moving certain employees to our support center in the Dallas, Texas area.

We recorded impairment charges of $0.7 million and $1.0 million (consisting of property and ROU assets) during the quarter and year-to-date period ended September 28, 2022, respectively, resulting from our assessment of underperforming restaurants and recoverability of ROU assets.

Operating income was $15.8 million for the current quarter and $43.0 million year-to-date compared to $17.7 million and $41.5 million for the prior year periods, respectively.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
	(In thousands)
Interest on credit facility	$2,637	$1,286	$4,666	$4,541
Interest on interest rate swaps	106	1,009	1,817	3,010
Interest on finance lease liabilities	581	738	1,783	2,252
Letters of credit and other fees	224	384	812	1,116
Interest income	(26)	(5)	(42)	(20)
Total cash interest, net	3,522	3,412	9,036	10,899
Amortization of deferred financing costs	158	258	475	946
Amortization of interest rate swap losses	10	—	16	167
Interest accretion on other liabilities	1	1	2	2
Total interest expense, net	$3,691	$3,671	$9,529	$12,014

Total cash interest expense, net increased by $0.1 million for the current quarter and decreased $1.9 million year-to-date compared to the prior year periods. The current quarter increase was primarily due to increased average borrowings and higher average interest rates, mostly offset by our effective interest rate swaps. The year-to-date decrease was primarily a result of less interest due on our effective interest rate swaps due to current year increases in LIBOR.

Other nonoperating income, net was $10.5 million for the current quarter and $49.9 million year-to-date, compared to $2.4 million and $16.2 million for the prior year periods, respectively. Other nonoperating income, net for the current quarter primarily consisted of $10.8 million of gains related to valuation adjustments for dedesignated interest rate hedges, partly offset by losses of $0.3 million on deferred compensation plan investments. The year-to-date period primarily consisted of $52.7 million of gains on interest rate swap valuation adjustments, partially offset by $2.6 million of losses on deferred compensation plan investments. Prior year other nonoperating income for the quarter primarily consisted of $2.3 million of gains related to interest rate swap valuation adjustments. The prior year-to-date period primarily consisted of $14.9 million of gains on interest rate swap valuation adjustments in addition to $1.5 million of gains on deferred compensation plan investments.

Provision for income taxes was $5.5 million for the quarter ended September 28, 2022 and $21.4 million year-to-date, compared to $4.1 million and $11.0 million for the prior year periods, respectively. The effective tax rate was 24.3% for the current quarter and 25.7% year-to-date, compared to 25.0% and 24.1% for the prior year periods, respectively.

Net income was $17.1 million for the quarter ended September 28, 2022 and $61.9 million year-to-date compared to $12.3 million and $34.6 million for the prior year periods, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, acquisitions and capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 28, 2022	September 29, 2021
	(In thousands)
Net cash provided by operating activities	$24,950	$63,229
Net cash used in investing activities	(83,974)	(2,912)
Net cash provided by (used in) financing activities	32,746	(54,006)
Increase (decrease) in cash and cash equivalents	$(26,278)	$6,311

Net cash flows provided by operating activities were $25.0 million for the three quarters ended September 28, 2022 compared to $63.2 million for the three quarters ended September 29, 2021. The decrease in cash flows provided by operating activities was primarily due to increased operating costs at Company restaurants, the timing of prior year accrual payments and receivable collections, and purchases of inventory for our kitchen equipment project. We believe that our estimated cash flows from operations for 2022, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $84.0 million for the three quarters ended September 28, 2022. These cash flows included $81.5 million for the acquisition of Keke's, $0.8 million for the acquisition of one Denny's franchised restaurant, and capital expenditures of $10.1 million, partially offset by proceeds from the sale of two parcels of real estate of $4.1 million, real estate deposit refunds of $3.6 million and net investment proceeds of $0.5 million. Net cash flows used in investing activities were $2.9 million for the three quarters ended September 29, 2021. These cash flows primarily consisted of capital expenditures of $5.3 million, partially offset by proceeds from sales of real estate and other assets of $1.8 million, collections on notes receivable of $0.5 million, and proceeds from sales of investments of $0.2 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 28, 2022	September 29, 2021
	(In thousands)
Facilities	$3,618	$2,262
New construction	29	—
Remodeling	3,738	818
Information technology	2,246	1,276
Other	515	965
Capital expenditures	$10,146	$5,321

Net cash flows provided by financing activities were $32.7 million for the three quarters ended September 28, 2022, including net long-term debt borrowings of $95.0 million primarily for funding the Keke's acquisition, partially offset by cash payments for stock repurchases of $57.5 million and payments of tax withholding on share-based compensation of $4.8 million. Net cash flows used in financing activities were $54.0 million for the three quarters ended September 29, 2021, which included net long-term debt repayments of $41.6 million, in addition to cash payments for stock repurchases of $6.2 million, net bank overdraft payments of $3.1 million and deferred financing costs of $1.8 million.

Our working capital deficit was $42.3 million at September 28, 2022 compared to $28.3 million at December 29, 2021. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 28, 2022.

As of September 28, 2022, we had outstanding revolver loans of $266.5 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $121.2 million as of September 28, 2022 under the credit facility.

As of September 28, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 1.75% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.25%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 4.45% and 2.09% as of September 28, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 4.40% and 4.44% as of September 28, 2022 and December 29, 2021, respectively.

Kitchen Modernization and Technology Transformation Initiatives

The Company is currently in the process of upgrading and improving kitchen equipment throughout the domestic system. The rollout began during the first quarter of 2022 and is expected to be substantially complete by the end of 2022. This investment is expected to yield long-term benefits through menu enhancements across all dayparts, but especially the dinner daypart, with new and improved food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

The Company intends to initiate the rollout of a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to begin in 2023 and continue into 2024.

The Company has committed to investing nearly $10 million towards the cost and installation of the kitchen equipment package (approximately $5.4 million) and the new cloud-based restaurant technology platform (approximately $4.3 million) in domestic franchise restaurants. As of September 28, 2022, we have recorded $3.9 million of contract assets related to the kitchen equipment rollout. Additionally, the Company has negotiated favorable financing terms on behalf of its franchisees for the remaining cost.

Contractual Obligations

Our future contractual obligations relating to long-term debt and related interest obligations as of September 28, 2022 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$266,500	$—	$—	$266,500	$—
Interest obligations (a)	45,882	2,929	23,429	19,524	—
Total	$312,382	$2,929	$23,429	$286,024	$—

(a)Interest obligations represent payments related to our long-term debt outstanding at September 28, 2022. For long-term debt with variable rates, we have used the rate applicable at September 28, 2022 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 29, 2021 for information concerning other future contractual obligations and commitments.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021.

In addition to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application.

Business Combinations

The acquisition of Keke's was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset including revenue growth, the timing of such cash flows, the remaining useful life of assets, royalty rates and applicable discount rates. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. If the actual results differ from the estimates and judgements used in these fair values, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at July 20, 2022. As of September 28, 2022, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting. For additional information regarding our recent business combination, refer to Note 3 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 28, 2022, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 1.75% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt.

A summary of our interest rate swaps as of September 28, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,748	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,402	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$120,000	(1)	$10,413	3.19%
Total			$290,000		$17,563

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of September 28, 2022, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the portion of the swaps in excess of our floating rate debt as of September 28, 2022, a hypothetical change of 100 basis points in LIBOR would change our annual cash flow by approximately $0.2 million. Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Note 7, Note 8 and Note 14 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer, Kelli A. Valade, and our Executive Vice President and Chief Financial Officer, Robert P. Verostek) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Ms. Valade and Mr. Verostek each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Ms. Valade and Mr. Verostek, as appropriate to allow timely decisions regarding required disclosure.

On July 20, 2022, we closed on the acquisition of substantially all of the assets of Keke’s. As permitted by SEC guidance for newly acquired businesses, we intend to exclude Keke's operations from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ending December 28, 2022. We are in the process of integrating Keke's into our internal control structure and expect that this effort will be completed in fiscal 2023.

Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021 (the “Annual Report”) and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2022 (the "Quarterly Report").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 28, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 30, 2022 - July 27, 2022	415	$8.86	415	$164,482
July 28, 2022 - August 24, 2022	168	9.72	168	$162,841
August 25, 2022 - September 28, 2022	260	9.76	260	$160,293
Total	843	$9.31	843
(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 28, 2022, we purchased 0.8 million shares of our common stock for an aggregate consideration of approximately $7.9 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
2.1
First Amendment to Asset Purchase Agreement, dated as of July 11, 2022, by and between the Denny's Corporation, as purchaser, and the sellers and principals party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on July 14, 2022).

31.1	Certification of Kelli A. Valade, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Kelli A. Valade, Chief Executive Officer of Denny's Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	November 1, 2022	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	November 1, 2022	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller