Form 10-K
period 2022-12-28
DENNY'S Corp
filed 2023-02-27
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 28, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $432,398,476 as of June 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $8.93 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 23, 2023, 56,424,922 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
i

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or the “Company”, a Delaware corporation, is one of America’s largest franchised full-service restaurant chains. The Company owns and operates the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Cafe brand (“Keke’s”). As of December 28, 2022, the Company consisted of 1,656 restaurants, 1,582 of which were franchised/licensed restaurants and 74 of which were company operated.

The Denny’s Brand

Denny’s is known as “America’s Diner”, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new and innovative products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for nearly 70 years and is best known for its all day breakfast fare. The Build Your Own Grand Slam, one of our most popular menu items, traces its origin back to the Original Grand Slam which was first introduced in 1977. Denny’s offers a wide selection of lunch and dinner items including entrees, burgers, sandwiches and salads, along with an assortment of appetizers and desserts. We have four dayparts, breakfast, lunch, dinner and late night, accounting for 27%, 36%, 21% and 16%, respectively, of average daily sales. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2022, 38% of an average week of sales occurred from Friday late night through Sunday lunch. Additionally, off-premise sales, including sales for delivery and through our two virtual brands, represented approximately 21% of total sales in 2022.

As of December 28, 2022, the Denny’s brand consisted of 1,602 franchised, licensed and company restaurants around the world, including 1,445 restaurants in the United States and 157 international restaurant locations. As of December 28, 2022, 1,536 of Denny’s restaurants were franchised or licensed, representing 96% of the total Denny’s restaurants, and 66 were company restaurants.

The Keke’s Brand

We acquired Keke's on July 20, 2022. Keke’s is a daytime eatery dedicated to providing a consistently outstanding breakfast experience through fresh food that is made to order, excellent service from a welcoming staff, and a clean and comfortable environment. Open daily from 7:00 a.m. to 2:30 p.m, Keke’s produces meals that are handmade using the best ingredients available, including fresh fruits and vegetables, and the highest quality bread and dairy products. In addition to breakfast items, Keke’s also serves burgers, paninis, salads, and sandwiches. Approximately 45% of Keke’s total weekly sales occur on the weekends, and off-premise sales, including sales for delivery, represented approximately 14% of total sales in 2022.

As of December 28, 2022, the Keke’s brand consisted of 54 franchised and company restaurants in Florida, of which 46, representing 85% of total Keke’s restaurants, were franchised and eight were company restaurants.

Segment Information

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. In addition, we have identified Denny’s as a reportable segment. Keke’s is presented as a component of Other in our segment disclosures. Additional information about our segments can be found in Note 21, “Segment Information” to our Consolidated Financial Statements in Part II, Item 8 of this report.

References to the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Reference to “Denny’s” or “Keke’s” are references to the specific brand. Financial information about our operations, including our revenues and net income (loss) for the fiscal years ended December 28, 2022, December 29, 2021, and December 30, 2020, and our total assets as of December 28, 2022 and December 29, 2021, is included in our Consolidated Financial Statements.

Macroeconomic Conditions

Starting in 2020 and continuing through 2022, the global economic crisis resulting from the spread of the coronavirus (“COVID-19”), along with government and consumer responses, has had a substantial impact on our restaurant operations, including impacts on labor and commodity costs and the ability of many Denny’s franchise restaurants to return to 24/7 operations. During 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. As of the end of 2022, many Denny’s restaurants have not returned to full operating hours, particularly at the late night daypart. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of these macroeconomic conditions on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information relating to the impact of these macroeconomic on our business and financial results.

Franchising and Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.50% of gross sales. Additionally, our franchisees are required to contribute up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 82% of our Denny’s franchised restaurants were operating under this traditional agreement as of December 28, 2022. License agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic contractual royalty rate averaged approximately 4.39% during 2022.

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

Domestic Development

To accelerate the growth of the Denny’s brand in specific under-penetrated markets, we offer certain incentive programs. These programs provide incentives for franchisees to develop locations in areas where Denny’s has opportunities to grow market share. The benefits to franchisees can include reduced franchise fees, upfront cash payments, lower royalties and advertising contributions for a limited time period and credits toward certain development services, such as training fees.

In addition to these incentive programs, we increased our domestic development commitments through our refranchising and development strategy implemented during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019. At December 28, 2022, we had approximately 93 domestic development commitments.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 28, 2022, we had potential to develop approximately 118 international franchised Denny’s restaurants with our current development partners in various locations including Canada, Central America, Curacao, Indonesia, Mexico, the Middle East, the Philippines and the United Kingdom. The majority of these restaurants are expected to open over the next ten years. During 2022, we opened eight international franchised locations, including three in Canada, two in Mexico and one each in Curacao, Guatemala and the Philippines.

While we anticipate the majority of the Denny’s restaurants related to various domestic and international development agreements will be opened generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances. As a result of the COVID-19 pandemic, we have deferred many of our domestic and international development commitments for one year or more from their original due date.

Franchise Focused Business Model

We expect the majority of our future restaurant openings and growth of the Denny’s brand to come primarily from the development of franchised restaurants. The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 28, 2022:

Number of Denny’s Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	84	38.4%	84	5.5%
Two to five	73	33.3%	225	14.6%
Six to ten	27	12.3%	219	14.3%
Eleven to fifteen	14	6.4%	172	11.2%
Sixteen to thirty	10	4.6%	234	15.2%
Thirty-one and over	11	5.0%	602	39.2%
Total	219	100.0%	1,536	100.0%

Keke’s Development
Similar to Denny’s, we expect the majority of our future Keke’s restaurant openings and growth of the brand to come primarily from the development of franchised restaurants. However, we anticipate the first few Keke’s restaurant openings outside of Florida will likely be company operated restaurants to prove the appeal of the brand in new markets.

Site Selection

The success of any restaurant is significantly influenced by its location. Our development teams work closely with franchisees and real estate brokers to identify sites that meet specific standards. Sites are evaluated based on a variety of factors, including but not limited to:

•demographics;
•traffic patterns;
•visibility;
•building constraints;
•competition;
•environmental restrictions; and
•proximity to high-traffic consumer activities.

Product Development and Marketing

The Denny’s name has been associated with high-quality, reasonably priced entrees, appetizers and beverages which have appealed to guests across all generations for nearly 70 years. As a leading full-service family dining brand, we’ve developed a craveable, indulgent menu that forges brand loyalty, attracts new guests to Denny’s and establishes the framework for our primary marketing strategies.

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

Product Sources and Availability

Most food products, paper and packaging supplies, and equipment used in all company and franchised restaurant operations are distributed to individual restaurants by third-party distribution companies. Our centralized purchasing programs are designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. The size of our brands provide significant purchasing power, which often enables us to obtain products at favorable prices from nationally recognized suppliers.

In the U.S., the majority of Denny’s products are purchased and distributed through McLane Company, Inc. under a long-term distribution contract. Outside the U.S., we and our International Denny’s franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. Our international franchisees generally select and manage their own third-party suppliers and distributors, subject to our internal standards. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

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

Restaurant Operations

Management & Operations

We believe that the consistent and reliable execution of basic restaurant operations in each of our restaurants, whether it is company or franchised, is critical to our success. We expect both our company and franchised restaurants to maintain the same high brand standards. Our standards are, and have been, critical to the brand’s success. They include best in class quality and preparation of food, meeting and exceeding our guests’ expectations for service, cleanliness and value and providing a friendly experience at each restaurant.

Brand Protection, Quality & Regulatory Compliance

Maintaining brand standards is of the utmost importance for each of our brands. We pride ourself in serving our guests food that is safe, wholesome and meets our quality standards. Our systems are based on Hazard Analysis and Critical Control Points (“HACCP”) principles. To ensure this basic expectation of our guests, we have systems in place that require solely the use of approved vendors and distributors which can meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Brand Standards.

Human Capital

Human capital management considerations are at the core of Our Guiding Principles, the drivers of which include leveraging our culture of belonging and the capability of our people to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. As of December 28, 2022, we had approximately 3,700 employees of whom approximately 3,300 were employees of our company-owned restaurants and approximately 400 were corporate employees at our restaurant support centers or in the field. Our commitments and progress towards executing this strategy in support of employee experience and performance are reflected below.

Be Well

We focus on the whole person.

We offer comprehensive benefits that support our team members and their families’ overall well-being. We also contribute to programs that provide our team members with financial security, now and in the future. We offer a robust set of benefits and rewards that focus on recognition, career building, health and wellness, and other perks that are designed to make our employees’ experience productive and fun. We assess our culture and listen to our workforce through periodic employee engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our employees.

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

Learning and Development

We invest in team members’ success through education and training. Our Breakthrough Leadership Training and Development program provides our team members with exclusive access to numerous creative and interactive employee engagement curricula, leadership workshops, simulations, mobile learning and educational training videos. This unique program helps develop a wide range of skills, including leadership, people management, guest service, inventory management, food preparation and food safety—skills that help workers successfully operate in the restaurant industry.

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

Additional components of our strategic areas of focus include:

Business Resource Leadership Groups

We have established seven business resource leadership groups for our employees to provide encouragement and an enhanced sense of belonging through informal mentoring, participation in professional and community events and access to personal and professional development and growth opportunities. Additionally, they help foster a more inclusive work environment, improve communication and trust among employees and enhance understanding of all employees about the value of diversity. The seven business resource groups include the African American Leadership Group, Asian Pacific Islander Leadership Group, Emerging Leaders Group, Hispanic Leadership Group, LGBTQ+ Leadership Group, Veterans Leadership Group, and Women’s Leadership Group.

Diversity Council

Our Diversity, Equity and Inclusion (“DEI”) Council collaborates on initiatives designed to renew our workplace and create business results that will increase and strengthen the reputations of our brands, guest satisfaction and market share. The council consists of 19 cross-functional members representing various positions throughout our organization, who serve as ambassadors, bridge builders, data collectors, educators, accountability partners and champions of DEI within our brands.

Diversity by the Numbers

Diverse team members make up approximately:

•75% of our total workforce and 72% of restaurant management
•63% of our restaurants are owned by diverse franchisees
◦Of the 63%, 21% are owned by women who are actively engaged in the business
•Our Board of Directors consists of nine directors – 56% are from a diverse background and 44% are women
•6% of our total restaurants are owned by members of the LGBTQ+ community

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

We have augmented our technology infrastructure, primarily within digital and in-restaurant systems, to support the changing dynamics of our industry and guest expectations. These enhancements were introduced through our standard change control mechanisms and followed prescribed standards for testing and introduction into our environment. There were no material changes introduced into the core of our technology operating systems, and all PCI—DSS compliance standards were followed.

In addition to technology changes in direct response to changing business and guest expectations, we have benefited from our prior focus and investments in various technology platforms over the past few years. These investments include our ERP platform and enterprise communication and collaboration tools, which prepared us to make a quick transition from a centralized to a remote workforce during the COVID-19 pandemic with no significant additional risk or negative impact to business processing and continuity. These same investments that allowed us to transition to a remote workforce continue to support a hybrid wok environment under which many of our employees split time between working centrally and remotely.

In 2022, upon the acquisition of Keke’s, we integrated Keke’s systems and data into the enterprise systems currently employed. All Keke’s business leaders and employees outside the physical restaurant were provided with workstations that meet our existing standards for security and performance. Work is underway with Keke’s leadership to prioritize additional technology investments within the restaurants to support the needs of the brand, while also continuing the focus on security, scalability, and standardization.

See “Risk Factors” for further information regarding Information Technology.

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the fourth and first calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including, but not limited to, “Denny’s®,”  and “Keke’s Breakfast Cafe®.”  We consider our trademarks and service marks important to the identification of our company and franchised restaurants and believe they are of material importance to the conduct of our business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks. We believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

Competition

The restaurant industry is highly competitive. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety and perceived value of their food offerings; the quality and speed of their guest service; the location and attractiveness of their facilities; and the convenience of to-go ordering and delivery options.

Our direct competition in the full-service category includes a collection of national and regional chains, as well as thousands of independent operators. We also compete with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entrée salads, new breakfast offerings and extended hours as well as grocery store chains as they enhance their ready-to-eat offerings to consumers.

We believe we have a number of competitive strengths, including strong brand recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that we have competitive strengths in the value, variety and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for additional factors relating to our competition in the restaurant industry.

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

Government Regulations

We and our franchisees are subject to federal, state, local and international laws and regulations governing various aspects of the restaurant business, such as compliance with various minimum wage, overtime, health care, sanitation, food safety, citizenship, and fair labor standards, as well as laws and regulations relating to safety, fire, zoning, building, consumer protection and taxation. We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship, as well as judicial and administrative interpretations of such laws.

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

The operation of our franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. Such regulations impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate or alter franchise agreements. Due to our international franchising, we are subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

We have implemented various aspects of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. However, the law or other related requirements may change.

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.

Information about our Executive Officers

The following table sets forth information with respect to each executive officer as of the filing date of this report:

Name	Age	Positions
John W. Dillon	51	President, Denny’s Inc.

Stephen C. Dunn	58	Executive Vice President and Chief Global Development Officer

Michael L. Furlow	65	Executive Vice President and Chief Information Officer

Jay C. Gilmore	53	Senior Vice President, Chief Accounting Officer and Corporate Controller

Gail Sharps Myers	53	Executive Vice President, Chief Legal Officer, Chief People Officer and Secretary

Kelli F. Valade	53	Chief Executive Officer

Robert P. Verostek	51	Executive Vice President and Chief Financial Officer

Mr. Dillon has been President of Denny’s Inc. since September 2022. He previously served as Executive Vice President and Chief Brand Officer from February 2020 to September 2022, as Senior Vice President and Chief Brand Officer from December 2018 to February 2020, as Senior Vice President and Chief Marketing Officer from October 2014 to December 2018, as Vice President, Brand and Field Marketing from June 2013 to October 2014 and as Vice President, Marketing from July 2008 to June 2013.

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

Ms. Sharps Myers has been Executive Vice President, Chief Legal Officer, Chief People Officer and Secretary since February 2021. She previously served as Senior Vice President, General Counsel and Secretary from June 2020 to February 2021. Prior to joining the Company, she served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Tire Distributors, Inc. from May 2018 to May 2020, as Senior Vice President, General Counsel and Secretary at Snyder’s-Lance, Inc. from January 2015 to March 2018 and as Senior Vice President, Deputy General Counsel, Chief Compliance Counsel and Assistant Secretary from 2014 to 2015 at US Foods, Inc. (capping off a 10-year career there).

Ms. Valade has been Chief Executive Officer since September 2022. She joined the Company first serving as Chief Executive Officer and President from June 2022 to September 2022 and became a member of our Board of Directors in July 2022. Prior to joining the Company, she served as Chief Executive Officer of Red Lobster from August 2021 to April 2022, as Chief Executive Officer and President of Black Box Intelligence (the leading data and insights provider of workforce, guest, consumer and financial performance benchmarks for the hospitality industry) from January 2019 to July 2021, and as Chili’s Brand President from June 2016 to October 2018.

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

Risks Related to Macroeconomic Conditions Resulting from the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and could continue to disrupt our business, which could continue to have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The outbreak of COVID-19 has had a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020 and continuing through 2022, the continuing effects of the COVID-19 pandemic significantly impacted the economy in general, and our business specifically, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:

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
•volatility of commodity costs; and
•disruptions or uncertainties for a sustained period of time which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due.

The extent to which the effects of the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of this or other health threats, the development of new variants of this or other viruses and their related severity, and the actions that may be taken by various governmental authorities and other third parties in response to future outbreaks.

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

In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments, especially in the periods following the COVID-19 pandemic, such as:

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brands could be harmed, which in turn could negatively impact our business. Additional risks include:

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

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2022, our ten largest franchisees accounted for approximately 37% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 233 Denny’s and Keke’s franchisees.

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

Incidents or reports of foodborne or waterborne illness, or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, improper employee conduct, or presence of communicable disease at our restaurants or suppliers could lead to product liability or other claims. Such incidents or reports could negatively affect our brands and reputation, and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at other restaurant brands unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

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

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm the reputations of our brands.

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu or viruses (such as coronavirus) or other health concerns, criminal activity, guest discrimination, harassment, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of any of our brands.

A decline in general economic conditions could adversely affect our financial results.

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors including:

•prevailing economic conditions, including interest rates;
•energy costs, especially gasoline prices;
•inflationary pressures, including grocery prices;
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

If we fail to attract or retain key officers and team members, our succession planning and operations could be materially and adversely affected. We continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations.

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

We are subject to federal, state, local and international laws and regulations governing, among other things:

•preparation, labeling, advertising and sale of food;
•sanitation;
•health and fire safety;
•land use, sign restrictions and environmental matters, including those associated with efforts to address climate change;
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

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. As a result, not only have we experienced increased pressure from our shareholders but they now have a heightened level of expectation for us to provide expanded disclosure and make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operations and financial condition. Our results of operations and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with social and environmental sustainability matters.

Being liable as a joint employer could adversely affect our business

Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability in the future. In September 2022, the National Labor Relations Board proposed a new rule that would allow a party asserting a joint-employment relationship to establish joint-employer status by using evidence of indirect and reserved forms of control bearing on an employee’s essential terms and conditions of employment. If this broader standard were to be adopted, we could potentially be liable for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact the reputation of our brands, which may cause significant harm.

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

Risks Related to Indebtedness

Changes in the method used to determine LIBOR rates and the phasing out of LIBOR may affect our financial results.

Borrowings under our credit facility bear interest at variable rates based on LIBOR. In addition, we have interest rate swaps designated as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and interest rate swaps to perform differently than in the past or cause other unanticipated consequences. The Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced it intends to cease all such rates by mid-2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt and derivative financial instruments. Although an alternative to LIBOR has been contemplated in The New Credit Facility, it is unclear as to the new method of calculating LIBOR that may evolve, and this new method could adversely affect the Company’s interest rates on current or future debt obligations and interest rate swaps.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 28, 2022, we had total indebtedness of $272.7 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt or through the sale of real estate, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until August 2026. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Restrictions under our credit agreement could also restrict our ability to repurchase shares in the future. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110 - 170 guests. Most Keke’s restaurants are attached to shopping centers. The restaurant buildings average between 4,000 - 5,000 square feet, allowing them to accommodate an average of 135 - 170 guests.

The number and location of our restaurants as of December 28, 2022 are presented below:

United States - Denny’s	Company	Franchised / Licensed	Total
Alabama	—	7	7
Alaska	—	1	1
Arizona	1	84	85
Arkansas	—	10	10
California	22	343	365
Colorado	—	19	19
Connecticut	—	5	5
Delaware	—	1	1
District of Columbia	—	2	2
Florida	9	115	124
Georgia	—	12	12
Hawaii	2	4	6
Idaho	—	10	10
Illinois	—	47	47
Indiana	—	34	34
Iowa	—	3	3
Kansas	—	5	5
Kentucky	—	11	11
Louisiana	—	6	6
Maine	—	3	3
Maryland	—	24	24
Massachusetts	2	4	6
Michigan	—	14	14
Minnesota	—	17	17
Mississippi	—	4	4
Missouri	—	30	30
Montana	—	3	3
Nebraska	—	3	3
Nevada	7	32	39
New Hampshire	2	—	2
New Jersey	—	7	7
New Mexico	—	29	29
New York	—	41	41
North Carolina	—	21	21
North Dakota	—	3	3
Ohio	—	35	35
Oklahoma	—	10	10
Oregon	—	22	22
Pennsylvania	—	35	35
Rhode Island	—	3	3
South Carolina	3	8	11
South Dakota	—	1	1
Tennessee	—	5	5
Texas	14	191	205
Utah	—	25	25
Vermont	2	—	2
Virginia	2	19	21
Washington	—	41	41
West Virginia	—	4	4
Wisconsin	—	22	22
Wyoming	—	4	4
Total Domestic - Denny’s	66	1,379	1,445

International - Denny’s	Company	Franchised / Licensed	Total
Canada	—	84	84
Costa Rica	—	3	3
Curacao N.V.	—	1	1
El Salvador	—	2	2
Guam	—	2	2
Guatemala	—	4	4
Honduras	—	6	6
Indonesia	—	2	2
Mexico	—	15	15
New Zealand	—	7	7
Philippines	—	10	10
Puerto Rico	—	15	15
United Arab Emirates	—	5	5
United Kingdom	—	1	1
Total International - Denny’s	—	157	157
Total Domestic - Denny’s	66	1,379	1,445
Total - Denny’s	66	1,536	1,602

United States - Keke’s	Company	Franchised / Licensed	Total
Florida	8	46	54
Total Domestic - Keke’s	8	46	54

Total	74	1,582	1,656

Of our total 1,656 restaurants, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	16	61	77
Leased properties	58	153	211
	74	214	288

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 40 years, including optional renewal periods.

Our corporate offices include an owned building in Spartanburg, South Carolina and leased buildings in Irving, Texas and in Orlando, Florida. The Spartanburg office is an 18-story, 187,000 square foot office building where we occupy 16 floors with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the Nasdaq Capital Market (“Nasdaq”). As of February 23, 2023, there were 56,424,922 shares of our common stock outstanding and approximately 41,000 record and beneficial holders of our common stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our common stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An aggregate amount is available for such dividends or share repurchases as follows:

•an amount not to exceed $50.0 million if the Consolidated Leverage Ratio (as defined in the credit agreement, as amended) is 3.5x or greater and an unlimited amount if the Consolidated Leverage Ratio is below 3.5x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of our common stock, as of August 16, 2021, plus each additional share of our common stock that is issued after such date.

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 28, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
September 29, 2022 – October 26, 2022	262	$9.85	262	$157,702
October 27, 2022 – November 23, 2022	51	11.53	51	$157,115
November 24, 2022 – December 28, 2022	460	9.96	460	$152,527
Total	773	$10.45	773

(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 28, 2022, we purchased 773,152 shares of our common stock for an aggregate consideration of approximately $7.8 million pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five fiscal years ended December 28, 2022 (December 27, 2017 to December 28, 2022) against the cumulative total return of the Russell 2000® Index and a peer group, selected by us, of companies that we believe compose a representative sampling of public companies in our industry comparable to us in size and composition. We revised this peer group in 2022 to more closely reflect a representative sampling of comparable companies in our industry. As required by SEC regulations, the following graph also shows the cumulative return of the former peer group. The graph and table assume that $100 was invested on December 27, 2017 (the last day of fiscal year 2017) in each of the Company’s common stock, the Russell 2000® Index and the current and former peer groups and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
ASSUMES $100 INVESTED ON DECEMBER 27, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 28, 2022

	Russell 2000® Index (1)	Current Peer Group (2)	Former Peer Group (3)	Denny’s Corporation
December 27, 2017	$100.00	$100.00	$100.00	$100.00
December 26, 2018	$87.26	$105.53	$105.41	$121.34
December 25, 2019	$111.72	$111.48	$111.65	$151.12
December 30, 2020	$133.69	$130.52	$130.40	$105.30
December 29, 2021	$153.33	$136.60	$136.25	$117.16
December 28, 2022	$119.04	$116.55	$116.81	$67.16

(1)The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 28, 2022, the weighted average market capitalization of companies within the index was approximately $2.8 billion with the median market capitalization being approximately $1.0 billion.
(2)The current peer group consists of 15 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Noodles & Company (NDLS), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING).

(3)The former peer group consists of 14 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Del Taco Restaurants, Inc. (TACO), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING).

Item 6.     Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants.

Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (13%) and Florida (8%). At December 28, 2022, the Denny’s brand consisted of 1,602 franchised, licensed and company restaurants. Of this amount, 1,536 of Denny’s restaurants were franchised or licensed, representing 96% of the total restaurants, and 66 were company restaurants.

We acquired Keke's on July 20, 2022 for a purchase price of $82.5 million. Our Keke’s operating segment includes the results of all company and franchised Keke’s restaurants. As of December 28, 2022, the Keke’s brand consisted of 54 franchised and company restaurants in Florida. Of this amount, 46 Keke’s restaurants were franchised, representing 85% of total Keke’s restaurants, and eight were company restaurants.

The primary sources of revenues for all operating segments are the sale of food and beverages at our company restaurants and the collection of royalties, advertising revenue, initial and other fees, including occupancy revenue, from restaurants operated by our franchisees. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service, availability of off-premise dining options, and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests’ tastes and preferences. Sales at company restaurants and royalty, advertising and fee income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

Costs of company restaurant sales are exposed to volatility in two main areas: payroll and benefit costs and product costs. This volatility has been especially impactful during and in the periods following the COVID-19 pandemic. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability. Packaging costs and delivery fees (included as a component of other operating expenses) also fluctuate with changes in delivery and off-premise sales.

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2022 and 2021 each included 52 weeks of operations, whereas 2020 included 53 weeks of operations. We estimate that the additional operating week added approximately $6.3 million of operating revenue in 2020.

Factors Impacting Comparability

For 2022, 2021 and 2020, the following items impacted the comparability of our results:

•Company restaurant sales increased from $118.2 million in 2020 to $175.0 million in 2021 and $199.8 million in 2022, primarily from our progressive recovery from the COVID-19 pandemic that began in 2020.

•Royalty income, which is included as a component of franchise and license revenue, increased from $67.5 million in 2020 to $103.4 million in 2021 and $113.9 million in 2022, also related to our recovery from the COVID-19 pandemic.

•Initial and other fees increased from $7.3 million in 2020 and $8.0 million in 2021 to $28.3 million in 2022. This increase was the result of a kitchen modernization program that began in early 2022. We bill our franchisees and recognize revenue when the related equipment is installed with a like amount recorded as a component of other direct costs. The majority of the installations were completed in 2022. Therefore, initial and other fees are expected to be significantly lower in 2023 as a result of the reduced impact of this program.

•Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has decreased from $41.9 million in 2020 to $38.6 million in 2022 primarily as a result of lease expirations. At the end of 2022, we had 214 franchised restaurants that were leased or subleased from Denny’s, compared to 265 at the end of 2020.

•Total revenues at Keke’s for the year ended December 28, 2022 represented less than 2% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes. Information discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Denny’s brand unless otherwise noted.

Statements of Operations

	Fiscal Year Ended
	December 28, 2022		December 29, 2021		December 30, 2020
	(Dollars in thousands)
Revenue:
Company restaurant sales	$199,753	43.8%	$175,017	44.0%	$118,160	40.9%
Franchise and license revenue	256,676	56.2%	223,157	56.0%	170,445	59.1%
Total operating revenue	456,429	100.0%	398,174	100.0%	288,605	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	53,617	26.8%	42,982	24.6%	29,816	25.2%
Payroll and benefits	76,412	38.3%	65,337	37.3%	51,684	43.7%
Occupancy	15,154	7.6%	11,662	6.7%	11,241	9.5%
Other operating expenses	34,275	17.2%	26,951	15.4%	21,828	18.5%
Total costs of company restaurant sales, excluding depreciation and amortization	179,458	89.8%	146,932	84.0%	114,569	97.0%
Costs of franchise and license revenue (a)	135,327	52.7%	109,140	48.9%	94,348	55.4%
General and administrative expenses	67,173	14.7%	68,686	17.3%	55,040	19.1%
Depreciation and amortization	14,862	3.3%	15,446	3.9%	16,161	5.6%
Operating (gains), losses and other charges, net	(1,005)	(0.2)%	(46,105)	(11.6)%	1,808	0.6%
Total operating costs and expenses, net	395,815	86.7%	294,099	73.9%	281,926	97.7%
Operating income	60,614	13.3%	104,075	26.1%	6,679	2.3%
Interest expense, net	13,769	3.0%	15,148	3.8%	17,965	6.2%
Other nonoperating income, net	(52,585)	(11.5)%	(15,176)	(3.8)%	(4,171)	(1.4)%
Net income (loss) before income taxes	99,430	21.8%	104,103	26.1%	(7,115)	(2.5)%
Provision for (benefit from) income taxes	24,718	5.4%	26,030	6.5%	(1,999)	(0.7)%
Net income (loss)	$74,712	16.4%	$78,073	19.6%	$(5,116)	(1.8)%
(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(Dollars in thousands)
Denny’s
Company average unit sales	$2,985	$2,709	$1,812
Franchise average unit sales	$1,729	$1,597	$1,181
Company equivalent units (a)	65	65	65
Franchise equivalent units (a)	1,561	1,581	1,614
Company same-store sales increase (decrease) vs. prior year (b)(c)	10.4%	55.3%	(36.7)%
Domestic franchised same-store sales increase (decrease) vs. prior year (b)(c)	6.0%	40.1%	(30.9)%

Keke’s (d)(e)
Company average unit sales	$772	$—	$—
Franchise average unit sales	$802	$—	$—
Company equivalent units (a)	4	—	—
Franchise equivalent units (a)	20	—	—

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
(c)Prior year amounts have not been restated for 2022 comparable restaurants.
(d)Statistical data reported for Keke’s has been calculated from the acquisition date forward and has not been annualized.
(e)Same-store sales data for Keke's is not reported due to the acquisition being completed during the year ended December 28, 2022.

Unit Activity

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
Denny’s
Company restaurants, beginning of period	65	65	68
Units acquired from franchisees	1	—	—
Units closed	—	—	(3)
End of period	66	65	65

Franchised and licensed restaurants, beginning of period	1,575	1,585	1,635
Units opened	28	20	20
Units acquired by Company	(1)	—	—
Units closed	(66)	(30)	(70)
End of period	1,536	1,575	1,585
Total restaurants, end of period	1,602	1,640	1,650

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
Keke’s
Company restaurants, beginning of period	—	—	—
Units acquired	8	—	—
End of period	8	—	—

Franchised and licensed restaurants, beginning of period	—	—	—
Units opened	2	—	—
Units acquired	44	—	—
End of period	46	—	—
Total restaurants, end of period	54	—	—

Company Restaurant Operations

Company same-store sales increased 10.4% in 2022 and 55.3% in 2021 compared with the respective prior year. Company restaurant sales for 2022 increased $24.7 million, or 14.1%, primarily driven by a 10.4% increase in company same-store sales resulting from price increases to partially offset inflationary costs. The increase in sales includes $6.2 million from Keke’s. Company restaurant sales for 2021 increased $56.9 million, or 48.1%, primarily resulting from the increase in company same-store sales caused primarily by reduced dine-in restrictions and fewer temporary closures related to the COVID-19 pandemic.

Total costs of company restaurant sales as a percentage of company restaurant sales were 89.8% in 2022, 84.0% in 2021 and 97.0% in 2020 consisting of the following:

Product costs as a percentage of company restaurant sales were 26.8% in 2022, 24.6% in 2021 and 25.2% in 2020. For 2022, the increase as a percentage of sales was primarily due to increased commodity costs. For 2021, the decrease as a percentage of sales was primarily due to leverage gained from favorable product mix and increased pricing and lower paper costs, partly offset by higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 38.3% in 2022, 37.3% in 2021 and 43.7% in 2020. The 2022 increase as a percentage of sales was primarily due to a 0.9 percentage point increase in team labor due to higher wage rates. In addition, a 0.4 percentage point increase in workers’ compensation costs was partially offset by a 0.4 percentage point decrease in group insurance costs. The 2021 decrease as a percentage of sales was due to the leveraging effect of higher sales. The 2021 decrease included a 3.9 percentage point decrease in management labor, 1.7 percentage point decrease in team labor, and 0.5 percentage point decrease in workers’ compensation costs.

Occupancy costs as a percentage of company restaurant sales were 7.6% in 2022, 6.7% in 2021 and 9.5% in 2020. The 2022 increase as a percentage of sales was primarily due to general liability insurance cost increases in the current year in addition to a prior year decrease, as well as higher rents. The 2021 decrease as a percentage of sales was due to the leveraging effect of higher sales.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 28, 2022		December 29, 2021		December 30, 2020
	(Dollars in thousands)
Utilities	$7,273	3.6%	$5,814	3.3%	$5,148	4.4%
Repairs and maintenance	3,874	1.9%	2,743	1.6%	2,608	2.2%
Marketing	5,294	2.7%	4,594	2.6%	3,904	3.3%
Legal settlements	4,224	2.1%	2,134	1.2%	506	0.4%
Other direct costs	13,610	6.8%	11,666	6.7%	9,662	8.2%
Other operating expenses	$34,275	17.2%	$26,951	15.4%	$21,828	18.5%

For 2022, legal settlement costs were higher as a percentage of sales primarily due to unfavorable development in certain claims. For 2021, other direct costs were lower as a percentage of sales due to the leveraging effect of higher sales, partially offset by higher delivery fees and legal settlement costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 28, 2022		December 29, 2021		December 30, 2020
	(Dollars in thousands)
Royalties	$113,891	44.4%	$103,425	46.4%	$67,501	39.6%
Advertising revenue	75,926	29.6%	69,957	31.3%	53,745	31.5%
Initial and other fees	28,262	11.0%	8,009	3.6%	7,332	4.3%
Occupancy revenue	38,597	15.0%	41,766	18.7%	41,867	24.6%
Franchise and license revenue	$256,676	100.0%	$223,157	100.0%	$170,445	100.0%

Advertising costs	$75,926	29.6%	$69,957	31.3%	$53,745	31.5%
Occupancy costs	24,090	9.4%	26,237	11.8%	26,732	15.7%
Other direct costs	35,311	13.8%	12,946	5.8%	13,871	8.1%
Costs of franchise and license revenue	$135,327	52.7%	$109,140	48.9%	$94,348	55.4%

Royalties increased by $10.5 million, or 10.1%, in 2022 primarily resulting from a 6.0% increase in domestic franchised same-store sales as compared to the prior year. The increase in royalties included $2.2 million from Keke’s. Royalties increased by $35.9 million, or 53.2%, in 2021 primarily resulting from a 40.1% increase in domestic franchised same-store sales as compared to the prior year. Additionally, 2020 included royalty abatements of $6.0 million to help our franchisees weather the impact of the COVID-19 pandemic. The average domestic contractual royalty rate, including the impact of abatements in prior years, was 4.39%, 4.35% and 3.86% for 2022, 2021 and 2020, respectively.

Advertising revenue increased $6.0 million, or 8.5%, in 2022 primarily resulting from the increase in domestic franchise same-store sales. Advertising revenue increased $16.2 million, or 30.2%, in 2021 resulting from the increase in domestic franchised same-store sales. Additionally, 2020 included advertising fee abatements of $1.3 million.

Initial and other fees increased $20.3 million, or 252.9%, in 2022 primarily resulting from the recognition of $19.1 million of revenue from the sale and installation of kitchen equipment at franchise restaurants. Initial and other fees increased $0.7 million, or 9.2%, in 2021 primarily due to higher menu production revenue, partially offset by the impact of less accelerated revenue recognition as a result of fewer franchised unit closures compared to 2020.

Occupancy revenue decreased $3.2 million, or 7.6%, in 2022 primarily due to lease terminations. Occupancy revenue decreased $0.1 million, or 0.2%, in 2021 primarily due to lease terminations, partially offset by higher percentage rents as a result of sales increases.

Costs of franchise and license revenue increased $26.2 million, or 24.0%, in 2022. Advertising costs increased $6.0 million, or 8.5%, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $2.1 million, or 8.2%, in 2022, primarily related to lease terminations. Other direct costs increased $22.4 million, or 172.8%, primarily due to $19.1 million of expense as part of the installation of kitchen equipment at franchise restaurants as mentioned above. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 52.7% for 2022 from 48.9% in 2021.

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

General and administrative expenses consisted of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Corporate administrative expenses	$52,115	$44,367	$41,135
Share-based compensation	11,400	13,602	7,948
Incentive compensation	5,811	8,628	4,351
Deferred compensation valuation adjustments	(2,153)	2,089	1,606
Total general and administrative expenses	$67,173	$68,686	$55,040

Total general and administrative expenses decreased by $1.5 million, or 2.2%, in 2022 and increased by $13.6 million, or 24.8%, in 2021.

Corporate administrative expenses increased by $7.7 million in 2022 and increased by $3.2 million in 2021. The 2022 increase was primarily due to compensation increases in the current year and prior year temporary cost reductions related to the COVID-19 pandemic, including net reductions in tax credits related to the CARES Act of approximately $0.5 million. The 2021 increase was primarily due to prior year temporary cost reductions related to the COVID-19 pandemic, including net reductions in tax credits related to the CARES Act of approximately $1.2 million.

Share-based compensation decreased by $2.2 million in 2022 and increased by $5.7 million in 2021. These changes were primarily the result of plan modifications made in 2020 and related valuations. In addition, the 2020 long-term incentive plan had a two-year vesting period compared to a typical three-year vesting term like our other long-term incentive plans. The 2020 long-term incentive plan became fully vested in May 2022. Incentive compensation decreased by $2.8 million in 2022 and increased by $4.3 million in 2021. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating income, net.

Depreciation and amortization consisted of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Depreciation of property and equipment	$11,118	$11,441	$11,284
Amortization of finance right-of-use assets	1,704	1,895	1,870
Amortization of intangible and other assets	2,040	2,110	3,007
Total depreciation and amortization expense	$14,862	$15,446	$16,161

The 2022 decrease in total depreciation and amortization expense was primarily due to certain assets becoming fully depreciated and fewer asset retirements. The 2021 decrease in total depreciation and amortization expense was the result of certain intangible assets becoming fully amortized in 2020.

Operating (gains), losses and other charges, net consisted of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Gains on sales of assets and other, net	$(3,378)	$(47,822)	$(4,678)
Restructuring charges and exit costs	1,410	1,275	2,403
Impairment charges	963	442	4,083
Operating (gains), losses and other charges, net	$(1,005)	$(46,105)	$1,808

Gains on sales of assets and other, net of $3.4 million for 2022 primarily related to the sale of two parcels of real estate. Gains on sales of assets and other, net of $47.8 million for 2021 primarily related to the sale of three parcels of real estate. Gains on sales of assets and other, net of $4.7 million for 2020 primarily related to the sales of real estate.

Restructuring charges and exit costs consisted of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Exit costs	$86	$323	$204
Severance and other restructuring charges	1,324	952	2,199
Total restructuring and exit costs	$1,410	$1,275	$2,403

Total restructuring and exit costs for 2022 primarily consisted of severance costs. Total restructuring and exit costs for 2021 were primarily made up of relocation costs associated with moving certain employees to our support center in Irving, Texas. Total restructuring and exit costs for 2020 primarily relate to the Company permanently separating with approximately 50 support center staff.

Impairment charges of $1.0 million, $0.4 million and $4.1 million for 2022, 2021 and 2020, respectively, primarily resulted from our assessment of underperforming restaurants.

Operating income was $60.6 million in 2022, $104.1 million in 2021 and $6.7 million in 2020.

Interest expense, net consisted of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Interest on credit facilities	$8,478	$5,478	$8,658
Interest on interest rate swaps	1,310	4,023	3,160
Interest on finance lease liabilities	2,350	2,960	3,129
Letters of credit and other fees	1,053	1,438	1,259
Interest income	(87)	(25)	(96)
Total cash interest	13,104	13,874	16,110
Amortization of deferred financing costs	634	1,105	875
Amortization of interest rate swap losses	29	167	783
Interest accretion on other liabilities	2	2	197
Total interest expense, net	$13,769	$15,148	$17,965

Interest expense, net decreased during 2022 primarily due to decreased deferred financing cost amortization and decreased financing lease interest. Interest expense, net decreased during 2021 primarily due to decreased average borrowings and lower average interest rates.

Other nonoperating income, net was $52.6 million, $15.2 million, and $4.2 million for 2022, 2021 and 2020, respectively. Nonoperating income for 2022 includes $55.0 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $2.2 million on deferred compensation plan investments. Nonoperating income for 2021 includes $12.8 million of gains related to dedesignated interest rate swap valuation adjustments and $2.2 million in gains on deferred compensation investments. The income for 2020 includes losses on interest rate swaps of $7.4 million resulting from the discontinuance of hedge accounting treatment on a portion of our interest rate swaps and income of $10.3 million related to interest rate swap valuation adjustments on dedesignated interest rate swaps subsequent to the discontinuation of hedge accounting and $1.8 million in gains on deferred compensation plan investments. For additional details related to the interest rate swaps, see Note 10 to our Consolidated Financial Statements.

The provision for (benefit from) income taxes was an expense of $24.7 million for 2022, expense of $26.0 million for 2021 and a benefit of $2.0 million for 2020. The effective tax rate was 24.9% for 2022, 25.0% for 2021 and 28.1% for 2020.

For 2022, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits.

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

For additional details related to the provision for (benefit from) income taxes as well as changes in the effective tax rate, see Note 15 to our Consolidated Financial Statements.

Net income (loss) was income of $74.7 million for 2022, income of $78.1 million for 2021 and a loss of $5.1 million for 2020.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, acquisitions and capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$39,452	$76,173	$(3,137)
Net cash provided by (used in) investing activities	(86,596)	29,014	4,651
Net cash provided by (used in) financing activities	20,043	(78,455)	(994)
Increase (decrease) in cash and cash equivalents	$(27,101)	$26,732	$520

Net cash flows provided by operating activities were $39.5 million for the year ended December 28, 2022 compared to net cash flows provided by operating activities of $76.2 million for the year ended December 29, 2021. The decrease in cash flows provided by (used in) operating activities was primarily due to increased operating costs at company restaurants and the timing of prior year accrual payments and receivable collections. Net cash flows provided by operating activities were $76.2 million for the year ended December 29, 2021 compared to net cash flows used in operating activities of $3.1 million for the year ended December 30, 2020. The increase in cash flows provided by (used in) operating activities in 2021 compared to 2020 was primarily due to the improvement of operating results in 2021 and the timing of prior year accrual payments. We believe that our estimated cash flows from operations for 2023, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $86.6 million for the year ended December 28, 2022. These cash flows included $82.5 million for the acquisition of Keke’s and capital expenditures of $11.8 million, partially offset by proceeds from the sale of real estate and other assets of $4.1 million and collections on real estate acquisitions of $3.6 million. Net cash flows provided by investing activities were $29.0 million for the year ended December 29, 2021. These cash flows were primarily proceeds from the sale of real estate and other assets of $50.1 million, partially offset by acquisition of restaurants and real estate of $10.4 million, capital expenditures of $7.4 million and deposits on real estate acquisitions of $3.6 million. Net cash flows provided by investing activities were $4.7 million for the year ended December 30, 2020. These cash flows were primarily proceeds from the sale of real estate of $9.4 million and proceeds from the sale of investments of $2.9 million, partially offset by capital expenditures of $7.0 million and investment purchases of $1.4 million.
Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Facilities	$4,596	$3,206	$4,107
New construction	91	—	23
Remodeling	3,846	1,477	992
Information technology	2,638	1,410	1,386
Other	673	1,262	454
Capital expenditures (excluding acquisitions)	$11,844	$7,355	$6,962

Cash flows provided by financing activities were $20.0 million for the year ended December 28, 2022, which included net debt borrowings of $89.5 million and net bank overdrafts of $0.3 million, partially offset by cash payments for stock repurchases of $65.0 million and payments of tax withholding on share-based compensation of $4.8 million. Cash flows used in financing activities were $78.5 million for the year ended December 29, 2021, which included net debt repayments of $42.1 million, cash payments for stock repurchases of $30.0 million, net bank overdraft payments of $3.1 million, and deferred financing costs of $1.9 million. Cash flows used in financing activities were $1.0 million for the year ended December 30, 2020, which included net debt repayments of $31.6 million, cash payments for stock repurchases of $36.0 million offset by proceeds of $69.6 million from the issuance of common stock.
Our working capital deficit was $43.3 million at December 28, 2022 compared with $28.3 million at December 29, 2021 as increased cash from the sales of real estate in the prior year was used for business operations. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The credit facility contains provisions specifying alternative interest rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 28, 2022.

As of December 28, 2022, we had outstanding revolver loans of $261.5 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $126.2 million as of December 28, 2022 under the credit facility.

As of December 28, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 2.25% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.37% and 2.09% as of December 28, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.31% and 4.44% as of December 28, 2022 and December 29, 2021, respectively.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Kitchen Modernization and Technology Transformation Initiatives

During 2022, the Company substantially completed the process of upgrading and improving kitchen equipment throughout the domestic system. This investment is expected to yield long-term benefits through menu enhancements across all dayparts, but especially the dinner daypart, with new and improved food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

The Company intends to initiate the rollout of a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to begin in 2023 and continue into 2024.

The Company has committed to investing approximately $10 million in total toward the cost and installation of the kitchen equipment package (approximately $5.7 million contributed to date) and the new cloud-based restaurant technology platform (approximately $4.3 million committed) in domestic franchise restaurants.

Contractual Obligations

Our future contractual obligations and commitments at December 28, 2022 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt (a)	$261,500	$—	$—	$261,500	$—
Finance lease obligations (b)(c)	26,013	3,768	5,958	4,773	11,514
Operating lease obligations (b)	182,569	23,031	41,805	36,952	80,781
Interest obligations (c)	50,888	13,879	27,757	9,252	—
Defined benefit plan obligations (d)	1,761	972	265	210	314
Purchase obligations (e)	216,740	216,740	—	—	—
Unrecognized tax benefits (f)	869	—	—	—	—
Total	$740,340	$258,390	$75,785	$312,687	$92,609

(a)Refer to Note 10 to our Consolidated Financial Statements for a further discussion of our long-term debt and timing of expected payments.
(b)Refer to Note 9 to our Consolidated Financial Statements for a further discussion of our lease obligations and timing of expected payments.
(c)Interest obligations represent payments related to our long-term debt outstanding at December 28, 2022. For long-term debt with variable rates, we have used the rate applicable at December 28, 2022 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods. The finance lease obligation amounts above are inclusive of interest.
(d)Refer to Note 12 to our Consolidated Financial Statements for a further discussion of our defined benefit plan obligations and timing of expected payments.

(e)Refer to Note 19 to our Consolidated Financial Statements for a further discussion of our purchase obligations and timing of expected payments.
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

Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements. We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past five fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise. Descriptions of what we consider to be our most significant critical accounting policies are as follows:

Self-insurance liabilities. We are self-insured for a portion of our losses related to certain medical plans, workers’ compensation, general, product and automobile insurance liability. In estimating these liabilities, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data, including certain actuarial assumptions regarding the frequency and severity of claims and claim development history and settlement practices.

We have not made any material changes in the methodology used to establish our insurance liabilities during the past three years and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves. However, our estimates of expected losses are adjusted over time based on changes to the actual costs of the underlying claims, which could result in additional expense or reversal of expense previously recorded. Additionally, the change in the number of company restaurants impacts the balance of liabilities over time.

Total workers’ compensation, general, product and automobile insurance liabilities at December 28, 2022 and December 29, 2021 were $9.7 million and $11.5 million, respectively. The decrease in self-insurance liabilities has primarily been the result of payments and liability reductions resulting from the reduction of the number of company restaurants over the past several years.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Impairment charges of $1.0 million, $0.4 million and $4.1 million for the years ended December 28, 2022, December 29, 2021 and December 30, 2020, respectively, primarily resulted from our assessment of underperforming restaurants. Impairments recorded for the year ended December 30, 2020 were the result of lower expected restaurant-level operating cash flows for certain restaurants due to the impacts of the COVID-19 pandemic.

See Note 2 and Note 14 to our Consolidated Financial Statements for further discussion of our policies regarding impairment of long-lived assets.

Acquisition of Keke’s. The acquisition of Keke's was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including assumptions for which there was limited observable market information: forecasted future revenues and operating margins, including projected growth in restaurant unit counts and average unit volumes, royalty rate, and discount rates. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. If the actual results differ from the estimates and judgements used in these fair values, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at July 20, 2022. As of December 28, 2022, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.

See Note 3 to our Consolidated Financial Statements for a further discussion of our policies regarding the acquisition of Keke’s.

Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 28, 2022, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 28, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,904	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,392	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$130,000	(1)	$12,751	3.19%
Total			$300,000		$20,047

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $425.0 million on September 28, 2029.

As of December 28, 2022, the total notional amount of our interest rate swaps was in excess of 100% of our floating rate debt. Based on the portion of the swaps in excess of our floating rate debt as of December 28, 2022, a hypothetical change of 100 basis points in LIBOR would change our annual cash flow by approximately $0.4 million. Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 8, 10 and 18 to our Consolidated Financial Statements.

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

Based on their assessment as of December 28, 2022, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On July 20, 2022, we closed on the acquisition of substantially all of the assets of Keke’s. As permitted by SEC guidance for newly acquired businesses, we have excluded Keke's operations from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 28, 2022. We are in the process of integrating Keke's into our internal control structure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2022.

The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting included all of the Company's consolidated operations except for the operations of its wholly-owned subsidiary, Keke’s, Inc., which comprises certain assets and assumed liabilities of the franchise business and eight owned company-operated restaurants acquired from K2 Restaurants, Inc. together with the other sellers and principal parties in July 2022. Keke’s, Inc.’s operations represented $92.4 million of the Company's consolidated total assets and $8.7 million of the Company's consolidated total revenues as of and for the year ended December 28, 2022.

The effectiveness of our internal control over financial reporting as of December 28, 2022 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny's Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2022 and December 29, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 28, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired certain assets and assumed liabilities from K2 Restaurants, Inc. together with the other sellers and principal parties (collectively, Keke's) during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2022, Keke's’s internal control over financial reporting associated with total assets of $92.4 million and total revenues of $8.7 million included in the consolidated financial statements of the Company as of and for the year ended December 28, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Keke's.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Greenville, South Carolina
February 27, 2023

Item 9B.     Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2023 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 28, 2022 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,374,772	(1)	$—	2,985,996	(2)
Equity compensation plans not approved by security holders	—		—	704,166	(3)
Total	4,374,772		$—	3,690,162

(1)Includes shares issuable in connection with our outstanding performance share awards and restricted stock units awards.
(2)Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance share units under the Denny’s Corporation 2021 Omnibus Incentive Plan.
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

*2.2
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

+*10.2
Employment Offer Letter dated January 6, 2011 between Denny's Corporation and John C. Miller (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 30, 2011).

+*10.3
Employment Letter Agreement, dated as of April 28, 2022, by and between Denny's Corporation and Kelli Valade (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on May 3, 2022).

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

+10.9	2021 Long-Term Incentive Program Performance Share Unit Award Certificate.

+10.10	2021 Long-Term Incentive Program Restricted Stock Unit Award Certificate.

+*10.11
2022 Long-Term Incentive Program Performance Share Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2022).

+*10.12
2022 Long-Term Incentive Program Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2022).

+*10.13
Summary of Non-Employee Director Compensation as of May 19, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 30, 2021).

21.1	Subsidiaries of Denny’s Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Statement of Kelli F. Valade, Chief Executive Officer of Denny’s Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Denny's Corporation and subsidiaries (the Company) as of December 28, 2022 and December 29, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 28, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2022 and December 29, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of assumptions underlying self-insurance liabilities

As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 28, 2022 were $9.7 million. The liabilities represent estimated incurred losses. These estimates include assumptions regarding frequency and severity of claims as well as changes in the Company’s business environment, medical costs and the regulatory environment that could impact the overall self-insurance costs.

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

Evaluation of the fair value of certain acquired intangible assets

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisition of Keke’s Breakfast Café (Keke’s) during fiscal year 2022 for total cash consideration of $82.5 million. The acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recorded at fair value. As a result of the transaction, the Company acquired certain intangible assets, including the Keke’s trade name (the trade name) and the Keke’s franchise agreements. The estimated fair values of the trade name and franchise agreement intangible assets were determined using cash flows expected to be derived from the use of the assets. The acquisition-date fair values for the trade name and franchise agreements were $35.6 million and $10.7 million, respectively.

We identified the evaluation of the acquisition-date fair values of the trade name and the franchise agreements as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the acquisition-date fair values of the trade name and franchise agreements. It also required professionals with specialized skills and knowledge to evaluate the key assumptions and the impact of these assumptions on the determination of the fair values of the trade name and franchise agreements. Specifically, the fair value estimates used the following key assumptions for which there was limited observable market information: forecasted future revenues and operating margins, including projected growth in restaurant unit counts and average unit volumes, royalty rate, and discount rates. Changes in these assumptions could have had a significant effect on the acquisition-date fair values of the trade name and franchise agreements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition process, including controls over the key assumptions. We performed sensitivity analyses over the projected revenues and operating margins to assess the impact of changes in those assumptions on the Company’s determinations of fair value. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the projected revenues and operating margins by comparing them to peer companies used in the acquisition-date fair values of the trade name and franchise agreements

•comparing the royalty rate to royalty rates in comparable franchise agreements

•evaluating the discount rates used in the valuations by comparing them to discount rate ranges that were independently developed using publicly available market data for peer entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Greenville, South Carolina
February 27, 2023

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28, 2022	December 29, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,523	$30,624
Investments	1,746	2,551
Receivables, net	25,576	19,621
Inventories	5,538	5,060
Assets held for sale	1,403	—
Prepaid and other current assets	12,529	11,393
Total current assets	50,315	69,249
Property, net of accumulated depreciation of $153,334 and $151,836, respectively	94,469	91,176
Financing lease right-of-use assets, net of accumulated amortization of $9,847 and $11,210, respectively	6,499	7,709
Operating lease right-of-use assets, net	126,065	128,727
Goodwill	72,740	36,884
Intangible assets, net	95,034	50,226
Deferred financing costs, net	2,337	2,971
Deferred income taxes, net	—	11,502
Other noncurrent assets	50,876	37,083
Total assets	$498,335	$435,527

Liabilities
Current liabilities:
Current finance lease liabilities	$1,683	$1,952
Current operating lease liabilities	15,310	15,829
Accounts payable	19,896	15,595
Other current liabilities	56,762	64,146
Total current liabilities	93,651	97,522
Long-term liabilities:
Long-term debt	261,500	170,000
Noncurrent finance lease liabilities	9,555	10,744
Noncurrent operating lease liabilities	123,404	126,296
Liability for insurance claims, less current portion	7,324	8,438
Deferred income taxes, net	7,419	—
Other noncurrent liabilities	32,598	87,792
Total long-term liabilities	441,800	403,270
Total liabilities	535,451	500,792

Commitments and contingencies

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 28, 2022: 64,998 shares issued and 56,728 shares outstanding; December 29, 2021: 64,200 shares issued and 62,210 shares outstanding	650	642
Paid-in capital	142,136	135,596
Deficit	(41,729)	(116,441)
Accumulated other comprehensive loss, net	(42,697)	(54,470)
Treasury stock, at cost, 8,270 and 1,990 shares, respectively	(95,476)	(30,592)
Total shareholders’ deficit	(37,116)	(65,265)
Total liabilities and shareholders’ deficit	$498,335	$435,527

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$199,753	$175,017	$118,160
Franchise and license revenue	256,676	223,157	170,445
Total operating revenue	456,429	398,174	288,605
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	53,617	42,982	29,816
Payroll and benefits	76,412	65,337	51,684
Occupancy	15,154	11,662	11,241
Other operating expenses	34,275	26,951	21,828
Total costs of company restaurant sales, excluding depreciation and amortization	179,458	146,932	114,569
Costs of franchise and license revenue	135,327	109,140	94,348
General and administrative expenses	67,173	68,686	55,040
Depreciation and amortization	14,862	15,446	16,161
Operating (gains), losses and other charges, net	(1,005)	(46,105)	1,808
Total operating costs and expenses, net	395,815	294,099	281,926
Operating income	60,614	104,075	6,679
Interest expense, net	13,769	15,148	17,965
Other nonoperating income, net	(52,585)	(15,176)	(4,171)
Net income (loss) before income taxes	99,430	104,103	(7,115)
Provision for (benefit from) income taxes	24,718	26,030	(1,999)
Net income (loss)	$74,712	$78,073	$(5,116)

Net income (loss) per share - basic	$1.23	$1.20	$(0.08)
Net income (loss) per share - diluted	$1.23	$1.19	$(0.08)

Basic weighted average shares outstanding	60,771	65,171	60,812
Diluted weighted average shares outstanding	60,879	65,573	60,812

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Net income (loss)	$74,712	$78,073	$(5,116)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $113, $35 and $(67), respectively	345	78	(197)
Changes in the fair value of cash flow derivatives, net of tax of $3,214, $1,386 and $(12,345), respectively	10,405	2,889	(34,565)
Reclassification of cash flow derivatives to interest expense, net of tax of $309, $1,179 and $874, respectively	1,001	2,844	2,286
Reclassification of loss related to dedesignation of derivatives to other nonoperating income, net of tax of $0, $0 and $1,892, respectively	—	—	5,462
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $7, $42 and $214, respectively	22	124	569
Other comprehensive income (loss)	11,773	5,935	(26,445)
Total comprehensive income (loss)	$86,485	$84,008	$(31,561)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 25, 2019	109,415	$1,094	(52,320)	$(519,780)	$603,980	$(189,398)	$(33,960)	$(138,064)
Net loss	—	—	—	—	—	(5,116)	—	(5,116)
Other comprehensive loss	—	—	—	—	—	—	(26,445)	(26,445)
Issuance of common stock	8,000	80	—	—	69,491	—	—	69,571
Share-based compensation on equity classified awards, net	—	—	—	—	3,374	—	—	3,374
Purchase of treasury stock	—	—	(1,690)	(34,193)	—	—	—	(34,193)
Retirement of treasury stock	(54,010)	(540)	54,010	553,973	(553,433)	—	—	—
Issuance of common stock for share-based compensation	447	5	—	—	(5)	—	—	—
Exercise of common stock options	110	1	—	—	426	—	—	427
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	78,073	—	78,073
Other comprehensive income	—	—	—	—	—	—	5,935	5,935
Share-based compensation on equity classified awards, net	—	—	—	—	11,649	—	—	11,649
Purchase of treasury stock	—	—	(1,990)	(30,592)	—	—	—	(30,592)
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	74,712	—	74,712
Other comprehensive income	—	—	—	—	—	—	11,773	11,773
Share-based compensation on equity classified awards, net	—	—	—	—	6,548	—	—	6,548
Purchase of treasury stock	—	—	(6,280)	(64,884)	—	—	—	(64,884)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$74,712	$78,073	$(5,116)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	14,862	15,446	16,161
Operating (gains), losses and other charges, net	(1,005)	(46,105)	1,808
Gains and amortization on interest rate swap derivatives, net	(54,989)	(12,629)	(2,164)
Amortization of deferred financing costs	634	1,105	876
(Gains) losses on investments	305	21	(123)
(Gains) losses on early termination of debt and leases	(37)	(523)	224
Deferred income tax expense	14,732	14,097	3,981
Increase (decrease) of tax valuation allowance	546	(5,031)	(3,041)
Share-based compensation expense	11,400	13,602	7,948
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	(5,892)	1,373	6,378
Inventories	(460)	(3,879)	101
Prepaids and other current assets	(1,138)	7,454	(3,872)
Other assets	(2,129)	(1,881)	(1,816)
Operating lease assets and liabilities	(696)	(1,521)	844
Accounts payable	3,918	6,608	(10,682)
Accrued payroll	(2,850)	3,113	(2,835)
Accrued taxes	(81)	(317)	(774)
Other accrued liabilities	(5,867)	12,684	(5,525)
Other noncurrent liabilities	(6,513)	(5,517)	(5,510)
Net cash flows provided by (used in) operating activities	39,452	76,173	(3,137)
Cash flows from investing activities:
Capital expenditures	(11,844)	(7,355)	(6,962)
Acquisitions of restaurant and real estate	(750)	(10,369)	—
Acquisition of Keke’s Breakfast Cafe	(82,500)	—	—
Collections (deposits) on real estate acquisitions	3,624	(3,624)	—
Proceeds from sales of real estate and other assets	4,144	50,098	9,398
Investment purchases	(1,200)	(500)	(1,400)
Proceeds from sale of investments	1,700	200	2,900
Collections on notes receivable	246	684	1,814
Issuance of notes receivable	(16)	(120)	(1,099)
Net cash flows provided by (used in) investing activities	(86,596)	29,014	4,651
Cash flows from financing activities:
Revolver borrowings	175,325	185,000	140,500
Revolver payments	(83,825)	(225,000)	(170,500)
Long-term debt payments	(2,020)	(2,118)	(1,570)
Tax withholding on share-based payments	(4,781)	(1,516)	(4,331)
Deferred financing costs	—	(1,853)	(1,758)
Purchase of treasury stock	(64,975)	(29,959)	(36,008)
Proceeds from issuance of common stock	—	—	69,571
Proceeds from exercise of stock options	—	116	427
Net bank overdrafts	319	(3,125)	2,675
Net cash flows provided by (used in) financing activities	20,043	(78,455)	(994)
Increase (decrease) in cash and cash equivalents	(27,101)	26,732	520
Cash and cash equivalents at beginning of period	30,624	3,892	3,372
Cash and cash equivalents at end of period	$3,523	$30,624	$3,892

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or the Company, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. As of December 28, 2022, the Company consisted of 1,656 restaurants, 1,582 of which were franchised/licensed restaurants and 74 of which were company operated. The Company consists of the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. See Note 3 for details.

At December 28, 2022, the Denny’s brand consisted of 1,602 restaurants, 1,536 of which were franchised or licensed restaurants and 66 of which were company restaurants. Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (13%) and Florida (8%).
At December 28, 2022, the Keke's brand consisted of 54 restaurants, 46 of which were franchised restaurants and eight of which were company operated. All Keke’s restaurants are located in Florida.
Starting in 2020 and continuing through 2022, the global economic crisis resulting from the spread of the coronavirus (“COVID-19”), along with government and consumer responses, has had a substantial impact on our restaurant operations, including impacts on labor and commodity costs and the ability of many Denny’s franchise restaurants to return to 24/7 operations. During 2020, many of our company and franchised and licensed restaurants were temporarily closed and most of the restaurants that remained open had limited operations. Through 2022, many Denny’s restaurants have not returned to full operating hours, particularly at the late night daypart. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

We cannot currently estimate the duration or future negative financial impact of these economic conditions on our business. Ongoing material adverse effects of these economic conditions for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries: Denny’s, Inc., DFO, LLC, Denny’s Realty, LLC, Keke’s Inc., Keke’s Franchise Organization and East Main Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2020 included 53 weeks of operation, whereas 2021 and 2022 each included 52 weeks of operations.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.4 million and $0.1 million at December 28, 2022 and December 29, 2021, respectively.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees, vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of restaurant equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on management’s estimates of expected credit losses based on historical write-off experience. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

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

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy and from our acquisition of Keke’s in 2022. We also record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurant operations to franchisees, goodwill is decremented. We test goodwill for impairment at each fiscal year end and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows, a significant adverse decline in our stock price, significantly adverse legal developments and a significant change in the business climate.

Intangible Assets. Intangible assets consist primarily of trade names, franchise agreements and reacquired franchise rights. Trade names are considered indefinite-lived intangible assets and are not amortized. Franchise agreements are amortized using the straight-line basis over the term of the related franchise agreement. Reacquired franchise rights are amortized using the straight-line basis over the term of the related franchise agreement. Franchise agreements and reacquired franchise rights resulting from acquisitions are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received.

We test trade name assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of reacquired franchise rights and franchise agreements whenever changes or events indicate that the carrying values may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statements of Operations.

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $1.9 million and $1.7 million, respectively, at December 28, 2022 and $2.5 million and $2.6 million, respectively, at December 29, 2021. Unrealized gains (losses) included in fair value were losses of $0.2 million, gains of $0.1 million and losses of $0.1 million at December 28, 2022, December 29, 2021 and December 30, 2020, respectively.

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

The realized and unrealized holding gains and losses related to marketable securities are recorded in other nonoperating income with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2022, 2021 and 2020, we incurred a net loss of $2.2 million and net gains of $2.2 million and $1.8 million, respectively, related to marketable securities.

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

Total workers’ compensation, general, product and automobile insurance liabilities at December 28, 2022 and December 29, 2021 were $9.7 million and $11.5 million, respectively.

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

Under franchise agreements we provide franchisees with a license of our respective brands’ symbolic intellectual property, administration of advertising programs (including local co-operatives), and other ongoing support functions. These services are highly interrelated so we do not consider them to be individually distinct performance obligations, and therefore account for them as a single performance obligation.

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

Initial and other fees include initial, successor and assignment franchise fees (“initial franchise fees”). Initial franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. Acquired initial franchise fees are recognized from the acquisition date over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination.

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

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These contract assets are presented within prepaid and other current assets and other noncurrent assets in our Consolidated Balance Sheets. These assets are amortized as a reduction to franchise and license revenue within our Consolidated Statements of Operations over the remaining term of the underlying franchise agreement.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. For 2022, 2021 and 2020, our ten largest franchisees accounted for 37%, 37% and 39% of our franchise revenues, respectively.

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

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired and other advertising costs as incurred. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Operations and were $5.3 million, $4.6 million and $3.9 million for 2022, 2021 and 2020, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $75.9 million, $70.0 million and $53.7 million in 2022, 2021 and 2020, respectively. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. As the Company is contractually required to spend these contributions on advertising costs, the obligations are accrued and advertising costs expensed when the related revenues are recognized.

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

We generally recognize compensation cost associated with performance share units over the entire performance period on a straight-line basis. For performance share units awarded to certain retirement eligible individuals with accelerated vesting terms, compensation cost is recognized on a graded-vesting basis. We generally recognize compensation cost associated restricted stock units on a straight-line basis over the entire performance period of the award.

Subsequent to the vesting period, earned stock-settled restricted stock units and performance share units (both of which are equity classified) are paid to the holder in shares of our common stock, provided the holder was still employed with the Company or an affiliate as of the vesting date.

Earnings (Losses) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period.

Business Combinations. We account for acquisitions using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill.

Newly Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which was later clarified in January 2021 by ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. Additionally, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The Company adopted ASU 2020-04 on March 12, 2020. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on the Company’s consolidated financial position or results of operations. The guidance is effective through December 31, 2024.

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

Additional new accounting guidance became effective for us as of December 28, 2022 that we reviewed and concluded was either not applicable to our operations or had no material effect on our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our Consolidated Financial Statements as a result of future adoption.

Note 3. Acquisition of Keke’s Breakfast Cafe

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

Pursuant to the Purchase Agreement, we agreed to purchase Keke's for a purchase price of $82.5 million. The purchase price was funded by utilizing cash on hand as well as funds from the Company's revolving credit facility.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including work performed by third party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.

The components of the preliminary purchase price allocation were as follows:

(In thousands)
Total consideration paid	$82,500
Assets:
Property	2,015
Operating lease ROU assets	7,908
Franchise agreements	10,700
Trade name	35,600
Liabilities:
Operating lease liabilities	7,908
Deferred franchise revenue	992
Other liabilities	36
Net assets acquired, excluding goodwill	47,287
Goodwill	$35,213

The Keke's trade name has been assigned an indefinite life, and therefore, will not be amortized, but rather tested annually for impairment. At the acquisition date, franchise agreements had a weighted average useful life of approximately 15 years. Goodwill attributable to the Keke's acquisition will be deductible and amortized for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company.

Acquisition transaction costs totaling approximately $0.6 million during the year ended December 28, 2022 were recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Results of operations starting from the date of acquisition of Keke's have been included in our Consolidated Financial Statements for the year ended December 28, 2022. The Keke's acquisition is not material to our Consolidated Financial

Statements, and therefore, supplemental pro forma financial information for the year ended December 28, 2022 and the respective prior year periods related to the acquisition is not included herein.

Note 4.     Receivables

Receivables, net consisted of the following:

	December 28, 2022	December 29, 2021
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$13,314	$13,430
Other receivables from franchisees	6,731	1,027
Vendor receivables	3,466	4,041
Credit card receivables	896	747
Other	1,545	950
Allowance for doubtful accounts	(376)	(574)
Total receivables, net	$25,576	$19,621

Other noncurrent assets:
Financing receivables from franchisees	$—	$293

We recorded $1.5 million of expected credit losses during the year ended December 30, 2020. During the years ended December 29, 2021 and December 28, 2022 we recorded reversals of credit losses of $1.1 million and $0.1 million, respectively, based on actual and expected losses on franchise-related receivables, primarily as a result of uncertainties related to the impacts of the COVID-19 pandemic.

Note 5.     Property

Property, net consisted of the following:

	December 28, 2022	December 29, 2021
	(In thousands)
Land	$42,374	$43,742
Buildings and leasehold improvements	164,782	163,264
Other property and equipment	40,647	36,006
Total property	247,803	243,012
Less accumulated depreciation	153,334	151,836
Property, net	$94,469	$91,176

The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 28, 2022	December 29, 2021
	(In thousands)
Land	$23,825	$25,192
Buildings and leasehold improvements	67,283	69,656
Total property owned, leased to franchisees	91,108	94,848
Less accumulated depreciation	57,253	60,674
Property owned, leased to franchisees, net	33,855	34,174
Buildings held under finance leases, leased to franchisees	7,047	8,060
Less accumulated amortization	4,339	4,781
Property held under finance leases, leased to franchisees, net	2,708	3,279
Total property leased to franchisees, net	$36,563	$37,453

Depreciation expense, including amortization of property under finance leases, for 2022, 2021 and 2020 was $12.8 million, $13.3 million and $13.2 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 6.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill and goodwill by segment:

	December 28, 2022	December 29, 2021
	(In thousands)
Balance, beginning of year	$36,884	$36,884
Additions related to acquisition of Keke’s	35,213	—
Adjustments related to the acquisition of a Denny’s franchise unit	643	—
Balance, end of year	$72,740	$36,884

Goodwill by segment
Denny’s	$37,527	$36,884
Other	35,213	—
Total goodwill	$72,740	$36,884

Intangible assets consist of the following:

	December 28, 2022		December 29, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$44,087	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	10,489	5,697	12,218	6,199
Franchise agreements	10,700	265	—	—
Intangible assets, net	$100,996	$5,962	$56,425	$6,199

The weighted-average life of reacquired franchise rights is approximately seven years. The weighted-average life of franchise agreements is approximately 14 years. The amortization expense for definite-lived intangibles and other assets for 2022, 2021 and 2020 was $2.0 million, $2.1 million and $3.0 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2023	$1,550
2024	1,480
2025	1,424
2026	1,256
2027	1,207

We performed an annual impairment test as of December 28, 2022 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 28, 2022	December 29, 2021
	(In thousands)
Accrued payroll	$17,903	$20,676
Accrued insurance, primarily current portion of liability for insurance claims	3,492	4,285
Accrued taxes	4,452	4,533
Accrued advertising	6,069	15,355
Gift cards	7,675	7,170
Accrued legal settlements	5,446	3,173
Other	11,725	8,954
Other current liabilities	$56,762	$64,146

Note 8.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 28, 2022:
Deferred compensation plan investments (1)	$10,818	$10,818	$—	$—
Interest rate swaps (2)	20,047	—	20,047	—
Investments (3)	1,746	—	1,746	—
Total	$32,611	$10,818	$21,793	$—

Fair value measurements as of December 29, 2021:
Deferred compensation plan investments (1)	$13,726	$13,726	$—	$—
Interest rate swaps (2)	(52,121)	—	(52,121)	—
Investments (3)	2,551	—	2,551	—
Total	$(35,844)	$13,726	$(49,570)	$—

(1)    The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments and are included in other noncurrent assets in our Consolidated Balance Sheets.
(2)    The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 10.
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

(1)At December 29, 2021, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets and reacquired franchise rights. During the year ended December 28, 2022 and December 29, 2021, we recognized impairment charges of $1.0 million and $0.4 million, respectively, related to certain of these assets. See Note 14.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The liabilities under our credit facility are carried at historical cost, which approximates fair value. The fair value of our senior secured revolver approximates its carrying value since it is a variable rate facility (Level 2). The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Keke’s were based on Level 3 inputs.

Note 9.     Leases

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

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 28, 2022	December 29, 2021
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$1,704	$1,895
Interest on lease liabilities	Interest expense, net	2,350	2,960
Operating lease costs:
Operating lease costs - company	Occupancy	7,624	6,394
Operating lease costs - franchise	Costs of franchise and license revenue	15,541	17,106
Operating lease costs - general and administrative	General and administrative expenses	564	432
Operating lease costs - closed stores	Restructuring charges and exit costs	201	356
Variable lease costs:
Variable lease costs - company	Occupancy	3,988	3,275
Variable lease costs - franchise	Costs of franchise and license revenue	6,596	7,172
Variable lease costs - general and administrative	General and administrative expenses	255	218
Variable lease costs - closed stores	Restructuring charges and exit costs	34	48
Sublease income:
Sublease income - franchise	Franchise and license revenue	(27,445)	(30,607)
Sublease income - closed stores	Restructuring charges and exit costs	(229)	(160)
Total lease costs		$11,183	$9,089

Lease terms and discount rates were as follows:

	December 28, 2022	December 29, 2021
Weighted-average remaining lease term (in years):
Finance leases	8.4	8.5
Operating leases	9.4	10.0
Weighted-average discount rate:
Finance leases	23.5%	23.4%
Operating leases	5.8%	5.7%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 28, 2022	December 29, 2021
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$28,473	$30,767
Operating lease income - closed stores	Restructuring charges and exit costs	183	109
Operating lease income - general and administrative	General and administrative expenses	140	65
Variable lease income - franchise	Franchise and license revenue	10,124	10,999
Variable lease income - closed stores	Restructuring charges and exit costs	46	51
Total lease income		$38,966	$41,991

Cash and supplemental noncash amounts were as follows:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,350	$2,960
Operating cash flows from operating leases	$24,626	$25,578
Financing cash flows from finance leases	$2,020	$2,118
Right-of-use assets obtained in exchange for new finance lease liabilities	$537	$998
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$16,040	$8,513

(1)    Right-of-use assets obtained in 2022 includes $7.9 million from the acquisition of Keke’s. See Note 3.

Maturities of lease liabilities and receipts as of December 28, 2022 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2023	$3,768	$23,031	$25,816
2024	3,047	21,538	24,454
2025	2,911	20,267	24,220
2026	2,576	19,427	23,768
2027	2,197	17,525	22,195
Thereafter	11,514	80,781	138,095
Total undiscounted cash flows	26,013	182,569	$258,548
Less: interest	14,775	43,855
Present value of lease liabilities	11,238	138,714
Less: current lease liabilities	1,683	15,310
Long-term lease liabilities	$9,555	$123,404

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 28, 2022	December 29, 2021
	(In thousands)
Revolving loans	$261,500	$170,000
Finance lease obligations	11,238	12,696
Total long-term debt	272,738	182,696
Less current maturities of finance lease obligations	1,683	1,952
Noncurrent portion of long-term debt	$271,055	$180,744

There are no scheduled maturities of our revolving loans due in 2023 through 2025. The $261.5 million of revolving loans are due August 26, 2026.

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility includes an accordion feature that would allow us to increase the size of the revolver to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The credit facility contains provisions specifying alternative interest rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The maturity date for the credit facility is August 26, 2026.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 28, 2022.

As of December 28, 2022, we had outstanding revolver loans of $261.5 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $126.2 million as of December 28, 2022 under the credit facility.

As of December 28, 2022, borrowings under the credit facility bore interest at a rate of LIBOR plus 2.25% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.37% and 2.09% as of December 28, 2022 and December 29, 2021, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.31% and 4.44% as of December 28, 2022 and December 29, 2021, respectively.

Interest Rate Hedges

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. We initially designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable interest payments due on forecasted notional amounts. A summary of our interest rate swaps as of December 28, 2022 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,904	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,392	2.46%
Dedesignated swaps
February 15, 2018	March 31, 2020	December 31, 2033	$130,000	(1)	$12,751	3.19%
Total			$300,000		$20,047

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

As of December 28, 2022, the fair value of swaps designated as cash flow hedges was an asset of $7.3 million and was recorded as a component of other noncurrent assets with an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 18 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps. We expect to reclassify approximately $3.3 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next twelve months.

Dedesignated Interest Rate Hedges

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our hedging relationship entered into in 2018 (“2018 Swaps”) were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. We reclassified unrealized losses of less than $0.1 million and approximately $0.2 million to interest expense, net related to the 2018 Swaps, for the years ended December 28, 2022 and December 29, 2021, respectively. At December 28, 2022, approximately $64.2 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. We expect to amortize approximately $0.3 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next twelve months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps are recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. We recorded income of approximately $55.0 million and $12.8 million as a component of nonoperating income related to the 2018 Swaps resulting from changes in fair value for the years ended December 28, 2022 and December 29, 2021, respectively. As of December 28, 2022, the fair value of the dedesignated interest rate swaps was an asset of $12.8 million, of which $0.1 million was recorded as a component of receivables, net, and $12.7 million was recorded as a component of other noncurrent assets in our Consolidated Balance Sheets.

Note 11.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Company restaurant sales	$199,753	$175,017	$118,160
Franchise and license revenue:
Royalties	113,891	103,425	67,501
Advertising revenue	75,926	69,957	53,745
Initial and other fees	28,262	8,009	7,332
Occupancy revenue	38,597	41,766	41,867
Franchise and license revenue	256,676	223,157	170,445
Total operating revenue	$456,429	$398,174	$288,605

Balances related to contracts with customers consists of receivables, contract assets, deferred franchise revenue and deferred gift card revenue. See Note 4 for details on our receivables.

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

(In thousands)
Balance, December 29, 2021	$19,896
Fees received from franchisees	3,435
Acquired deferred franchise revenue	992
Revenue recognized, net (1)	(3,572)
Balance, December 28, 2022	20,751
Less current portion included in other current liabilities	2,258
Deferred franchise revenue included in other noncurrent liabilities	$18,493

(1) Of this amount $2.5 million was included in the deferred franchise revenue balance as of December 29, 2021.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.The components of the change in contract assets are as follows:

(In thousands)
Balance, December 29, 2021	$—
Franchisee deferred costs	5,953
Contract asset amortization	(592)
Balance, December 28, 2022	5,361
Less current portion included in other current assets	580
Contract assets included in other noncurrent assets	$4,781

During 2021 and 2022, the Company purchased equipment related to a kitchen modernization program for franchise restaurants. We bill our franchisees and recognize revenue when the related equipment is installed, less a total of approximately $5.7 million contributed from the Company, which has been deferred as contract assets and included as a component of franchisee deferred costs in the table above. We recognized $19.1 million and $0.4 million of revenue related to the sale of kitchen equipment to franchisees during the years ended December 28, 2022 and December 29, 2021, respectively. As of December 28, 2022, we had approximately $3.6 million in inventory and $6.6 million in receivables related to the kitchen equipment rollout. As of December 29, 2021, we had approximately $3.7 million in inventory and $0.4 million in receivables related to the kitchen equipment rollout.

As of December 28, 2022, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
2023	$1,678
2024	1,655
2025	1,618
2026	1,540
2027	1,454
Thereafter	7,445
Deferred franchise revenue, net	$15,390

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to customers. The balance of deferred gift card liabilities as of December 28, 2022 and December 29, 2021 was $7.7 million and $7.2 million, respectively. During the year ended December 28, 2022, we recognized revenue of $0.5 million from gift card redemptions at company restaurants.

Note 12.     Employee Benefit Plans

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

We made total contributions of $1.7 million, $1.5 million and $1.5 million for 2022, 2021 and 2020, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 28, 2022	December 29, 2021
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,219	$2,298
Interest cost	36	26
Actuarial (gain) loss	(261)	46
Benefits paid	(151)	(151)
Settlements	(237)	—
Benefit obligation at end of year	$1,606	$2,219
Accumulated benefit obligation	$1,606	$2,219
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	388	151
Benefits paid	(151)	(151)
Settlements	(237)	—
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(1,606)	$(2,219)
Amounts recognized on the balance sheet:
Other current liabilities	$(972)	$(944)
Other noncurrent liabilities	(634)	(1,275)
Net amount recognized	$(1,606)	$(2,219)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(516)	$(974)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss, net:
Benefit obligation actuarial gain (loss)	$261	$(46)
Amortization of net loss	123	159
Settlement loss recognized	74	—
Other comprehensive income	$458	$113

The components of net periodic benefit cost, which are included in general and administrative expenses in our Consolidated Statements of Operations, were as follows:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Interest cost	$36	$26	$41
Amortization of net loss	123	159	89
Settlement loss recognized	74	—	95
Net periodic benefit cost	$233	$185	$225

Assumptions

The discount rates used to determine the benefit obligations as of December 28, 2022 and December 29, 2021 were 5.26% and 1.99%, respectively. The discount rates used to determine net period pension costs for 2022, 2021 and 2020 were 1.99%, 1.34% and 2.56%, respectively.

In determining the discount rates, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments. We use a yield curve based on high quality, long-term corporate bonds to calculate the single equivalent discount rate that results in the same present value as the sum of each of the plan’s estimated benefit payments discounted at their respective spot rates.

Contributions and Expected Future Benefit Payments

We made contributions of $0.4 million and $0.2 million to our defined benefit plans during the years ended December 28, 2022 and December 29, 2021, respectively. We expect to contribute $1.0 million to our defined benefit plans during 2023.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2028 through 2032 are as follows:

Defined Benefit Plans
(In thousands)
2023	$972
2024	144
2025	121
2026	119
2027	91
2028 through 2032	314

Note 13.     Share-Based Compensation

Share-Based Compensation Plans

The Denny’s Corporation 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 28, 2022, there were 3.0 million shares available for grant under the 2021 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2021 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with Nasdaq Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income (loss) was as follows:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Employee share awards	$10,470	$12,708	$7,104
Restricted stock units for board members	930	894	844
Total share-based compensation	$11,400	$13,602	$7,948

The income tax benefits recognized as a component of the provision for (benefit from) income taxes in our Consolidated Statements of Operations related to share-based compensation expense were approximately $2.9 million, $3.4 million and $2.0 million during the years ended December 28, 2022, December 29, 2021 and December 30, 2020, respectively.

Employee Share Awards

Employee share awards consist of performance share units (“PSUs”) and restricted stock units ("RSUs") (which are equity classified). The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the employee share awards activity during the year ended December 28, 2022:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	2,076	$15.57
Granted	1,065	$16.22
Converted	(1,415)	$12.33
Forfeited	(429)	$19.62
Outstanding, end of year	1,297	$18.30
Convertible, end of year	159	$15.38

During the year ended December 28, 2022, we granted certain employees approximately 0.3 million performance share units ("PSUs") with a weighted average grant date fair value of $21.05 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and approximately 0.3 million PSUs with a weighted average grant date fair value of $14.12 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 30, 2021 and ending December 25, 2024. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award).

We also granted certain employees approximately 0.4 million RSUs with a weighted average grant date fair value of $14.08 per share. The RSUs generally vest evenly over the three year period ending December 25, 2024, and are paid annually.

For 2022, 2021 and 2020, the weighted average grant date fair value of awards granted was $16.22, $21.83 and $10.47, respectively.

The following table presents the weighted-average assumptions used in the Monte Carlo simulations to determine the fair value of PSU awards at the grant date, along with the related weighted-average grant date fair value of PSU awards:

	December 28, 2022	December 29, 2021	December 30, 2020
Risk-free interest rate	1.96%	0.18%	0.16%
Expected term (in years)	2.8	3.0	1.25
Expected volatility	66.0%	64.9%	59.5%
Expected dividend yield	0.0%	0.0%	0.0%
Grant date fair value per unit	$21.05	$24.74	$8.24

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

We made payments of $0.4 million, $0.2 million and $0.4 million during 2022, 2021 and 2020, respectively, related to converted performance and restricted share units. Payments relate to the payment of payroll taxes. The fair value of units converted was $13.8 million, $4.3 million and $12.0 million during 2022, 2021 and 2020, respectively. As of December 28, 2022, we had $9.7 million of unrecognized compensation cost related to unvested employee share awards, which is expected to be recognized over a weighted average of 1.7 years.

Restricted Stock Units for Board Members

During the year ended December 28, 2022, we granted approximately 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $9.93 per unit to non-employee members of our Board. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board), upon termination as a member of our Board or in three equal annual installments commencing after termination of service as a member of our Board. During the year ended December 28, 2022, less than 0.1 million restricted stock units were converted into shares of common stock.

There were 0.8 million and 0.8 million RSUs outstanding as of December 28, 2022 and December 29, 2021, respectively. As of December 28, 2022, we had approximately $0.4 million of unrecognized compensation cost related to all unvested RSU awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2022, 2021 or 2020. There were no stock options outstanding at December 28, 2022, and there were no stock options exercised for the year ended December 28, 2022. The total intrinsic value of the options exercised was $0.3 million and $0.8 million during the years ended December 29, 2021 and December 30, 2020, respectively.

Note 14.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consists of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Gains on sales of assets and other, net	$(3,378)	$(47,822)	$(4,678)
Restructuring charges and exit costs	1,410	1,275	2,403
Impairment charges	963	442	4,083
Operating (gains), losses and other charges, net	$(1,005)	$(46,105)	$1,808

Gains on sales of assets and other, net of $3.4 million for the year ended December 28, 2022 were primarily related to the sales of two parcels of real estate. Gains on sales of assets and other, net of $47.8 million for the year ended December 29, 2021 were primarily related to the sales of three parcels of real estate. Gains on sales of assets and other, net of $4.7 million for the year ended December 30, 2020 were primarily related to the sales of parcels of real estate.
Restructuring charges and exit costs consists of the following:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Exit costs	$86	$323	$204
Severance and other restructuring charges	1,324	952	2,199
Total restructuring charges and exit costs	$1,410	$1,275	$2,403

Exit costs primarily consists of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 9.

Severance and other restructuring charges for the year ended December 28, 2022 primarily consist of severance costs. Severance and other restructuring charges for the year ended December 29, 2021 were primarily related to the relocation of certain support functions to our support center in the Dallas, Texas area. Severance and other restructuring charges for the year ended December 30, 2020 were primarily related to positions eliminated as a cost reduction effort in response to the COVID-19 pandemic. As of December 28, 2022 and December 29, 2021, we had accrued severance and other restructuring charges of $0.7 million and $0.1 million, respectively. The balance as of December 28, 2022 is expected to be paid during the next 12 months.

We recorded impairment charges of $1.0 million for the year ended December 28, 2022 primarily resulting from underperforming units. The $1.0 million included $0.6 million related to property, $0.3 million related to operating lease ROU assets, and less than $0.1 million related to finance lease ROU assets. We recorded impairment charges of $0.4 million for the year ended December 29, 2021 primarily resulting from an underperforming unit. The $0.4 million included $0.3 million related to property, $0.1 million related to finance lease ROU assets, and less than $0.1 million related to operating lease ROU assets. We recorded impairment charges of $4.1 million for the year ended December 30, 2020 resulting from the impacts of the COVID-19 pandemic. The $4.1 million included $2.4 million related to property, $1.6 million related to operating lease ROU assets, $0.1 million related to reacquired franchise rights and less than $0.1 million related to finance lease ROU assets.

Note 15.     Income Taxes

The provisions for (benefits from) income taxes were as follows:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Current:
Federal	$6,128	$12,997	$(3,497)
State and local	2,160	3,105	(109)
Foreign	1,152	862	667
Deferred:
Federal	11,043	6,826	393
State and local	3,689	7,271	3,588
Increase (decrease) of valuation allowance	546	(5,031)	(3,041)
Total provision for (benefit from) income taxes	$24,718	$26,030	$(1,999)

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 28, 2022	December 29, 2021	December 30, 2020
Statutory provision rate	21%	21%	21%
State, foreign and local taxes, net of federal income tax benefit	6	5	(11)
Change in state valuation allowance	—	(1)	(1)
General business credits generated	(1)	(2)	9
Foreign tax credits generated	(1)	1	2
Carryback of net operating loss rate differential	—	—	12
Section 162(m) and share-based compensation	—	1	(11)
Insurance premiums	—	—	5
Other	—	—	2
Effective tax rate	25%	25%	28%

For 2022, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits.

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

	December 28, 2022	December 29, 2021
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$2,094	$2,594
Finance lease liabilities	1,230	1,281
Operating lease liabilities	33,028	35,545
Accrued exit costs	21	19
Interest rate swaps	—	13,221
Pension, other retirement and compensation plans	11,239	11,259
Deferred income	4,396	4,675
Other accruals	918	—
General business and foreign tax credit carryforwards - state and federal	2,387	2,218
Net operating loss carryforwards - state	1,157	1,429
Total deferred tax assets before valuation allowance	56,470	72,241
Less: valuation allowance	(2,738)	(2,192)
Total deferred tax assets	53,732	70,049
Deferred tax liabilities:
Intangible assets	(15,706)	(14,874)
Contract assets	(1,360)	—
Deferred finance costs	(250)	(313)
Operating lease right-of-use assets	(29,822)	(32,198)
Fixed assets	(9,291)	(10,134)
Interest rate swaps	(4,722)	—
Other accruals	—	(1,028)
Total deferred tax liabilities	(61,151)	(58,547)
Net deferred tax asset (liability)	$(7,419)	$11,502

The Company’s state net operating loss tax asset of approximately $1.2 million includes $0.9 million related to Pennsylvania and South Carolina.
Of the $2.7 million valuation allowance, $0.6 million relates to Pennsylvania and South Carolina net operating loss carryforwards, $1.2 million relates to California enterprise zone credits and $0.9 million relates to foreign tax credit carryforwards, all of which may never be utilized, prior to their expiration.
It is more likely than not that we will be able to utilize all of our existing temporary differences and most of our remaining state tax net operating losses and state credit tax carryforwards, net of existing valuation allowance, prior to their expiration.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 28, 2022	December 29, 2021
	(In thousands)
Balance, beginning of year	$1,047	$1,047
Decreases related to prior year tax positions	(178)	—
Balance, end of year	$869	$1,047

There was no interest expense associated with unrecognized tax benefits for the years ended December 28, 2022 and December 29, 2021.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. We remain subject to examination for U.S. federal taxes for 2019-2022, and in the following major state jurisdictions: California (2017-2022), Florida (2019-2022) and Texas (2018-2022).

Note 16. Other CARES Act Provisions

The CARES Act allowed eligible employers to claim employee retention tax credits (“ERTC”) for qualified wages paid after March 12, 2020 and before January 1, 2021. The ERTC was extended to June 30, 2021 under the passage of the Taxpayer Certainty and Disaster Relief Act of 2020 (“ACT”) which was signed into law on December 27, 2020. We qualified for credits under the provisions of the CARES Act for the entire period subsequent to March 12, 2020 through January 1, 2021 and for the entire period subsequent to January 1, 2021 through June 30, 2021.

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

Note 17. Net Income (Loss) Per Share

The amounts used for the basic and diluted net income (loss) per share calculations are summarized below:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands, except per share amounts)
Net income (loss)	$74,712	$78,073	$(5,116)

Weighted average shares outstanding - basic	60,771	65,171	60,812
Effect of dilutive share-based compensation awards	108	402	—
Weighted average shares outstanding - diluted	60,879	65,573	60,812

Net income (loss) per share - basic	$1.23	$1.20	$(0.08)
Net income (loss) per share - diluted	$1.23	$1.19	$(0.08)

Anti-dilutive share-based compensation awards(1)	709	420	1,682

(1) For the year ended December 30, 2020, share-based compensation awards have been omitted from the calculations because they have an anti-dilutive effect on loss per share.

Note 18.     Shareholders’ Equity

Share Repurchases

Our credit facility permits the repurchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Our Board of Directors approves share repurchases of our common stock. Under these authorizations, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. Currently, we are operating under a $250 million share repurchase authorization approved by the Board of Directors in December 2019. During 2017, the Board approved a share repurchase programs for $200 million of our common stock.

During the quarter ended March 25, 2020, we suspended share repurchases as of February 27, 2020 and terminated our previously approved Rule 10b5-1 Repurchase Plan effective March 16, 2020 in light of uncertain market conditions arising from the COVID-19 pandemic. Prior to refinancing our old credit facility in the third quarter of 2021, share repurchase restrictions were in place. As a result of refinancing our credit facility in the third quarter of 2021, we were able to resume our share repurchase program.

During 2022, we repurchased a total of 6.3 million shares of our common stock for approximately $64.9 million. During 2021, we repurchased a total of 2.0 million shares of our common stock for approximately $30.6 million. During 2020, we repurchased a total of 1.7 million shares of our common stock for approximately $34.2 million, thus completing the 2017 repurchase program.

Repurchased shares as of December 28, 2022 and December 29, 2021, are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

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

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2019	$(781)	$(33,179)	$(33,960)
Benefit obligation actuarial loss	(448)	—	(448)
Amortization of net loss (1)	89	—	89
Settlement loss recognized	95	—	95
Changes in the fair value of cash flow derivatives	—	(46,910)	(46,910)
Reclassification of cash flow derivatives to interest expense, net (2)	—	3,160	3,160
Reclassification of loss related to dedesignation of derivatives to other nonoperating expense (income)(3)	—	7,354	7,354
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	783	783
Income tax benefit	67	9,365	9,432
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Benefit obligation actuarial loss	(46)	—	(46)
Amortization of net loss (1)	159	—	159
Changes in the fair value of cash flow derivatives	—	4,275	4,275
Reclassification of cash flow derivatives to interest expense, net (2)	—	4,023	4,023
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	166	166
Income tax expense	(35)	(2,607)	(2,642)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Benefit obligation actuarial gain	261	—	261
Amortization of net loss (1)	123	—	123
Settlement loss recognized	74	—	74
Changes in the fair value of cash flow derivatives	—	13,619	13,619
Reclassification of cash flow derivatives to interest expense, net (2)	—	1,310	1,310
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net (3)	—	29	29
Income tax expense	(113)	(3,530)	(3,643)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)

(1)    Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations. See Note 12 for additional details.
(2)    Amounts reclassified from accumulated other comprehensive loss into income represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Consolidated Statements of Operations. We expect to receive payments from the counterparty and reclassify approximately $3.3 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.
(3)     During the quarter ended June 24, 2020, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps. As a result, we reclassified approximately $7.4 million of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations related to the portion of forecasted transaction no longer considered probable of occurring. The remaining losses related to the 2018 Swaps will continue to be included in accumulated other comprehensive loss, net and will be amortized as a component of interest expense, net in our Consolidated Statements of Operations over the remaining term of the 2018 Swaps. We expect to amortize less than $0.3 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

Note 19.     Commitments and Contingencies

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
Purchase Obligations

We have commitments related to company and franchised restaurants under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 28, 2022 consist of the following:

(In thousands)
Less than 1 year	$216,740
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$216,740

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice.

Note 20.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
	(In thousands)
Income taxes paid, net	$9,296	$9,942	$6
Interest paid	$12,939	$14,159	$15,889

Noncash investing and financing activities:
Receipt of real estate receivable	$3,000	$—	$—
Accrued purchase of property	$283	$231	$133
Issuance of common stock, pursuant to share-based compensation plans	$9,547	$3,087	$7,949
Execution of finance leases	$537	$998	$142
Treasury stock payable	$542	$633	$—

Note 21. Segment Information

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Our Keke’s operating segment, which includes the results of all company and franchise restaurants, is included in Other.

The primary sources of revenues for all operating segments are the sale of food and beverages at our company restaurants and the collection of royalties, advertising revenue, initial and other fees, including occupancy revenue, from restaurants operated by our franchisees. We do not rely on any major customer as a source of sales and the customers and assets of all operating segments are located predominantly in the United States. There are no material transactions between segments.

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following three items: general and administrative expenses, depreciation and amortization, and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance and a more relevant comparison to prior period results. Restaurant-level operating margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to operating income:

	Fiscal Year Ended
	December 28, 2022	December 29, 2021	December 30, 2020
Revenues by operating segment:	(In thousands)
Denny’s	$447,687	$398,174	$288,605
Other	8,742	—	—
Total operating revenue	$456,429	$398,174	$288,605

Segment income:
Denny’s	$138,555	$142,102	$79,688
Other	3,089	—	—
Total restaurant-level operating margin	$141,644	$142,102	$79,688

General and administrative expenses	$67,173	$68,686	$55,040
Depreciation and amortization	14,862	15,446	16,161
Operating (gains), losses and other charges, net	(1,005)	(46,105)	1,808
Total other operating expenses	81,030	38,027	73,009
Operating income	60,614	104,075	6,679
Interest expense, net	13,769	15,148	17,965
Other nonoperating income, net	(52,585)	(15,176)	(4,171)
Net income (loss) before income taxes	99,430	104,103	(7,115)
Provision for (benefit from) income taxes	24,718	26,030	(1,999)
Net income (loss)	$74,712	$78,073	$(5,116)

	Fiscal Year Ended
	December 28, 2022	December 29, 2021
Segment assets:	(In thousands)
Denny’s	$394,051	$422,852
Other	104,284	12,675
Total assets	$498,335	$435,527

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2023

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelli F. Valade	Chief Executive Officer and Director	February 27, 2023
(Kelli F. Valade)	(Principal Executive Officer)

/s/ Robert P. Verostek	Executive Vice President and Chief Financial Officer	February 27, 2023
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 27, 2023
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 27, 2023
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 27, 2023
(Bernadette S. Aulestia)

/s/ Olu Beck	Director	February 27, 2023
(Olu Beck)

/s/ Gregg R. Dedrick	Director	February 27, 2023
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 27, 2023
(José M. Gutiérrez)

/s/ John C. Miller	Director	February 27, 2023
(John C. Miller)

/s/ Donald C. Robinson	Director	February 27, 2023
(Donald C. Robinson)

/s/ Laysha Ward	Director	February 27, 2023
(Laysha Ward)

/s/ F. Mark Wolfinger	Director	February 27, 2023
(F. Mark Wolfinger)