Form 10-Q
period 2023-03-29
DENNY'S Corp
filed 2023-05-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2023
or
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
Yes ☐   No  ☒

As of April 27, 2023, 56,043,779 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 29, 2023	December 28, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$8,895	$3,523
Investments	3,051	1,746
Receivables, net	23,443	25,576
Inventories	3,253	5,538
Assets held for sale	2,312	1,403
Prepaid and other current assets	9,877	12,529
Total current assets	50,831	50,315
Property, net of accumulated depreciation of $155,429 and $153,334, respectively	92,205	94,469
Finance lease right-of-use assets, net of accumulated amortization of $10,194 and $9,847, respectively	6,117	6,499
Operating lease right-of-use assets, net	123,013	126,065
Goodwill	72,142	72,740
Intangible assets, net	94,622	95,034
Deferred financing costs, net	2,179	2,337
Other noncurrent assets	39,338	50,876
Total assets	$480,447	$498,335
Liabilities
Current liabilities:
Current finance lease liabilities	$1,514	$1,683
Current operating lease liabilities	15,230	15,310
Accounts payable	18,251	19,896
Other current liabilities	50,407	56,762
Total current liabilities	85,402	93,651
Long-term liabilities:
Long-term debt	264,000	261,500
Noncurrent finance lease liabilities	9,237	9,555
Noncurrent operating lease liabilities	120,140	123,404
Liability for insurance claims, less current portion	7,138	7,324
Deferred income taxes, net	7,673	7,419
Other noncurrent liabilities	31,859	32,598
Total long-term liabilities	440,047	441,800
Total liabilities	525,449	535,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 29, 2023: 65,468 shares issued and 56,392 outstanding; December 28, 2022: 64,998 shares issued and 56,728 shares outstanding	$655	$650
Paid-in capital	142,258	142,136
Deficit	(41,132)	(41,729)
Accumulated other comprehensive loss, net	(42,340)	(42,697)
Treasury stock, at cost, 9,076 and 8,270 shares, respectively	(104,443)	(95,476)
Total shareholders' deficit	(45,002)	(37,116)
Total liabilities and shareholders' deficit	$480,447	$498,335
See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$53,452	$43,976
Franchise and license revenue	64,019	59,131
Total operating revenue	117,471	103,107
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	14,039	11,244
Payroll and benefits	20,240	17,086
Occupancy	4,094	3,240
Other operating expenses	8,119	7,055
Total costs of company restaurant sales, excluding depreciation and amortization	46,492	38,625
Costs of franchise and license revenue, excluding depreciation and amortization	32,387	30,669
General and administrative expenses	20,118	16,958
Depreciation and amortization	3,656	3,548
Operating (gains), losses and other charges, net	(1,329)	—
Total operating costs and expenses, net	101,324	89,800
Operating income	16,147	13,307
Interest expense, net	4,505	2,960
Other nonoperating expense (income), net	10,093	(19,615)
Income before income taxes	1,549	29,962
Provision for income taxes	952	8,107
Net income	$597	$21,855

Net income per share - basic	$0.01	$0.35
Net income per share - diluted	$0.01	$0.34

Basic weighted average shares outstanding	57,638	63,343
Diluted weighted average shares outstanding	57,840	63,580

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Net income	$597	$21,855
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $22 and $8, respectively	67	24
Changes in the fair value of cash flow hedges, net of tax of $321 and $1,673, respectively	942	5,015
Reclassification of cash flow hedges to interest expense, net of tax of $(236) and $248, respectively	(694)	742
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $14 and $0, respectively	42	—
Other comprehensive income	357	5,781
Total comprehensive income	$954	$27,636

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended March 29, 2023 and March 30, 2022
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	(37,116)
Net income	—	—	—	—	—	597	—	597
Other comprehensive income	—	—	—	—	—	—	357	357
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	127	—	—	127
Purchase of treasury stock	—	—	(806)	(8,967)	—	—	—	(8,967)
Issuance of common stock for share-based compensation	470	5	—	—	(5)	—	—	—
Balance, March 29, 2023	65,468	$655	(9,076)	$(104,443)	$142,258	$(41,132)	$(42,340)	$(45,002)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	21,855	—	21,855
Other comprehensive income	—	—	—	—	—	—	5,781	5,781
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,739	—	—	1,739
Purchase of treasury stock	—	—	(754)	(11,865)	—	—	—	(11,865)
Issuance of common stock for share-based compensation	257	3	—	—	(3)	—	—	—
Balance, March 30, 2022	64,457	$645	(2,744)	$(42,457)	$137,332	$(94,586)	$(48,689)	$(47,755)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$597	$21,855
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	3,656	3,548
Operating (gains), losses and other charges, net	(1,329)	—
Losses (gains) and amortization on interest rate swaps, net	10,662	(20,253)
Amortization of deferred financing costs	159	158
Losses (gains) on investments	(5)	65
Gains on early termination of debt and leases	—	24
Deferred income tax expense	133	4,436
Share-based compensation expense	3,094	4,015
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	1,814	(3,567)
Inventories	2,284	(4,768)
Prepaids and other current assets	2,652	3,451
Other noncurrent assets	1,119	4,085
Operating lease assets and liabilities	(246)	(244)
Accounts payable	(1,131)	(2,405)
Other accrued liabilities	(6,534)	(14,964)
Other noncurrent liabilities	(772)	(2,500)
Net cash flows provided by (used in) operating activities	16,153	(7,064)
Cash flows from investing activities:
Capital expenditures	(1,304)	(2,778)
Proceeds from sales of restaurants, real estate and other assets	1,715	108
Investment purchases	(1,300)	(1,200)
Collections on notes receivable	320	67
Net cash flows used in investing activities	(569)	(3,803)
Cash flows from financing activities:
Revolver borrowings	35,000	13,825
Revolver payments	(32,500)	(12,325)
Repayments of finance leases	(506)	(503)
Tax withholding on share-based payments	(2,846)	(2,165)
Purchase of treasury stock	(9,041)	(12,498)
Net bank overdrafts	(319)	—
Net cash flows used in financing activities	(10,212)	(13,666)
Increase (decrease) in cash and cash equivalents	5,372	(24,533)
Cash and cash equivalents at beginning of period	3,523	30,624
Cash and cash equivalents at end of period	$8,895	$6,091

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of March 29, 2023, the Company consisted of 1,648 restaurants, 1,574 of which were franchised/licensed restaurants and 74 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. As of March 29, 2023, the Denny's brand consisted of 1,594 restaurants, 1,528 of which were franchised/licensed restaurants and 66 of which were company operated. At March 29, 2023, the Keke's brand consisted of 54 restaurants, 46 of which were franchised restaurants and eight of which were company operated.

Through the current quarter ended March 29, 2023, many Denny’s restaurants have not returned to full operating hours, since closing or reducing hours in 2020 due to the COVID-19 pandemic, particularly at the late night daypart. Additionally, our restaurant operations have been negatively impacted by a tight labor market and inflated commodity costs. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants.

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

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended December 28, 2022 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 28, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 27, 2023. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

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

Note 3.     Receivables

Receivables consisted of the following:

	March 29, 2023	December 28, 2022
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$14,863	$13,314
Other receivables from franchisees	4,469	6,731
Vendor receivables	2,070	3,466
Credit card receivables	707	896
Other	1,621	1,545
Allowance for doubtful accounts	(287)	(376)
Total receivables, net	$23,443	$25,576

Note 4.    Goodwill and Intangible Assets

The following tables reflect the changes in carrying amounts of goodwill and goodwill by segment:

		March 29, 2023
		(In thousands)
Balance, beginning of year		$72,740
Reclassifications to assets held for sale		(598)
Balance, end of period		$72,142

	March 29, 2023	December 28, 2022
	(In thousands)
Goodwill by segment
Denny’s	$37,527	$37,527
Other	34,615	35,213
Total goodwill	$72,142	$72,740

Intangible assets consisted of the following:

	March 29, 2023		December 28, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	10,489	5,947	10,489	5,697
Franchise agreements	10,700	427	10,700	265
Intangible assets, net	$100,996	$6,374	$100,996	$5,962

Amortization expense for intangible assets with definite lives totaled $0.4 million and $0.3 million for the quarters ended March 29, 2023 and March 30, 2022, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 29, 2023	December 28, 2022
	(In thousands)
Accrued payroll	$13,546	$17,903
Current portion of liability for insurance claims	3,415	3,492
Accrued taxes	4,035	4,452
Accrued advertising	5,820	6,069
Gift cards	6,286	7,675
Accrued legal settlements	5,538	5,446
Other	11,767	11,725
Other current liabilities	$50,407	$56,762

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 29, 2023:
Deferred compensation plan investments (1)	$10,742	$10,742	$—	$—
Interest rate swaps (2)	7,988	—	7,988	—
Investments (3)	3,051	—	3,051	—
Total	$21,781	$10,742	$11,039	$—

Fair value measurements as of December 28, 2022:
Deferred compensation plan investments (1)	$10,818	$10,818	$—	$—
Interest rate swaps (2)	20,047	—	20,047	—
Investments (3)	1,746	—	1,746	—
Total	$32,611	$10,818	$21,793	$—

(1)    The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments and are included in other noncurrent assets in our Consolidated Balance Sheets.
(2)    The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 7.
(3)    The fair values of our investments are valued using a readily determinable net asset value per share based on the fair value of the underlying securities. There are no significant redemption restrictions associated with these investments.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 2)	Impairment Charges
	(In thousands)
Fair value measurements for the year-to-date period ended March 29, 2023:
Assets held for sale (1)	$100	$129

(1)As of March 29, 2023, assets held for sale were written down to their estimated fair value. The fair value of assets held for sale is based on Level 2 inputs, which include anticipated sales agreements.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets, goodwill and intangible assets. During the quarter ended March 29, 2023, we recognized impairment charges of $0.1 million related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The maturity date for the credit facility is August 26, 2026. The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The credit facility contains provisions specifying alternative interest rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. Subsequent to March 29, 2023, the credit facility was amended to change the benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR. See Note 17.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 29, 2023.

As of March 29, 2023, we had outstanding revolver loans of $264.0 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $123.7 million as of March 29, 2023 under the credit facility.

As of March 29, 2023, borrowings under the credit facility bore interest at a rate of LIBOR plus 2.25%, and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.90% and 6.37% as of March 29, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.34% and 5.31% as of March 29, 2023 and December 28, 2022, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 29, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,969	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,926	2.46%
February 15, 2018	March 31, 2020	December 31, 2033	$26,000	(1)	$2,093	3.19%
Total			$196,000		$7,988

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. We received $1.5 million of cash as a result of the termination which is recorded as a component of operating activities in our Consolidated Statements of Cash Flow for the quarter end March 29, 2023.

In addition, during the quarter, we designated the remaining 2018 Swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable rate interest payments due on forecasted notional amounts. The fair value of $0.4 million related to the 2018 Swaps at the date of designation will be amortized into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarter ended March 29, 2023, we amortized less than $0.1 million of designation date fair value to interest expense, net related to the designation of the 2018 Swaps. At March 29, 2023, $0.3 million of designation date fair value was included in accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Deficit. We expect to amortize $0.1 million of the designation date fair value to interest expense, net in our Consolidated Statements of Operations during the next 12 months.

See Previously Dedesignated Interest Rate Swaps below for information on the 2018 Swaps prior to their designation as cash flow hedges.

Interest Rate Swaps Designated as Cash Flow Hedges

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of other comprehensive income (loss). The interest rate swaps entered into in 2015 and 2018 are designated as cash flow hedges with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net.

As of March 29, 2023, the fair value of the swaps designated as cash flow hedges was an asset of $8.0 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify $4.9 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

Previously Dedesignated Interest Rate Swaps

During the year ended December 30, 2020, we determined that a portion of the underlying cash flows related to our 2018 Swaps were no longer probable of occurring over the term of the interest rate swaps. Accordingly, we dedesignated the cash flow relationship and discontinued hedge accounting treatment for the 2018 Swaps in 2020. As a result, we reclassified a portion of losses from accumulated other comprehensive loss, net to other nonoperating expense (income), net in our Consolidated Statements of Operations and began amortizing the remaining amounts of unrealized losses related to the 2018 Swaps from accumulated other comprehensive loss, net into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the 2018 Swaps. For the quarters ended March 29, 2023 and March 30, 2022, unrealized losses of less than $0.1 million were reclassified to interest expense, net related to the dedesignated 2018 Swaps. At March 29, 2023, $64.1 million (before taxes) of unrealized losses remained in accumulated other comprehensive loss, net. These amounts will continue to amortize from accumulated other comprehensive loss, net subsequent to the redesignation of the 2018 Swaps. See Termination and Designation of Certain Interest Rate Swaps above. We expect to amortize $0.3 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

As a result of the dedesignated cash flow relationship related to the 2018 Swaps, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations for the periods prior to their designation as cash flow hedges during the quarter ended March 29, 2023. See Termination and Designation of Certain Interest Rate Swaps above. For the quarter ended March 29, 2023, we recorded expense of $10.6 million, and for the quarter ended March 30, 2022, we recorded income of $20.3 million, as a component of other nonoperating expense (income), net related to the 2018 Swaps resulting from changes in fair value.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Company restaurant sales	$53,452	$43,976
Franchise and license revenue:
Royalties	30,027	26,525
Advertising revenue	19,668	18,206
Initial and other fees	4,990	4,507
Occupancy revenue	9,334	9,893
Franchise and license revenue	64,019	59,131
Total operating revenue	$117,471	$103,107

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Operating lease revenue	$6,871	$7,418
Variable lease revenue	2,463	2,475
Total occupancy revenue	$9,334	$9,893

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 28, 2022	$20,751
Fees received from franchisees	455
Revenue recognized (1)	(745)
Balance, March 29, 2023	20,461
Less current portion included in other current liabilities	2,210
Deferred franchise revenue included in other noncurrent liabilities	$18,251
(1)    Of this amount $0.7 million was included in the deferred franchise revenue balance as of December 28, 2022.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 28, 2022	$5,361
Franchisee deferred costs	942
Contract asset amortization	(291)
Balance, March 29, 2023	6,012
Less current portion included in other current assets	839
Contract assets included in other noncurrent assets	$5,173

During 2021, 2022 and 2023, the Company purchased equipment related to a kitchen modernization program for franchise restaurants. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $2.2 million of revenue related to the sale of kitchen equipment to franchisees during the quarters ended March 29, 2023 and March 30, 2022, respectively. As of March 29, 2023, we had $1.3 million in inventory and $4.7 million in receivables related to the kitchen equipment rollout. As of December 28, 2022, we had $3.6 million in inventory and $6.6 million in receivables related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 29, 2023 and December 28, 2022 was $6.3 million and $7.7 million, respectively. During the quarter ended March 29, 2023, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Gains on sales of assets and other, net	$(1,522)	$(146)
Restructuring charges and exit costs	64	146
Impairment charges	129	—
Operating (gains), losses and other charges, net	$(1,329)	$—

We recorded impairment charges of $0.1 million related to property during the quarter ended March 29, 2023, resulting from assets being classified as held for sale. As of March 29, 2023, we had recorded assets held for sale at the lesser of carrying value or fair value amount of $2.3 million (consisting of property of $1.4 million, goodwill of $0.6 million and other assets of $0.3 million) related to three parcels of real estate and three Keke's restaurants. As of December 28, 2022, we had recorded assets held for sale at their carrying amount of $1.4 million (consisting of property of $1.1 million and other assets of $0.3 million) related to four parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Exit costs	$—	$12
Severance and other restructuring charges	64	134
Total restructuring charges and exit costs	$64	$146

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of March 29, 2023 and December 28, 2022, we had accrued severance and other restructuring charges of $0.4 million and $0.7 million, respectively. The balance as of March 29, 2023 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Employee share awards	$2,847	$3,794
Restricted stock units for board members	247	221
Total share-based compensation	$3,094	$4,015

Employee Share Awards

During the quarter ended March 29, 2023, we granted certain employees 0.3 million performance share units ("PSUs") with a weighted average grant date fair value of $18.36 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million PSUs with a weighted average grant date fair value of $11.92 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 29, 2022 and ending December 31, 2025. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award). We recognize compensation cost associated with 0.5 million of these PSU awards over the entire performance period on a straight-line basis, with compensation cost for the remaining 0.1 million PSU awards recognized on a graded-vesting basis due to the accelerated vesting terms for certain retirement eligible individuals.

During the quarter ended March 29, 2023, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $11.85 per share. These RSUs generally vest evenly over the three year fiscal period beginning December 29, 2022 and ending December 31, 2025. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the quarter ended March 29, 2023, we issued 0.5 million shares of common stock related to vested PSUs and RSUs. In addition, 0.3 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of March 29, 2023, we had $24.1 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.3 years.

Restricted Stock Units for Board Members

As of March 29, 2023, we had $0.1 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.1 years.

Note 11.     Income Taxes

The effective income tax rate was 61.5% for the quarter ended March 29, 2023, compared to 27.1% for the prior year period. The effective income tax rate for the quarter ended March 29, 2023 included a 36.6% discrete item relating to share-based compensation.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands, except per share amounts)
Net income	$597	$21,855

Weighted average shares outstanding - basic	57,638	63,343
Effect of dilutive share-based compensation awards	202	237
Weighted average shares outstanding - diluted	57,840	63,580

Net income per share - basic	$0.01	$0.35
Net income per share - diluted	$0.01	$0.34

Anti-dilutive share-based compensation awards	807	829

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

During the quarter ended March 29, 2023, we repurchased a total of 0.8 million shares of our common stock for $9.0 million under the current authorization. This brings the total amount repurchased under the current authorization to $106.4 million, leaving $143.6 million that can be used to repurchase our common stock under this authorization as of March 29, 2023. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

As of March 29, 2023, 9.1 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)
Amortization of net loss (1)	89	—	89
Changes in the fair value of cash flow hedges	—	1,263	1,263
Reclassification of cash flow hedges to interest expense, net (2)	—	(930)	(930)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	56	56
Income tax expense related to items of other comprehensive income (loss)	(22)	(99)	(121)
Balance as of March 29, 2023	$(488)	$(41,852)	$(42,340)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statement of Operations during the quarter ended March 29, 2023.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statement of Operations represent payments either (received from) or made to the counterparty for the interest rate hedges. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Income taxes paid, net	$489	$449
Interest paid	$4,253	$2,849

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$5,257	$4,081
Execution of finance leases	$14	$133
Treasury stock payable	$468	$—

Note 16. Segment Information

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

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following three items: general and administrative expenses, depreciation and amortization, and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance. Restaurant-level operating margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to operating income:

	Quarter Ended
	March 29, 2023	March 30, 2022
Revenues by operating segment:	(In thousands)
Denny’s	$112,230	$103,107
Other	5,241	—
Total operating revenue	$117,471	$103,107

Segment income:
Denny’s	$36,640	$33,813
Other	1,952	—
Total restaurant-level operating margin	$38,592	$33,813

General and administrative expenses	$20,118	$16,958
Depreciation and amortization	3,656	3,548
Operating (gains), losses and other charges, net	(1,329)	—
Total other operating expenses	22,445	20,506
Operating income	16,147	13,307
Interest expense, net	4,505	2,960
Other nonoperating expense (income), net	10,093	(19,615)
Net income before income taxes	1,549	29,962
Provision for income taxes	952	8,107
Net income	$597	$21,855

	March 29, 2023	December 28, 2022
Segment assets:	(In thousands)
Denny’s	$377,616	$394,051
Other	102,831	104,284
Total assets	$480,447	$498,335

Note 17. Subsequent Event

On March 31, 2023, the Company entered into an amendment of its credit facility. The amendment transitions our credit facility benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR. The conversion to Adjusted Daily Simple SOFR is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: the evolving COVID-19 pandemic and related containment measures, including the potential for further operational disruption from government mandates affecting restaurants; economic, public health and political conditions that impact consumer confidence and spending, including COVID-19; commodity and labor inflation; the ability to effectively staff restaurants; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2022, this report on Form 10-Q and in the Company's subsequent quarterly reports on Form 10-Q.

Acquisition of Keke's

On July 20, 2022, the Company completed its acquisition of Keke's. At March 29, 2023, the Keke's brand consisted of 54 restaurants, 46 of which were franchised restaurants and eight of which were company operated. For further details, refer to Note 3 to our Consolidated Financial Statements in Part IV, Item 15 of our Form 10-K for the fiscal year ended December 28, 2022.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 29, 2023		March 30, 2022
	(In thousands)
Revenue:
Company restaurant sales	$53,452	45.5%	$43,976	42.7%
Franchise and license revenue	64,019	54.5%	59,131	57.3%
Total operating revenue	117,471	100.0%	103,107	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	14,039	26.3%	11,244	25.6%
Payroll and benefits	20,240	37.9%	17,086	38.9%
Occupancy	4,094	7.7%	3,240	7.4%
Other operating expenses	8,119	15.2%	7,055	16.0%
Total costs of company restaurant sales, excluding depreciation and amortization	46,492	87.0%	38,625	87.8%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	32,387	50.6%	30,669	51.9%
General and administrative expenses	20,118	17.1%	16,958	16.4%
Depreciation and amortization	3,656	3.1%	3,548	3.4%
Operating (gains), losses and other charges, net	(1,329)	(1.1)%	—	—%
Total operating costs and expenses, net	101,324	86.3%	89,800	87.1%
Operating income	16,147	13.7%	13,307	12.9%
Interest expense, net	4,505	3.8%	2,960	2.9%
Other nonoperating expense (income), net	10,093	8.6%	(19,615)	(19.0)%
Income before income taxes	1,549	1.3%	29,962	29.1%
Provision for income taxes	952	0.8%	8,107	7.9%
Net income	$597	0.5%	$21,855	21.2%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended
	March 29, 2023	March 30, 2022
	(Dollars in thousands)
Denny's
Company average unit sales	$762	$682
Franchise average unit sales	$452	$404
Company equivalent units (a)	65	64
Franchise equivalent units (a)	1,529	1,572
Company same-store sales increase vs. prior year (b)(c)	11.4%	30.6%
Domestic franchise same-store sales increase vs. prior year (b)(c)	8.1%	22.8%

Keke's (d)
Company average unit sales	$466	$—
Franchise average unit sales	$491	$—
Company equivalent units (a)	8	—
Franchise equivalent units (a)	46	—

(a)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2023 comparable units.
(d)Same-store sales data for Keke's is not reported due to the acquisition being completed during the quarter ended September 28, 2022.

Unit Activity	Quarter Ended
	March 29, 2023	March 30, 2022
Denny's
Company restaurants, beginning of period	66	65
Units opened	—	—
Units closed	—	—
End of period	66	65

Franchised and licensed restaurants, beginning of period	1,536	1,575
Units opened	5	5
Units closed	(13)	(11)
End of period	1,528	1,569
Total restaurants, end of period	1,594	1,634

Keke's
Company restaurants, beginning of period	8	—
Units opened	—	—
Units closed	—	—
End of period	8	—

Franchised restaurants, beginning of period	46	—
Units opened	—	—
Units closed	—	—
End of period	46	—
Total restaurants, end of period	54	—

Company Restaurant Operations

Company restaurant sales increased $9.5 million, or 21.5%, for the quarter ended March 29, 2023 compared to the prior year period. The increase in sales was primarily driven by increases in Denny's guest check average resulting from price increases to partially offset inflationary costs. Denny's company same-store sales increased 11.4% for the current year quarter as compared to the prior year period. The increase in sales also includes $3.7 million in sales from Keke's during the quarter ended March 29, 2023.

Total costs of company restaurant sales as a percentage of company restaurant sales were 87.0% for the quarter ended March 29, 2023 compared to 87.8% for the prior year period.

Product costs as a percentage of company restaurant sales were 26.3% for the quarter ended March 29, 2023 compared to 25.6% for the prior year period, primarily due to increased commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.9% for the quarter ended March 29, 2023 compared to 38.9% in the prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of higher sales and a 0.6 percentage point decrease in incentive compensation. These decreases were offset by a 1.2 percentage point increase in workers’ compensation costs primarily resulting from positive claims development in the prior year period.

Occupancy costs as a percentage of company restaurant sales were 7.7% for the quarter ended March 29, 2023 compared to 7.4% in the prior year period. The increase as a percentage of sales was primarily due to a 0.4 percentage point increase in general liability costs primarily resulting from positive claims development in the prior year period.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 29, 2023		March 30, 2022
	(In thousands)
Utilities	$2,057	3.8%	$1,577	3.6%
Repairs and maintenance	889	1.7%	825	1.9%
Marketing	1,395	2.6%	1,207	2.7%
Legal settlements	109	0.2%	277	0.6%
Other direct costs	3,669	6.9%	3,169	7.2%
Other operating expenses	$8,119	15.2%	$7,055	16.0%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 29, 2023		March 30, 2022
	(In thousands)
Royalties	$30,027	46.9%	$26,525	44.9%
Advertising revenue	19,668	30.7%	18,206	30.8%
Initial and other fees	4,990	7.8%	4,507	7.6%
Occupancy revenue	9,334	14.6%	9,893	16.7%
Franchise and license revenue	$64,019	100.0%	$59,131	100.0%

Advertising costs	$19,668	30.7%	$18,206	30.8%
Occupancy costs	5,672	8.9%	6,377	10.8%
Other direct costs	7,047	11.0%	6,086	10.3%
Costs of franchise and license revenue	$32,387	50.6%	$30,669	51.9%

Franchise and license revenue increased $4.9 million, or 8.3%, for the quarter ended March 29, 2023 compared to the prior year period. Royalties increased $3.5 million, or 13.2%, for the current quarter compared to the prior year period. Denny's domestic franchise same-store sales increased 8.1% for the current year quarter as compared to the prior year period. The increase in royalties also includes $1.3 million from Keke's 46 franchised restaurants for the quarter ended March 29, 2023. These increases were partially offset by a 43 unit reduction in Denny's franchise equivalent units during the current quarter.

Advertising revenue increased $1.5 million, or 8.0%, for the current quarter compared to the prior year period. The increase in royalty and advertising revenue was supported by the 8.1% increase in Denny's franchise domestic same-store sales for the quarter compared to the prior year period. This increase was partially offset by the impact of fewer Denny's franchise equivalent units during the current quarter.

Initial and other fees increased $0.5 million, or 10.7%, for the quarter ended March 29, 2023 compared to the prior year period. The increase in initial and other fees primarily resulted from an increase in revenue from the sale of equipment and menus to franchisees. The revenue recorded related to the sale of equipment and menus has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.6 million, or 5.7%, for the current quarter compared to the prior year period, primarily due to lease terminations.

Costs of franchise and license revenue increased $1.7 million, or 5.6%, for the quarter ended March 29, 2023 compared to the prior year period. Advertising costs increased $1.5 million, or 8.0%, for the current quarter, which corresponds to the related advertising revenue increase noted above. Occupancy costs decreased $0.7 million, or 11.1%, for the current quarter compared to the prior year period, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs increased $1.0 million, or 15.8%, for the current quarter compared to the prior year period. The increase in other direct franchise costs was partially due to an increase of $0.6 million of expense related to the costs of equipment and menus sold to franchisees as mentioned above. Additionally, other direct franchise costs included an increase of $0.3 million in franchise administrative costs for the quarter. As a result of the increases in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 50.6% of franchise and license revenue for the quarter ended March 29, 2023 from 51.9% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Corporate administrative expenses	$14,179	$11,383
Share-based compensation	3,094	4,015
Incentive compensation	2,387	2,119
Deferred compensation valuation adjustments	458	(559)
Total general and administrative expenses	$20,118	$16,958

Corporate administrative expenses increased $2.8 million for the quarter ended March 29, 2023. The increase was primarily due to compensation increases and administrative costs related to Keke's. Share-based compensation decreased $0.9 million for the current quarter primarily due to forfeitures. Incentive compensation increased $0.3 million for the current quarter, primarily related to the addition of Keke's. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Depreciation of property and equipment	$2,699	$2,647
Amortization of finance lease ROU assets	395	442
Amortization of intangible and other assets	562	459
Total depreciation and amortization expense	$3,656	$3,548

Depreciation and amortization expense increased during the quarter ended March 29, 2023 resulting from the acquisition of Keke's.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Gains on sales of assets and other, net	$(1,522)	$(146)
Restructuring charges and exit costs	64	146
Impairment charges	129	—
Operating (gains), losses and other charges, net	$(1,329)	$—

Gains on sales of assets and other, net for the quarter ended March 29, 2023 were primarily related to the sale of one parcel of real estate.

Impairment charges for the quarter ended March 29, 2023 were related to a unit which is expected to be sold in the next twelve months.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Exit costs	$—	$12
Severance and other restructuring charges	64	134
Total restructuring and exit costs	$64	$146

Operating income was $16.1 million for the current quarter compared to $13.3 million for the prior year period.

Interest expense, net consisted of the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Interest on credit facility	$4,513	$899
Interest (income) expense on interest rate swaps	(930)	990
Interest on finance lease liabilities	551	607
Letters of credit and other fees	196	309
Interest income	(40)	(4)
Total cash interest, net	4,290	2,801
Amortization of deferred financing costs	159	158
Amortization of interest rate swap losses	56	—
Interest accretion on other liabilities	—	1
Total interest expense, net	$4,505	$2,960

Total cash interest expense, net increased by $1.5 million for the current quarter compared to the prior year period. The current quarter increase was primarily due to increased average borrowings and higher average interest rates, partially offset by our effective interest rate swaps.

Other nonoperating expense (income), net was an expense of $10.1 million for the current quarter compared to income of $19.6 million for the prior year period. Other nonoperating expense for the current quarter primarily consisted of $10.6 million of losses related to valuation adjustments for dedesignated interest rate hedges, partly offset by gains of $0.5 million on deferred compensation plan investments. Prior year other nonoperating income for the quarter primarily consisted of $20.3 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $0.6 million on deferred compensation plan investments.

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. In addition, during the quarter, we designated the remaining 2018 Swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable rate interest payments due on forecasted notional amounts. As a result, subsequent to the designation of the 2018 Swaps, gains and losses related to these cash flow hedges have been and will be recorded as a component of accumulated other comprehensive loss, net.

Provision for income taxes was $1.0 million for the quarter ended March 29, 2023 compared to $8.1 million for the prior year period. The effective tax rate was 61.5% for the current quarter compared to 27.1% for the prior year period. The effective income tax rate for the quarter ended March 29, 2023 included a 36.6% discrete item relating to share-based compensation. We expect the 2023 fiscal year effective tax rate to be between 26% and 30%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $0.6 million for the quarter ended March 29, 2023 compared to $21.9 million for the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, acquisitions and capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Net cash provided by (used in) operating activities	$16,153	$(7,064)
Net cash used in investing activities	(569)	(3,803)
Net cash used in financing activities	(10,212)	(13,666)
Increase (decrease) in cash and cash equivalents	$5,372	$(24,533)

Net cash flows provided by operating activities were $16.2 million for the quarter ended March 29, 2023 compared to a usage of $7.1 million for the quarter ended March 30, 2022. The increase in cash flows provided by operating activities was primarily due to the timing of inventory purchases, receivable collections, and accrual payments related to our franchise kitchen equipment project over the past two years. We believe that our estimated cash flows from operations for 2023, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $0.6 million for the quarter ended March 29, 2023. These cash flows included capital expenditures of $1.3 million and investment purchases of $1.3 million, partially offset by net proceeds from the sale of a parcel of real estate for $1.7 million. Net cash flows used in investing activities were $3.8 million for the quarter ended March 30, 2022. These cash flows primarily consisted of capital expenditures of $2.8 million and investment purchases of $1.2 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 29, 2023	March 30, 2022
	(In thousands)
Facilities	$1,009	$913
New construction	16	—
Remodeling	138	1,310
Information technology	50	214
Other	91	341
Capital expenditures	$1,304	$2,778

Net cash flows used in financing activities were $10.2 million for the quarter ended March 29, 2023, including cash payments for stock repurchases of $9.0 million and payments of tax withholding on share-based compensation of $2.8 million, partially offset by net long-term debt borrowings of $2.0 million. Net cash flows used in financing activities were $13.7 million for the quarter ended March 30, 2022, which included cash payments for stock repurchases of $12.5 million and payments of tax withholding on share-based compensation of $2.2 million, partially offset by net long-term borrowings of $1.0 million.

Our working capital deficit was $34.6 million at March 29, 2023 compared to $43.3 million at December 28, 2022, primarily due to an increase in cash and cash equivalents at the end of the quarter ended March 29, 2023. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 29, 2023.

As of March 29, 2023, we had outstanding revolver loans of $264.0 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $123.7 million as of March 29, 2023 under the credit facility.

As of March 29, 2023, borrowings under the credit facility bore interest at a rate of LIBOR plus 2.25% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%. Subsequent to March 29, 2023, the credit facility was amended to change the benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR. The conversion to Adjusted Daily Simple SOFR is not expected to have a material impact on the Company's consolidated financial position or results of operations. For additional information, see the First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023 (attached hereto as Exhibit 10.1), which is hereby incorporated by reference.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.90% and 6.37% as of March 29, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.34% and 5.31% as of March 29, 2023 and December 28, 2022, respectively.

Technology Transformation Initiatives

The Company is rolling out a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to continue into 2024. The Company has committed to investing approximately $4 million toward the new cloud-based restaurant technology platform in domestic franchise restaurants.

Contractual Obligations

Our future contractual obligations relating to long-term debt and related interest obligations as of March 29, 2023 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$264,000	$—	$—	$264,000	$—
Interest obligations (a)	47,954	10,529	27,854	9,571	—
Total	$311,954	$10,529	$27,854	$273,571	$—

(a)Interest obligations represent payments related to our long-term debt outstanding at March 29, 2023. For long-term debt with variable rates, we have used the rate applicable at March 29, 2023 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 28, 2022 for information concerning other future contractual obligations and commitments.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 29, 2023, borrowings under our credit facility bore interest at variable rates based on LIBOR plus 2.25% per annum. Subsequent to March 29, 2023, the credit facility was amended to change the benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR. The conversion to Adjusted Daily Simple SOFR is not expected to have a material impact on the credit facility's interest rate.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 29, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,969	2.44%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,926	2.46%
February 15, 2018	March 31, 2020	December 31, 2033	$26,000	(1)	$2,093	3.19%
Total			$196,000		$7,988

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of March 29, 2023, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 75% of total debt. Based on the levels of borrowings under the credit facility at March 29, 2023, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 29, 2023, taking into consideration the interest rate swaps that will be in effect during the next twelve months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Note 6, Note 7 and Note 13 to our unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer, Kelli F. Valade, and our Executive Vice President and Chief Financial Officer, Robert P. Verostek) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Ms. Valade and Mr. Verostek each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Ms. Valade and Mr. Verostek, as appropriate to allow timely decisions regarding required disclosure.

On July 20, 2022, we closed on the acquisition of substantially all of the assets of Keke’s. We are in the process of integrating Keke's into our internal control structure and expect that this effort will be completed in fiscal 2023.

Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 29, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 29, 2022 - January 25, 2023	282	$10.49	282	$149,562
January 26, 2023 - February 22, 2023	120	12.21	120	$148,090
February 23, 2023 - March 29, 2023	404	11.13	404	$143,561
Total	806	$11.07	806
(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 29, 2023, we purchased 0.8 million shares of our common stock for an aggregate consideration of $9.0 million pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023, among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement, and the Lenders.

10.2	Form of 2023 Long-Term Incentive Program Restricted Stock Unit Award Certificate.

10.3	Form of 2023 Long-Term Incentive Program Performance Share Unit Award Certificate.

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Kelli F. Valade, Chief Executive Officer of Denny's Corporation, and Robert P. Verostek, Executive Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 2, 2023	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	May 2, 2023	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller