Form 10-Q
period 2023-06-28
DENNY'S Corp
filed 2023-08-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2023
or
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
Yes ☐   No  ☒

As of July 27, 2023, 55,464,084 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 28, 2023	December 28, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,130	$3,523
Investments	3,075	1,746
Receivables, net	18,469	25,576
Inventories	2,534	5,538
Assets held for sale	1,551	1,403
Prepaid and other current assets	10,043	12,529
Total current assets	36,802	50,315
Property, net of accumulated depreciation of $156,690 and $153,334, respectively	91,407	94,469
Finance lease right-of-use assets, net of accumulated amortization of $9,348 and $9,847, respectively	6,239	6,499
Operating lease right-of-use assets, net	120,136	126,065
Goodwill	72,142	72,740
Intangible assets, net	94,220	95,034
Deferred financing costs, net	2,020	2,337
Other noncurrent assets	42,659	50,876
Total assets	$465,625	$498,335
Liabilities
Current liabilities:
Current finance lease liabilities	$1,449	$1,683
Current operating lease liabilities	15,179	15,310
Accounts payable	13,079	19,896
Other current liabilities	56,968	56,762
Total current liabilities	86,675	93,651
Long-term liabilities:
Long-term debt	247,000	261,500
Noncurrent finance lease liabilities	9,355	9,555
Noncurrent operating lease liabilities	117,218	123,404
Liability for insurance claims, less current portion	7,020	7,324
Deferred income taxes, net	8,937	7,419
Other noncurrent liabilities	32,038	32,598
Total long-term liabilities	421,568	441,800
Total liabilities	508,243	535,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 28, 2023: 65,708 shares issued and 55,708 outstanding; December 28, 2022: 64,998 shares issued and 56,728 shares outstanding	$657	$650
Paid-in capital	144,506	142,136
Deficit	(32,594)	(41,729)
Accumulated other comprehensive loss, net	(40,321)	(42,697)
Treasury stock, at cost, 10,000 and 8,270 shares, respectively	(114,866)	(95,476)
Total shareholders' deficit	(42,618)	(37,116)
Total liabilities and shareholders' deficit	$465,625	$498,335
See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$54,881	$49,167	$108,333	$93,143
Franchise and license revenue	62,034	65,850	126,053	124,981
Total operating revenue	116,915	115,017	234,386	218,124
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	14,170	13,168	28,209	24,412
Payroll and benefits	20,488	18,336	40,728	35,422
Occupancy	4,105	3,782	8,199	7,022
Other operating expenses	7,805	9,542	15,924	16,597
Total costs of company restaurant sales, excluding depreciation and amortization	46,568	44,828	93,060	83,453
Costs of franchise and license revenue, excluding depreciation and amortization	30,460	35,265	62,847	65,934
General and administrative expenses	20,160	16,623	40,278	33,581
Depreciation and amortization	3,617	3,590	7,273	7,138
Operating (gains), losses and other charges, net	1,176	846	(153)	846
Total operating costs and expenses, net	101,981	101,152	203,305	190,952
Operating income	14,934	13,865	31,081	27,172
Interest expense, net	4,402	2,878	8,907	5,838
Other nonoperating expense (income), net	(666)	(19,795)	9,427	(39,410)
Income before income taxes	11,198	30,782	12,747	60,744
Provision for income taxes	2,660	7,779	3,612	15,886
Net income	$8,538	$23,003	$9,135	$44,858

Net income per share - basic	$0.15	$0.37	$0.16	$0.71
Net income per share - diluted	$0.15	$0.37	$0.16	$0.71

Basic weighted average shares outstanding	56,787	62,306	57,212	62,822
Diluted weighted average shares outstanding	57,051	62,430	57,423	63,003

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Net income	$8,538	$23,003	$9,135	$44,858
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $4, $7, $26 and $15, respectively	10	22	77	46
Changes in the fair value of cash flow hedges, net of tax of $975, $613, $1,296 and $2,286, respectively	2,870	1,840	3,812	6,855
Reclassification of cash flow hedges to interest expense, net of tax of $(313), $180, $(549) and $428, respectively	(922)	541	(1,616)	1,283
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $21, $1, $35 and $1, respectively	61	5	103	5
Other comprehensive income	2,019	2,408	2,376	8,189
Total comprehensive income	$10,557	$25,411	$11,511	$53,047

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended June 28, 2023 and June 29, 2022
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 29, 2023	65,468	$655	(9,076)	$(104,443)	$142,258	$(41,132)	$(42,340)	$(45,002)
Net income	—	—	—	—	—	8,538	—	8,538
Other comprehensive income	—	—	—	—	—	—	2,019	2,019
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,250	—	—	2,250
Purchase of treasury stock, including excise tax	—	—	(924)	(10,423)	—	—	—	(10,423)
Issuance of common stock for share-based compensation	240	2	—	—	(2)	—	—	—
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 30, 2022	64,457	$645	(2,744)	$(42,457)	$137,332	$(94,586)	$(48,689)	$(47,755)
Net income	—	—	—	—	—	23,003	—	23,003
Other comprehensive income	—	—	—	—	—	—	2,408	2,408
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,020	—	—	1,020
Purchase of treasury stock	—	—	(3,910)	(37,384)	—	—	—	(37,384)
Issuance of common stock for share-based compensation	541	5	—	—	(5)	—	—	—
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	$(58,708)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 28, 2023 and June 29, 2022
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	9,135	—	9,135
Other comprehensive income	—	—	—	—	—	—	2,376	2,376
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,377	—	—	2,377
Purchase of treasury stock, including excise tax	—	—	(1,730)	(19,390)	—	—	—	(19,390)
Issuance of common stock for share-based compensation	710	7	—	—	(7)	—	—	—
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	44,858	—	44,858
Other comprehensive income	—	—	—	—	—	—	8,189	8,189
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,759	—	—	2,759
Purchase of treasury stock	—	—	(4,664)	(49,249)	—	—	—	(49,249)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	$(58,708)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 28, 2023	June 29, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$9,135	$44,858
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,273	7,138
Operating (gains), losses and other charges, net	(153)	846
Losses (gains) and amortization on interest rate swaps, net	10,744	(41,924)
Amortization of deferred financing costs	317	317
(Gains) losses on investments	(29)	223
Losses on early termination of debt and leases	—	24
Deferred income tax expense	710	10,766
Share-based compensation expense	5,613	7,520
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	6,760	(3,419)
Inventories	3,004	(7,148)
Prepaids and other current assets	2,488	3,563
Other noncurrent assets	247	6,125
Operating lease assets and liabilities	(359)	(466)
Accounts payable	(7,754)	(1,541)
Other accrued liabilities	(1,646)	(11,062)
Other noncurrent liabilities	(699)	(6,211)
Net cash flows provided by operating activities	35,651	9,609
Cash flows from investing activities:
Capital expenditures	(3,307)	(5,771)
Proceeds from sales of restaurants, real estate and other assets	3,088	170
Investment purchases	(1,300)	(1,200)
Collections on notes receivable	347	126
Net cash flows used in investing activities	(1,172)	(6,675)
Cash flows from financing activities:
Revolver borrowings	65,200	45,325
Revolver payments	(79,700)	(28,325)
Repayments of finance leases	(938)	(1,018)
Tax withholding on share-based payments	(2,999)	(4,782)
Purchase of treasury stock	(19,667)	(46,249)
Net bank overdrafts	1,232	2,851
Net cash flows used in financing activities	(36,872)	(32,198)
Decrease in cash and cash equivalents	(2,393)	(29,264)
Cash and cash equivalents at beginning of period	3,523	30,624
Cash and cash equivalents at end of period	$1,130	$1,360

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of June 28, 2023, the Company consisted of 1,646 restaurants, 1,572 of which were franchised/licensed restaurants and 74 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. As of June 28, 2023, the Denny's brand consisted of 1,591 restaurants, 1,525 of which were franchised/licensed restaurants and 66 of which were company operated. At June 28, 2023, the Keke's brand consisted of 55 restaurants, 47 of which were franchised restaurants and eight of which were company operated.

Through the current quarter ended June 28, 2023, many Denny’s restaurants have not returned to full operating hours, since closing or reducing hours in 2020 due to the COVID-19 pandemic, particularly at the late night daypart. Additionally, our restaurant operations have been negatively impacted by a tight labor market and inflated commodity costs. Our operating results substantially depend upon the sales volumes, restaurant profitability, and financial stability of our company and franchised and licensed restaurants. We cannot currently estimate the duration or future negative financial impact of these economic conditions on our business. Ongoing material adverse effects of these economic conditions for an extended period could negatively affect our business, results of operations, liquidity and financial condition and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets and goodwill.

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

Note 3.     Receivables

Receivables consisted of the following:

	June 28, 2023	December 28, 2022
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,908	$13,314
Other receivables from franchisees	1,486	6,731
Vendor receivables	1,768	3,466
Credit card receivables	738	896
Other	1,856	1,545
Allowance for doubtful accounts	(287)	(376)
Total receivables, net	$18,469	$25,576

Note 4.    Goodwill and Intangible Assets

The following table reflects the changes in carrying amount of goodwill:

		June 28, 2023
		(In thousands)
Balance, beginning of year		$72,740
Reclassifications to assets held for sale		(598)
Balance, end of period		$72,142

Goodwill by segment consisted of the following:
	June 28, 2023	December 28, 2022
	(In thousands)
Denny’s	$37,527	$37,527
Other	34,615	35,213
Total goodwill	$72,142	$72,740

Intangible assets consisted of the following:

	June 28, 2023		December 28, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,594	5,288	10,489	5,697
Franchise agreements	10,700	593	10,700	265
Intangible assets, net	$100,101	$5,881	$100,996	$5,962

Amortization expense for intangible assets with definite lives totaled $0.4 million and $0.8 million for the quarter and year-to-date period ended June 28, 2023, respectively. Amortization expense for intangible assets with definite lives totaled $0.3 million and $0.6 million for the quarter and year-to-date period ended June 29, 2022, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 28, 2023	December 28, 2022
	(In thousands)
Accrued payroll	$14,458	$17,903
Current portion of liability for insurance claims	3,461	3,492
Accrued taxes	4,497	4,452
Accrued advertising	7,590	6,069
Gift cards	6,212	7,675
Accrued legal settlements	5,644	5,446
Accrued interest	4,320	1,142
Other	10,786	10,583
Other current liabilities	$56,968	$56,762

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 28, 2023:
Deferred compensation plan investments (1)	$11,342	$11,342	$—	$—
Interest rate swaps (2)	10,597	—	10,597	—
Investments (3)	3,075	—	3,075	—
Total	$25,014	$11,342	$13,672	$—

Fair value measurements as of December 28, 2022:
Deferred compensation plan investments (1)	$10,818	$10,818	$—	$—
Interest rate swaps (2)	20,047	—	20,047	—
Investments (3)	1,746	—	1,746	—
Total	$32,611	$10,818	$21,793	$—

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

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets, goodwill and intangible assets. During the year-to-date period ended June 28, 2023, we recognized impairment charges of $0.1 million related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The maturity date for the credit facility is August 26, 2026. The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. During the quarter ended June 28, 2023, the credit facility was amended to change the benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 28, 2023.

As of June 28, 2023, we had outstanding revolver loans of $247.0 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $140.7 million as of June 28, 2023 under the credit facility.

As of June 28, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.40% and 6.37% as of June 28, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.26% and 5.31% as of June 28, 2023 and December 28, 2022, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of June 28, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,814	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,417	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$26,000	(1)	$3,366	3.09%
Total			$196,000		$10,597

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into amendments of its credit facility and interest rate swaps. The amendments transition our credit facility and interest rate swap benchmark interest rates from LIBOR to Adjusted Daily Simple SOFR, as such the fixed rate in the table above has been adjusted to the appropriate fixed rate. The conversion to Adjusted Daily Simple SOFR did not have a material impact on the Company's consolidated financial position or results of operations.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. We received $1.5 million of cash as a result of the termination which is recorded as a component of operating activities in our Consolidated Statements of Cash Flow for the year-to-date period ended June 28, 2023.

In addition, during the quarter ended March 29, 2023, we designated the remaining 2018 Swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable rate interest payments due on forecasted notional amounts.

Changes in Fair Value of Interest Rate Swaps

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Operations but are reported as a component of other comprehensive income (loss). Our interest rate swaps are designated as cash flow hedges with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net.

As of June 28, 2023, the fair value of the swaps designated as cash flow hedges was an asset of $10.6 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify $5.3 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the year-to-date period ended June 28, 2023, we recorded expense of $10.6 million, and for the quarter and year-to-date period ended June 29, 2022, we recorded income of $21.7 million and $41.9 million, respectively, as a component of other nonoperating expense (income), net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At June 28, 2023, we had a total of $64.4 million (before taxes) included in accumulated other comprehensive loss, net related to i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date period ended June 28, 2023, we recorded unrealized losses of $0.1 million to interest expense, net. For the quarter and year-to-date period ended June 29, 2022, we recorded unrealized losses of less than $0.1 million to interest expense, net. We expect to amortize $0.5 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Company restaurant sales	$54,881	$49,167	$108,333	$93,143
Franchise and license revenue:
Royalties	30,376	28,759	60,403	55,284
Advertising revenue	19,853	19,486	39,521	37,692
Initial and other fees	2,616	7,779	7,606	12,286
Occupancy revenue	9,189	9,826	18,523	19,719
Franchise and license revenue	62,034	65,850	126,053	124,981
Total operating revenue	$116,915	$115,017	$234,386	$218,124

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Operating lease revenue	$6,683	$7,253	$13,554	$14,671
Variable lease revenue	2,506	2,573	4,969	5,048
Total occupancy revenue	$9,189	$9,826	$18,523	$19,719

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 28, 2022	$20,751
Fees received from franchisees	990
Revenue recognized (1)	(1,608)
Balance, June 28, 2023	20,133
Less current portion included in other current liabilities	2,204
Deferred franchise revenue included in other noncurrent liabilities	$17,929
(1)    Of this amount $1.4 million was included in the deferred franchise revenue balance as of December 28, 2022.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 28, 2022	$5,361
Franchisee deferred costs	1,103
Contract asset amortization	(740)
Balance, June 28, 2023	5,724
Less current portion included in other current assets	915
Contract assets included in other noncurrent assets	$4,809

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.5 million and $2.9 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended June 28, 2023, and for the quarter and year-to-date period ended June 29, 2022, we recognized $5.7 million and $7.9 million of revenue, respectively. As of June 28, 2023, we had $1.0 million in inventory and $1.5 million in receivables related to the purchased equipment. As of December 28, 2022, we had $3.6 million in inventory and $6.6 million in receivables related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 28, 2023 and December 28, 2022 was $6.2 million and $7.7 million, respectively. During the year-to-date period ended June 28, 2023, we recognized revenue of $0.3 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Gains on sales of assets and other, net	$(522)	$(99)	$(2,044)	$(245)
Restructuring charges and exit costs	1,698	679	1,762	825
Impairment charges	—	266	129	266
Operating (gains), losses and other charges, net	$1,176	$846	$(153)	$846

We recorded impairment charges of $0.1 million related to property for the year-to-date period ended June 28, 2023, resulting from assets being classified as held for sale. As of June 28, 2023, we had recorded assets held for sale at the lesser of carrying value or fair value amount of $1.6 million (consisting of property of $0.9 million, goodwill of $0.6 million and other assets of $0.1 million) related to one parcel of real estate and three Keke's restaurants. As of December 28, 2022, we had recorded assets held for sale at their carrying amount of $1.4 million (consisting of property of $1.1 million and other assets of $0.3 million) related to four parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Exit costs	$52	$38	$52	$50
Severance and other restructuring charges	1,646	641	1,710	775
Total restructuring charges and exit costs	$1,698	$679	$1,762	$825

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of June 28, 2023 and December 28, 2022, we had accrued severance and other restructuring charges of $1.8 million and $0.7 million, respectively. The balance as of June 28, 2023 is expected to be paid primarily during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Employee share awards	$2,287	$3,284	$5,134	$7,078
Restricted stock units for board members	232	221	479	442
Total share-based compensation	$2,519	$3,505	$5,613	$7,520

Employee Share Awards

During the year-to-date period ended June 28, 2023, we granted certain employees 0.3 million performance share units ("PSUs") with a weighted average grant date fair value of $18.39 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million PSUs with a weighted average grant date fair value of $11.90 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 29, 2022 and ending December 31, 2025. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award). We recognize compensation cost associated with 0.5 million of these PSU awards over the entire performance period on a straight-line basis, with compensation cost for the remaining 0.1 million PSU awards recognized on a graded-vesting basis due to the accelerated vesting terms for certain retirement eligible individuals.

During the year-to-date period ended June 28, 2023, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $11.83 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 29, 2022 and ending December 31, 2025. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended June 28, 2023, we issued 0.5 million shares of common stock related to vested PSUs and RSUs. In addition, 0.3 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of June 28, 2023, we had $19.5 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.1 years.

Restricted Stock Units for Board Members

During the quarter and year-to-date period ended June 28, 2023, we granted less than 0.1 million RSUs (which are equity classified) with a grant date fair value of $10.71 per unit to non-employee members of our Board of Directors. The RSUs vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the quarter and year-to-date period ended June 28, 2023, 0.2 million RSUs were converted into shares of common stock.

As of June 28, 2023, we had $0.7 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 23.8% for the quarter and 28.3% for the year-to-date period ended June 28, 2023, compared to 25.3% and 26.2% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date period ended June 28, 2023 included discrete items relating to share-based compensation of (3.9)% and 2.5%, respectively.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands, except per share amounts)
Net income	$8,538	$23,003	$9,135	$44,858

Weighted average shares outstanding - basic	56,787	62,306	57,212	62,822
Effect of dilutive share-based compensation awards	264	124	211	181
Weighted average shares outstanding - diluted	57,051	62,430	57,423	63,003

Net income per share - basic	$0.15	$0.37	$0.16	$0.71
Net income per share - diluted	$0.15	$0.37	$0.16	$0.71

Anti-dilutive share-based compensation awards	—	740	814	785

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

During the year-to-date period ended June 28, 2023, we repurchased a total of 1.7 million shares of our common stock for $19.4 million, including excise taxes, under the current authorization. This brings the total amount repurchased under the current authorization to $116.9 million, leaving $133.1 million that can be used to repurchase our common stock under this authorization as of June 28, 2023. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

As of June 28, 2023, 10.0 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)
Amortization of net loss (1)	103	—	103
Changes in the fair value of cash flow hedges	—	5,108	5,108
Reclassification of cash flow hedges to interest expense, net (2)	—	(2,165)	(2,165)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	138	138
Income tax expense related to items of other comprehensive income (loss)	(26)	(782)	(808)
Balance as of June 28, 2023	$(478)	$(39,843)	$(40,321)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations during the year-to-date period ended June 28, 2023.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statements of Operations represent payments either (received from) or made to the counterparty for the interest rate hedges. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 28, 2023	June 29, 2022
	(In thousands)
Income taxes paid, net	$3,910	$4,644
Interest paid	$5,372	$5,617

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$5,612	$9,547
Receipt of real estate receivable	$—	$3,000
Execution of finance leases	$496	$311
Treasury stock payable	$265	$3,633

Note 16. Segment Information

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Our Keke’s operating segment, which includes the results of all company and franchised Keke's restaurants, is included in Other.

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

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to operating income:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Revenues by operating segment:	(In thousands)
Denny’s	$111,586	$115,017	$223,816	$218,124
Other	5,329	—	10,570	—
Total operating revenue	$116,915	$115,017	$234,386	$218,124

Segment income:
Denny’s	$37,941	$34,924	$74,581	$68,737
Other	1,946	—	3,898	—
Total restaurant-level operating margin	$39,887	$34,924	$78,479	$68,737

General and administrative expenses	$20,160	$16,623	$40,278	$33,581
Depreciation and amortization	3,617	3,590	7,273	7,138
Operating (gains), losses and other charges, net	1,176	846	(153)	846
Total other operating expenses	24,953	21,059	47,398	41,565
Operating income	14,934	13,865	31,081	27,172
Interest expense, net	4,402	2,878	8,907	5,838
Other nonoperating expense (income), net	(666)	(19,795)	9,427	(39,410)
Income before income taxes	11,198	30,782	12,747	60,744
Provision for income taxes	2,660	7,779	3,612	15,886
Net income	$8,538	$23,003	$9,135	$44,858

	June 28, 2023	December 28, 2022
Segment assets:	(In thousands)
Denny’s	$362,443	$394,051
Other	103,182	104,284
Total assets	$465,625	$498,335

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: economic, public health and political conditions that impact consumer confidence and spending; commodity and labor inflation; the ability to effectively staff restaurants; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2022 and in the Company's subsequent quarterly reports on Form 10-Q.

Acquisition of Keke's

On July 20, 2022, the Company completed its acquisition of Keke's. At June 28, 2023, the Keke's brand consisted of 55 restaurants, 47 of which were franchised restaurants and eight of which were company operated. For further details, refer to Note 3 to our Consolidated Financial Statements in Part IV, Item 15 of our Form 10-K for the fiscal year ended December 28, 2022.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 28, 2023		June 29, 2022		June 28, 2023		June 29, 2022
	(In thousands)
Revenue:
Company restaurant sales	$54,881	46.9%	$49,167	42.7%	$108,333	46.2%	$93,143	42.7%
Franchise and license revenue	62,034	53.1%	65,850	57.3%	126,053	53.8%	124,981	57.3%
Total operating revenue	116,915	100.0%	115,017	100.0%	234,386	100.0%	218,124	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	14,170	25.8%	13,168	26.8%	28,209	26.0%	24,412	26.2%
Payroll and benefits	20,488	37.3%	18,336	37.3%	40,728	37.6%	35,422	38.0%
Occupancy	4,105	7.5%	3,782	7.7%	8,199	7.6%	7,022	7.5%
Other operating expenses	7,805	14.2%	9,542	19.4%	15,924	14.7%	16,597	17.8%
Total costs of company restaurant sales, excluding depreciation and amortization	46,568	84.9%	44,828	91.2%	93,060	85.9%	83,453	89.6%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	30,460	49.1%	35,265	53.6%	62,847	49.9%	65,934	52.8%
General and administrative expenses	20,160	17.2%	16,623	14.5%	40,278	17.2%	33,581	15.4%
Depreciation and amortization	3,617	3.1%	3,590	3.1%	7,273	3.1%	7,138	3.3%
Operating (gains), losses and other charges, net	1,176	1.0%	846	0.7%	(153)	(0.1)%	846	0.4%
Total operating costs and expenses, net	101,981	87.2%	101,152	87.9%	203,305	86.7%	190,952	87.5%
Operating income	14,934	12.8%	13,865	12.1%	31,081	13.3%	27,172	12.5%
Interest expense, net	4,402	3.8%	2,878	2.5%	8,907	3.8%	5,838	2.7%
Other nonoperating expense (income), net	(666)	(0.6)%	(19,795)	(17.2)%	9,427	4.0%	(39,410)	(18.1)%
Income before income taxes	11,198	9.6%	30,782	26.8%	12,747	5.4%	60,744	27.8%
Provision for income taxes	2,660	2.3%	7,779	6.8%	3,612	1.5%	15,886	7.3%
Net income	$8,538	7.3%	$23,003	20.0%	$9,135	3.9%	$44,858	20.6%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(Dollars in thousands)
Denny's
Company average unit sales	$786	$761	$1,548	$1,443
Franchise average unit sales	$466	$442	$918	$846
Company equivalent units (a)	65	64	65	64
Franchise equivalent units (a)	1,525	1,567	1,527	1,570
Company same-store sales increase vs. prior year (b)(c)	3.0%	3.8%	7.0%	14.9%
Domestic franchise same-store sales increase vs. prior year (b)(c)	3.0%	2.4%	5.5%	11.2%

Keke's (d)
Company average unit sales	$459	$—	$925	$—
Franchise average unit sales	$476	$—	$967	$—
Company equivalent units (a)	8	—	8	—
Franchise equivalent units (a)	47	—	46	—

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2023 comparable units.
(d)Same-store sales data for Keke's is not reported due to the acquisition being completed during the quarter ended September 28, 2022.

Unit Activity	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Denny's
Company restaurants, beginning of period	66	65	66	65
Units opened	—	—	—	—
Units closed	—	—	—	—
End of period	66	65	66	65

Franchised and licensed restaurants, beginning of period	1,528	1,569	1,536	1,575
Units opened	9	4	14	9
Units closed	(12)	(7)	(25)	(18)
End of period	1,525	1,566	1,525	1,566
Total restaurants, end of period	1,591	1,631	1,591	1,631

Keke's
Company restaurants, beginning of period	8	—	8	—
Units opened	—	—	—	—
Units closed	—	—	—	—
End of period	8	—	8	—

Franchised restaurants, beginning of period	46	—	46	—
Units opened	1	—	1	—
Units closed	—	—	—	—
End of period	47	—	47	—
Total restaurants, end of period	55	—	55	—

Company Restaurant Operations

Company restaurant sales increased $5.7 million, or 11.6%, for the quarter ended June 28, 2023 and $15.2 million, or 16.3%, year-to-date compared to the prior year periods. The increases in sales include $3.7 million and $7.4 million in sales from Keke's during the quarter and year-to-date period ended June 28, 2023, respectively. Also contributing to the sales increases were higher sales at Denny's company stores, as same-store sales increased 3.0% for the current quarter and 7.0% year-to-date as compared to the prior year periods. The increases in Denny's sales were primarily driven by increases in guest check average resulting from price increases to partially offset inflationary costs.

Total costs of company restaurant sales as a percentage of company restaurant sales were 84.9% for the quarter ended June 28, 2023 and 85.9% year-to-date compared to 91.2% and 89.6% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.8% for the quarter ended June 28, 2023 and 26.0% year-to-date compared to 26.8% and 26.2% for the prior year periods, respectively, primarily due to increased pricing, partially offset by higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.3% for the quarter ended June 28, 2023 and 37.6% year-to-date compared to 37.3% and 38.0%, respectively, in the prior year periods. The current quarter remained flat as a percentage of company restaurant sales primarily due to the leveraging effect of higher sales and a 0.3 percentage point decrease in incentive compensation, partially offset by a 0.5 percentage point increase in workers' compensation costs primarily resulting from positive claims development in the prior year period. The year-to-date decrease was primarily due to a 0.7 percentage point decrease in payroll costs due to the leveraging effect of higher sales and a 0.4 percentage point decrease in incentive compensation, partially offset by a 0.8 percentage point increase in workers' compensation costs primarily resulting from positive claims development in the prior year period.

Occupancy costs as a percentage of company restaurant sales were 7.5% for the quarter ended June 28, 2023 and 7.6% year-to-date compared to 7.7% and 7.5%, respectively, in the prior year periods. The current quarter decrease as a percentage of company restaurant sales was primarily due to a 1.0 percentage point decrease in general liability insurance costs resulting from positive claims development in the current year period, partially offset by a 0.8 percentage point increase in rents and property taxes. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.4 percentage point increase in rents and property taxes, partially offset by a 0.3 percentage point decrease in general liability costs primarily resulting from positive claims development in the current year period.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 28, 2023		June 29, 2022		June 28, 2023		June 29, 2022
	(In thousands)
Utilities	$1,860	3.4%	$1,650	3.4%	$3,917	3.6%	$3,227	3.5%
Repairs and maintenance	782	1.4%	889	1.8%	1,671	1.5%	1,714	1.8%
Marketing	1,419	2.6%	1,330	2.7%	2,814	2.6%	2,537	2.7%
Legal settlements	121	0.2%	2,379	4.8%	230	0.2%	2,656	2.9%
Other direct costs	3,623	6.6%	3,294	6.7%	7,292	6.7%	6,463	6.9%
Other operating expenses	$7,805	14.2%	$9,542	19.4%	$15,924	14.7%	$16,597	17.8%

Other direct costs were lower as a percentage of sales as compared to the prior year periods primarily due to unfavorable developments in certain legal claims during the prior year periods.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 28, 2023		June 29, 2022		June 28, 2023		June 29, 2022
	(In thousands)
Royalties	$30,376	49.0%	$28,759	43.7%	$60,403	47.9%	$55,284	44.2%
Advertising revenue	19,853	32.0%	19,486	29.6%	39,521	31.4%	37,692	30.2%
Initial and other fees	2,616	4.2%	7,779	11.8%	7,606	6.0%	12,286	9.8%
Occupancy revenue	9,189	14.8%	9,826	14.9%	18,523	14.7%	19,719	15.8%
Franchise and license revenue	$62,034	100.0%	$65,850	100.0%	$126,053	100.0%	$124,981	100.0%

Advertising costs	$19,853	32.0%	$19,486	29.6%	$39,521	31.4%	$37,692	30.2%
Occupancy costs	5,792	9.3%	6,064	9.2%	11,464	9.1%	12,441	10.0%
Other direct costs	4,815	7.8%	9,715	14.8%	11,862	9.4%	15,801	12.6%
Costs of franchise and license revenue	$30,460	49.1%	$35,265	53.6%	$62,847	49.9%	$65,934	52.8%

Franchise and license revenue decreased $3.8 million, or 5.8%, for the quarter ended June 28, 2023 and increased $1.1 million, or 0.9%, year-to-date compared to the prior year periods. Royalties increased $1.6 million, or 5.6%, and $5.1 million, or 9.3%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. The increase in royalties includes $1.3 million and $2.7 million from Keke's franchise restaurants during the quarter and year-to-date period ended June 28, 2023, respectively. The increase in royalties was also supported by Denny's domestic franchise same-store sales increases of 3.0% for the current quarter and 5.5% year-to-date as compared to the prior year periods. These increases were partially offset by the impacts of fewer Denny's franchise equivalent units for the current quarter and year-to-date period.

Advertising revenue increased $0.4 million, or 1.9%, for the current quarter and $1.8 million, or 4.9%, year-to-date compared to the prior year periods. The increase in advertising revenue was supported by the 3.0% and 5.5% increases in Denny's franchise domestic same-store sales for the current quarter and year-to-date period, respectively, compared to the prior year periods. The increase during the current quarter and year-to-date period was also partially due to $0.2 million collected from Keke's franchise restaurants. This increase was partially offset by the impact of fewer Denny's franchise equivalent units for the current quarter and year-to-date period.

Initial and other fees decreased $5.2 million, or 66.4%, for the quarter ended June 28, 2023 and $4.7 million, or 38.1%, year-to-date compared to the prior year periods. The decreases in initial and other fees primarily resulted from a $5.2 million and $5.0 million decrease in revenue from the sale of equipment to franchisees during the current quarter and year-to-date period, respectively, as our kitchen modernization program was substantially completed during the quarter ended June 28, 2023. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.6 million, or 6.5%, for the current quarter and $1.2 million, or 6.1%, year-to-date compared to the prior year periods, primarily due to lease terminations.

Costs of franchise and license revenue decreased $4.8 million, or 13.6%, for the quarter ended June 28, 2023 and $3.1 million, or 4.7%, year-to-date compared to the prior year periods. Advertising costs increased $0.4 million, or 1.9%, for the current quarter and $1.8 million, or 4.9%, year-to-date, which corresponds to the related advertising revenue increase noted above. Occupancy costs decreased $0.3 million, or 4.5%, for the current quarter and $1.0 million, or 7.8%, year-to-date compared to the prior year periods, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs decreased $4.9 million, or 50.4%, for the current quarter and $3.9 million, or 24.9%, year-to-date compared to the prior year periods. The decrease in other direct franchise costs was partially due to a decrease of $5.1 million of expense for the current quarter and $4.8 million of expense year-to-date related to the costs of equipment sold to franchisees as mentioned above. Additionally, other direct franchise costs included an increase of $0.4 million and $0.6 million in franchise administrative costs for the current quarter and year-to-date period, respectively. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 49.1% and 49.9% of franchise and license revenue for the quarter and year-to-date period ended June 28, 2023, respectively, from 53.6% and 52.8% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Corporate administrative expenses	$15,160	$13,162	$29,339	$24,545
Share-based compensation	2,519	3,505	5,613	7,520
Incentive compensation	1,899	1,639	4,286	3,758
Deferred compensation valuation adjustments	582	(1,683)	1,040	(2,242)
Total general and administrative expenses	$20,160	$16,623	$40,278	$33,581

Corporate administrative expenses increased $2.0 million for the quarter ended June 28, 2023 and $4.8 million for year-to-date period ended June 28, 2023 compared to the prior year periods. The increases were primarily due to compensation increases and administrative costs related to Keke's. Share-based compensation decreased $1.0 million for the current quarter and $1.9 million year-to-date primarily due to forfeitures compared to the prior year periods. Incentive compensation increased $0.2 million for the current quarter and $0.5 million year-to-date compared to the prior year periods, primarily related to the addition of Keke's. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Depreciation of property and equipment	$2,697	$2,702	$5,396	$5,349
Amortization of finance lease ROU assets	356	437	751	879
Amortization of intangible and other assets	564	451	1,126	910
Total depreciation and amortization expense	$3,617	$3,590	$7,273	$7,138

Depreciation and amortization expense increased during the quarter and year-to-date period ended June 28, 2023 resulting from the acquisition of Keke's.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Gains on sales of assets and other, net	$(522)	$(99)	$(2,044)	$(245)
Restructuring charges and exit costs	1,698	679	1,762	825
Impairment charges	—	266	129	266
Operating (gains), losses and other charges, net	$1,176	$846	$(153)	$846

Gains on sales of assets and other, net for the quarter and year-to-date period ended June 28, 2023 were primarily related to the sale of two parcels of real estate during the quarter and three parcels of real estate year-to-date.

Impairment charges for the year-to-date period ended June 28, 2023 were related to a unit which is expected to be sold in the next 12 months.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Exit costs	$52	$38	$52	$50
Severance and other restructuring charges	1,646	641	1,710	775
Total restructuring and exit costs	$1,698	$679	$1,762	$825

Operating income was $14.9 million for the current quarter and $31.1 million year-to-date compared to $13.9 million and $27.2 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
	(In thousands)
Interest on credit facility	$4,717	$1,130	$9,230	$2,029
Interest (income) expense on interest rate swaps	(1,235)	721	(2,165)	1,711
Interest on finance lease liabilities	538	595	1,089	1,202
Letters of credit and other fees	200	279	396	588
Interest income	(59)	(12)	(99)	(16)
Total cash interest, net	4,161	2,713	8,451	5,514
Amortization of deferred financing costs	158	159	317	317
Amortization of interest rate swap losses	82	6	138	6
Interest accretion on other liabilities	1	—	1	1
Total interest expense, net	$4,402	$2,878	$8,907	$5,838

Total cash interest expense, net increased by $1.4 million for the current quarter and $2.9 million year-to-date compared to the prior year periods. These increases were primarily due to increased average borrowings and higher average interest rates, partially offset by our effective interest rate swaps.

Other nonoperating expense (income), net was income of $0.7 million for the current quarter and expense of $9.4 million year-to-date, compared to income of $19.8 million and $39.4 million for the prior year periods, respectively. Other nonoperating income, net for the current quarter primarily consisted of $0.6 million of gains on deferred compensation plan investments. The year-to-date period primarily consisted of $10.6 million of losses related to valuation adjustments for dedesignated interest rate hedges, partially offset by gains of $1.1 million on deferred compensation plan investments. Prior year other nonoperating income, net for the quarter primarily consisted of $21.7 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $1.7 million on deferred compensation plan investments. The prior year-to-date period primarily consisted of $41.9 million of gains on interest rate swap valuation adjustments, partially offset by $2.3 million of losses on deferred compensation plan investments.

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. In addition, during the quarter ended March 29, 2023, we designated the remaining 2018 Swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable rate interest payments due on forecasted notional amounts. As a result, subsequent to the designation of the 2018 Swaps, gains and losses related to these cash flow hedges have been and will be recorded as a component of accumulated other comprehensive loss, net.

Provision for income taxes was $2.7 million for the quarter ended June 28, 2023 and $3.6 million year-to-date, compared to $7.8 million and $15.9 million, respectively, for the prior year periods. The effective tax rate was 23.8% for the current quarter and 28.3% year-to-date, compared to 25.3% and 26.2% for the prior year periods. The effective income tax rate for the quarter and year-to-date period ended June 28, 2023 included the impact of discrete items relating to share-based compensation of (3.9)% and 2.5%, respectively. We expect the 2023 fiscal year effective tax rate to be between 27% and 31%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $8.5 million for the quarter ended June 28, 2023 and $9.1 million year-to-date compared to $23.0 million and $44.9 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, the repurchase of shares of our common stock, and in the prior year, the acquisition of Keke's.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 28, 2023	June 29, 2022
	(In thousands)
Net cash provided by operating activities	$35,651	$9,609
Net cash used in investing activities	(1,172)	(6,675)
Net cash used in financing activities	(36,872)	(32,198)
Decrease in cash and cash equivalents	$(2,393)	$(29,264)

Net cash flows provided by operating activities were $35.7 million for the year-to-date period ended June 28, 2023 compared to $9.6 million for the year-to-date period ended June 29, 2022. The increase in cash flows provided by operating activities was primarily due to the timing of inventory purchases, receivable collections, and accrual payments related to our franchise kitchen equipment project over the past two years. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $1.2 million for the year-to-date period ended June 28, 2023. These cash flows included capital expenditures of $3.3 million and investment purchases of $1.3 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.1 million. Net cash flows used in investing activities were $6.7 million for the year-to-date period ended June 29, 2022. These cash flows primarily consisted of capital expenditures of $5.8 million and investment purchases of $1.2 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 28, 2023	June 29, 2022
	(In thousands)
Facilities	$2,118	$2,004
New construction	146	—
Remodeling	387	2,524
Information technology	419	824
Other	237	419
Capital expenditures	$3,307	$5,771

Net cash flows used in financing activities were $36.9 million for the year-to-date period ended June 28, 2023, including cash payments for stock repurchases of $19.7 million, payments of tax withholding on share-based compensation of $3.0 million and net long-term debt payments of $15.4 million, partially offset by net bank overdrafts of $1.2 million. Net cash flows used in financing activities were $32.2 million for the year-to-date period ended June 29, 2022, which included cash payments for stock repurchases of $46.2 million and payments of tax withholding on share-based compensation of $4.8 million, partially offset by net long-term borrowings of $16.0 million and net bank overdrafts of $2.9 million.

Our working capital deficit was $49.9 million at June 28, 2023 compared to $43.3 million at December 28, 2022, primarily due to a decrease in receivables and inventories related to our franchise equipment projects during the year-to-date period ended June 28, 2023. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 28, 2023.

As of June 28, 2023, we had outstanding revolver loans of $247.0 million and outstanding letters of credit under the credit facility of $12.3 million. These balances resulted in unused commitments of $140.7 million as of June 28, 2023 under the credit facility.

As of June 28, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.40% and 6.37% as of June 28, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.26% and 5.31% as of June 28, 2023 and December 28, 2022, respectively.

Technology Transformation Initiatives

The Company is rolling out a new cloud-based restaurant technology platform throughout the domestic system which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is expected to continue into 2025. The Company has committed to investing approximately $4 million toward the new cloud-based restaurant technology platform in domestic franchise restaurants.

Contractual Obligations

Our future contractual obligations relating to long-term debt and related interest obligations as of June 28, 2023 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$247,000	$—	$—	$247,000	$—
Interest obligations (a)	40,338	6,422	25,215	8,701	—
Total	$287,338	$6,422	$25,215	$255,701	$—

(a)Interest obligations represent payments related to our long-term debt outstanding at June 28, 2023. For long-term debt with variable rates, we have used the rate applicable at June 28, 2023 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 28, 2023, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of June 28, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,814	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,417	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$26,000	(1)	$3,366	3.09%
Total			$196,000		$10,597

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into an amendment of its credit facility. The amendment transitions our credit facility benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR, as such the fixed rate in the table above has been adjusted to the appropriate fixed rate. The conversion to Adjusted Daily Simple SOFR is not expected to have a material impact on the Company's consolidated financial position or results of operations.

As of June 28, 2023, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 80% of total debt. Based on the levels of borrowings under the credit facility at June 28, 2023, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.4 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 28, 2023, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 28, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 30, 2023 - April 26, 2023	328	$11.08	328	$139,924
April 27, 2023 - May 24, 2023	374	10.90	374	$135,833
May 25, 2023 - June 28, 2023	222	11.68	222	$133,138
Total	924	$11.15	924
(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 28, 2023, we purchased 0.9 million shares of our common stock for an aggregate consideration of $10.4 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 28, 2023, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

DENNY'S CORPORATION

Date:	August 1, 2023	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	August 1, 2023	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller