Form 10-Q
period 2023-09-27
DENNY'S Corp
filed 2023-10-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2023
or
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
Yes ☐   No  ☒

As of October 26, 2023, 53,085,444 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 27, 2023	December 28, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,022	$3,523
Investments	1,255	1,746
Receivables, net	16,950	25,576
Inventories	2,354	5,538
Assets held for sale	1,557	1,403
Prepaid and other current assets	11,816	12,529
Total current assets	34,954	50,315
Property, net of accumulated depreciation of $158,275 and $153,334, respectively	91,248	94,469
Finance lease right-of-use assets, net of accumulated amortization of $9,205 and $9,847, respectively	5,988	6,499
Operating lease right-of-use assets, net	119,436	126,065
Goodwill	72,142	72,740
Intangible assets, net	93,845	95,034
Deferred financing costs, net	1,861	2,337
Other noncurrent assets	60,361	50,876
Total assets	$479,835	$498,335
Liabilities
Current liabilities:
Current finance lease liabilities	$1,393	$1,683
Current operating lease liabilities	14,917	15,310
Accounts payable	15,560	19,896
Other current liabilities	59,071	56,762
Total current liabilities	90,941	93,651
Long-term liabilities:
Long-term debt	248,100	261,500
Noncurrent finance lease liabilities	9,094	9,555
Noncurrent operating lease liabilities	117,027	123,404
Liability for insurance claims, less current portion	6,693	7,324
Deferred income taxes, net	12,867	7,419
Other noncurrent liabilities	30,911	32,598
Total long-term liabilities	424,692	441,800
Total liabilities	515,633	535,451
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 27, 2023: 65,711 shares issued and 54,031 outstanding; December 28, 2022: 64,998 shares issued and 56,728 shares outstanding	$657	$650
Paid-in capital	147,393	142,136
Deficit	(24,686)	(41,729)
Accumulated other comprehensive loss, net	(27,760)	(42,697)
Treasury stock, at cost, 11,680 and 8,270 shares, respectively	(131,402)	(95,476)
Total shareholders' deficit	(35,798)	(37,116)
Total liabilities and shareholders' deficit	$479,835	$498,335

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$53,153	$52,211	$161,486	$145,354
Franchise and license revenue	61,030	65,245	187,083	190,226
Total operating revenue	114,183	117,456	348,569	335,580
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	13,587	14,462	41,796	38,874
Payroll and benefits	19,754	20,176	60,482	55,598
Occupancy	4,182	4,294	12,381	11,316
Other operating expenses	8,370	9,519	24,294	26,116
Total costs of company restaurant sales, excluding depreciation and amortization	45,893	48,451	138,953	131,904
Costs of franchise and license revenue, excluding depreciation and amortization	29,810	34,579	92,657	100,513
General and administrative expenses	18,237	16,607	58,515	50,188
Depreciation and amortization	3,605	3,914	10,878	11,052
Operating (gains), losses and other charges, net	2,620	(1,897)	2,467	(1,051)
Total operating costs and expenses, net	100,165	101,654	303,470	292,606
Operating income	14,018	15,802	45,099	42,974
Interest expense, net	4,381	3,691	13,288	9,529
Other nonoperating expense (income), net	43	(10,461)	9,470	(49,871)
Income before income taxes	9,594	22,572	22,341	83,316
Provision for income taxes	1,686	5,489	5,298	21,375
Net income	$7,908	$17,083	$17,043	$61,941

Net income per share - basic	$0.14	$0.29	$0.30	$1.01
Net income per share - diluted	$0.14	$0.29	$0.30	$1.00

Basic weighted average shares outstanding	55,869	59,020	56,764	61,558
Diluted weighted average shares outstanding	56,082	59,040	56,973	61,686

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Net income	$7,908	$17,083	$17,043	$61,941
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $4, $8, $30 and $23, respectively	9	23	86	69
Changes in the fair value of cash flow hedges, net of tax of $4,597, $956, $5,893 and $3,242, respectively	13,516	2,868	17,328	9,723
Reclassification of cash flow hedges to interest expense, net of tax of $(352), $27, $(901) and $455, respectively	(1,034)	80	(2,650)	1,363
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $24, $3, $59 and $4, respectively	70	7	173	12
Other comprehensive income	12,561	2,978	14,937	11,167
Total comprehensive income	$20,469	$20,061	$31,980	$73,108

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended September 27, 2023 and September 28, 2022
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)
Net income	—	—	—	—	—	7,908	—	7,908
Other comprehensive income	—	—	—	—	—	—	12,561	12,561
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,887	—	—	2,887
Purchase of treasury stock, including excise tax	—	—	(1,680)	(16,536)	—	—	—	(16,536)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Balance, September 27, 2023	65,711	$657	(11,680)	$(131,402)	$147,393	$(24,686)	$(27,760)	$(35,798)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 29, 2022	64,998	$650	(6,654)	$(79,841)	$138,347	$(71,583)	$(46,281)	$(58,708)
Net income	—	—	—	—	—	17,083	—	17,083
Other comprehensive income	—	—	—	—	—	—	2,978	2,978
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,887	—	—	1,887
Purchase of treasury stock	—	—	(843)	(7,870)	—	—	—	(7,870)
Balance, September 28, 2022	64,998	$650	(7,497)	$(87,711)	$140,234	$(54,500)	$(43,303)	$(44,630)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 27, 2023 and September 28, 2022
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	17,043	—	17,043
Other comprehensive income	—	—	—	—	—	—	14,937	14,937
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	5,264	—	—	5,264
Purchase of treasury stock, including excise tax	—	—	(3,410)	(35,926)	—	—	—	(35,926)
Issuance of common stock for share-based compensation	713	7	—	—	(7)	—	—	—
Balance, September 27, 2023	65,711	$657	(11,680)	$(131,402)	$147,393	$(24,686)	$(27,760)	$(35,798)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	61,941	—	61,941
Other comprehensive income	—	—	—	—	—	—	11,167	11,167
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	4,646	—	—	4,646
Purchase of treasury stock	—	—	(5,507)	(57,119)	—	—	—	(57,119)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, September 28, 2022	64,998	$650	(7,497)	$(87,711)	$140,234	$(54,500)	$(43,303)	$(44,630)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 27, 2023	September 28, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$17,043	$61,941
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,878	11,052
Operating (gains), losses and other charges, net	2,467	(1,051)
Losses (gains) and amortization on interest rate swaps, net	10,838	(52,678)
Amortization of deferred financing costs	476	475
(Gains) losses on investments	(59)	289
Gains on early termination of debt and leases	—	(29)
Deferred income tax expense	369	15,669
Share-based compensation expense	8,477	9,467
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	8,235	(4,788)
Inventories	3,184	(3,866)
Prepaids and other current assets	712	1,683
Other noncurrent assets	(902)	3,189
Operating lease assets and liabilities	(479)	(560)
Accounts payable	(7,079)	(3,115)
Other accrued liabilities	(1,319)	(3,483)
Other noncurrent liabilities	(2,073)	(9,245)
Net cash flows provided by operating activities	50,768	24,950
Cash flows from investing activities:
Capital expenditures	(5,499)	(10,146)
Acquisition of restaurant and real estate	(1,227)	(750)
Acquisition of Keke's Breakfast Cafe	—	(81,500)
Initial operating lease direct costs	(400)	—
Proceeds from sales of restaurants, real estate and other assets	3,161	4,114
Investment purchases	(1,300)	(1,200)
Proceeds from sale of investments	1,850	1,700
Refund of deposits for real estate acquisitions	—	3,624
Collections on notes receivable	391	184
Net cash flows used in investing activities	(3,024)	(83,974)
Cash flows from financing activities:
Revolver borrowings	100,300	156,325
Revolver payments	(113,700)	(59,825)
Repayments of finance leases	(1,359)	(1,513)
Tax withholding on share-based payments	(3,007)	(4,781)
Purchase of treasury stock	(35,415)	(57,460)
Net bank overdrafts	2,936	—
Net cash flows (used in) provided by financing activities	(50,245)	32,746
Decrease in cash and cash equivalents	(2,501)	(26,278)
Cash and cash equivalents at beginning of period	3,523	30,624
Cash and cash equivalents at end of period	$1,022	$4,346

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of September 27, 2023, the Company consisted of 1,644 restaurants, 1,570 of which were franchised/licensed restaurants and 74 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. As of September 27, 2023, the Denny's brand consisted of 1,588 restaurants, 1,522 of which were franchised/licensed restaurants and 66 of which were company operated. At September 27, 2023, the Keke's brand consisted of 56 restaurants, 48 of which were franchised restaurants and eight of which were company operated.

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

Note 3.     Receivables

Receivables consisted of the following:

	September 27, 2023	December 28, 2022
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,544	$13,314
Notes and loan receivables from franchisees	486	6,731
Vendor receivables	1,677	3,466
Credit card receivables	645	896
Other	1,795	1,545
Allowance for doubtful accounts	(197)	(376)
Total receivables, net	$16,950	$25,576

Note 4.    Goodwill and Intangible Assets

The following table reflects the changes in carrying amount of goodwill:

		September 27, 2023
		(In thousands)
Balance, beginning of year		$72,740
Reclassifications to assets held for sale		(598)
Balance, end of period		$72,142

Goodwill by segment consisted of the following:
	September 27, 2023	December 28, 2022
	(In thousands)
Denny’s	$37,527	$37,527
Other	34,615	35,213
Total goodwill	$72,142	$72,740

Intangible assets consisted of the following:

	September 27, 2023		December 28, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,594	5,495	10,489	5,697
Franchise agreements	10,700	761	10,700	265
Intangible assets, net	$100,101	$6,256	$100,996	$5,962

Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.2 million for the quarter and year-to-date period ended September 27, 2023, respectively. Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.1 million for the quarter and year-to-date period ended September 28, 2022, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 27, 2023	December 28, 2022
	(In thousands)
Accrued payroll	$15,313	$17,903
Current portion of liability for insurance claims	3,448	3,492
Accrued taxes	6,068	4,452
Accrued advertising	7,906	6,069
Gift cards	5,720	7,675
Accrued legal settlements	5,708	5,446
Accrued interest	4,513	1,142
Other	10,395	10,583
Other current liabilities	$59,071	$56,762

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 27, 2023:
Deferred compensation plan investments (1)	$11,211	$11,211	$—	$—
Interest rate swaps (2)	27,324	—	27,324	—
Investments (3)	1,255	—	1,255	—
Total	$39,790	$11,211	$28,579	$—

Fair value measurements as of December 28, 2022:
Deferred compensation plan investments (1)	$10,818	$10,818	$—	$—
Interest rate swaps (2)	20,047	—	20,047	—
Investments (3)	1,746	—	1,746	—
Total	$32,611	$10,818	$21,793	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges for the Quarter Ended September 27, 2023
	(In thousands)
Fair value measurements as of September 27, 2023:
Assets held and used (1)	$—	$1,711

(1)	As of September 27, 2023, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets, goodwill and intangible assets. During the quarter and year-to-date period ended September 27, 2023, we recognized impairment charges of $1.7 million and $1.8 million, respectively, related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

The Company and certain of its subsidiaries have a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The maturity date for the credit facility is August 26, 2026. The credit facility includes an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. On March 31, 2023, the credit facility was amended to change the benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 27, 2023.

As of September 27, 2023, we had outstanding revolver loans of $248.1 million and outstanding letters of credit under the credit facility of $11.5 million. These balances resulted in unused commitments of $140.4 million as of September 27, 2023 under the credit facility.

As of September 27, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.66% and 6.37% as of September 27, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.28% and 5.31% as of September 27, 2023 and December 28, 2022, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of September 27, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,937	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,851	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$31,000	(1)	$19,536	3.09%
Total			$201,000		$27,324

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into amendments of its credit facility and interest rate swaps. The amendments transition our credit facility and interest rate swap benchmark interest rates from LIBOR to Adjusted Daily Simple SOFR, as such the fixed rates in the table above have been adjusted to the appropriate fixed rates. The conversion to Adjusted Daily Simple SOFR did not have a material impact on the Company's consolidated financial position or results of operations.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. We received $1.5 million of cash as a result of the termination which is recorded as a component of operating activities in our Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2023.

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

As of September 27, 2023, the fair value of the swaps designated as cash flow hedges was an asset of $27.3 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. We expect to reclassify $5.9 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Operations related to swaps designated as cash flow hedges during the next 12 months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Operations. For the year-to-date period ended September 27, 2023, we recorded expense of $10.6 million, and for the quarter and year-to-date period ended September 28, 2022, we recorded income of $10.8 million and $52.7 million, respectively, as a component of other nonoperating expense (income), net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At September 27, 2023, we had a total of $64.3 million (before taxes) included in accumulated other comprehensive loss, net related to i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Operations as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date period ended September 27, 2023, we recorded unrealized losses of $0.1 million and $0.2 million, respectively, to interest expense, net. For the quarter and year-to-date period ended September 28, 2022, we recorded unrealized losses of less than $0.1 million to interest expense, net. We expect to amortize $0.6 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Operations related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Company restaurant sales	$53,153	$52,211	$161,486	$145,354
Franchise and license revenue:
Royalties	29,703	28,992	90,106	84,276
Advertising revenue	19,297	18,950	58,818	56,642
Initial and other fees	3,388	7,749	10,994	20,035
Occupancy revenue	8,642	9,554	27,165	29,273
Franchise and license revenue	61,030	65,245	187,083	190,226
Total operating revenue	$114,183	$117,456	$348,569	$335,580

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Operating lease revenue	$6,461	$7,074	$20,015	$21,745
Variable lease revenue	2,181	2,480	7,150	7,528
Total occupancy revenue	$8,642	$9,554	$27,165	$29,273

Balances related to contracts with customers consist of receivables, contract assets, deferred franchise revenue and deferred gift card revenue. See Note 3 for details on our receivables.
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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 28, 2022	$20,751
Fees received from franchisees	1,243
Revenue recognized (1)	(2,387)
Balance, September 27, 2023	19,607
Less current portion included in other current liabilities	2,179
Deferred franchise revenue included in other noncurrent liabilities	$17,428
(1)    Of this amount $2.0 million was included in the deferred franchise revenue balance as of December 28, 2022.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 28, 2022	$5,361
Franchisee deferred costs	2,371
Contract asset amortization	(1,032)
Balance, September 27, 2023	6,700
Less current portion included in other current assets	1,016
Contract assets included in other noncurrent assets	$5,684

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $1.7 million and $4.6 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended September 27, 2023, respectively. We recognized $5.8 million and $13.8 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended September 28, 2022, respectively. As of September 27, 2023, we had $0.8 million in inventory and $0.6 million in receivables related to the purchased equipment. As of December 28, 2022, we had $3.6 million in inventory and $6.6 million in receivables related to the kitchen equipment rollout.

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 27, 2023 and December 28, 2022 was $5.7 million and $7.7 million, respectively. During the year-to-date period ended September 27, 2023, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Gains on sales of assets and other, net	$(88)	$(3,066)	$(2,132)	$(3,311)
Restructuring charges and exit costs	997	472	2,759	1,297
Impairment charges	1,711	697	1,840	963
Operating (gains), losses and other charges, net	$2,620	$(1,897)	$2,467	$(1,051)

During the year-to-date period ended September 27, 2023, gains on sales of assets and other, net were primarily related to the sale of three parcels of real estate. During the quarter and year-to-date period ended September 28, 2022, gains on sales of assets and other, net were primarily related to the sale of two parcels of real estate.

As of September 27, 2023, we had recorded assets held for sale at the lesser of the carrying value or fair value amount of $1.6 million (consisting of property of $0.9 million, goodwill of $0.6 million and other assets of $0.1 million) related to one parcel of real estate and three Keke's restaurants. As of December 28, 2022, we had recorded assets held for sale at their carrying amount of $1.4 million (consisting of property of $1.1 million and other assets of $0.3 million) related to four parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Exit costs	$12	$38	$64	$88
Severance and other restructuring charges	985	434	2,695	1,209
Total restructuring charges and exit costs	$997	$472	$2,759	$1,297

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of September 27, 2023 and December 28, 2022, we had accrued severance and other restructuring charges of $2.1 million and $0.7 million, respectively. The balance as of September 27, 2023 is expected to be paid primarily during the next 12 months.

We recorded impairment charges of $1.7 million and $1.8 million related to property and right-of-use assets for the quarter and year-to-date period ended September 27, 2023, respectively, resulting from our assessment of underperforming restaurants and assets being classified as held for sale. The $1.7 million included $0.9 million related to property and $0.8 million related to operating lease right-of-use assets. The $1.8 million included $1.0 million related to property and $0.8 million related to operating lease right-of-use assets.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Employee share awards	$2,659	$1,706	$7,793	$8,784
Restricted stock units for board members	205	241	684	683
Total share-based compensation	$2,864	$1,947	$8,477	$9,467

Employee Share Awards

During the year-to-date period ended September 27, 2023, we granted certain employees 0.3 million performance share units ("PSUs") with a weighted average grant date fair value of $18.39 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million PSUs with a weighted average grant date fair value of $11.90 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 29, 2022 and ending December 31, 2025. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award). We recognize compensation cost associated with 0.5 million of these PSU awards over the entire performance period on a straight-line basis, with compensation cost for the remaining 0.1 million PSU awards recognized on a graded-vesting basis due to the accelerated vesting terms for certain retirement eligible individuals.

During the year-to-date period ended September 27, 2023, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $11.83 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 29, 2022 and ending December 31, 2025. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended September 27, 2023, we issued 0.5 million shares of common stock related to vested PSUs and RSUs. In addition, 0.3 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of September 27, 2023, we had $16.3 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 1.9 years.

Restricted Stock Units for Board Members

During the year-to-date period ended September 27, 2023, we granted less than 0.1 million RSUs (which are equity classified) with a grant date fair value of $10.71 per unit to non-employee members of our Board of Directors. The RSUs vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the year-to-date period ended September 27, 2023, 0.2 million RSUs were converted into shares of common stock.

As of September 27, 2023, we had $0.5 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 11.     Income Taxes

The effective income tax rate was 17.6% for the quarter and 23.7% for the year-to-date period ended September 27, 2023, compared to 24.3% and 25.7% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date period ended September 27, 2023 included discrete items relating to share-based compensation of (2.5)% and 0.4%, respectively.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands, except per share amounts)
Net income	$7,908	$17,083	$17,043	$61,941

Weighted average shares outstanding - basic	55,869	59,020	56,764	61,558
Effect of dilutive share-based compensation awards	213	20	209	128
Weighted average shares outstanding - diluted	56,082	59,040	56,973	61,686

Net income per share - basic	$0.14	$0.29	$0.30	$1.01
Net income per share - diluted	$0.14	$0.29	$0.30	$1.00

Anti-dilutive share-based compensation awards	735	641	788	737

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

During the year-to-date period ended September 27, 2023, we repurchased a total of 3.4 million shares of our common stock for $35.9 million, including excise taxes. This brings the total amount repurchased under the current authorization to $133.4 million, leaving $116.6 million that can be used to repurchase our common stock under this authorization as of September 27, 2023. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

As of September 27, 2023, 11.7 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)
Amortization of net loss (1)	116	—	116
Changes in the fair value of cash flow hedges	—	23,221	23,221
Reclassification of cash flow hedges to interest expense, net (2)	—	(3,551)	(3,551)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	232	232
Income tax expense related to items of other comprehensive income (loss)	(30)	(5,051)	(5,081)
Balance as of September 27, 2023	$(469)	$(27,291)	$(27,760)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Operations during the year-to-date period ended September 27, 2023.
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

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 27, 2023	September 28, 2022
	(In thousands)
Income taxes paid, net	$6,531	$6,161
Interest paid	$9,346	$9,117

Noncash investing and financing activities:
Business acquisition payable	$—	$1,000
Accrued purchase of property	$102	$—
Issuance of common stock, pursuant to share-based compensation plans	$5,638	$9,547
Receipt of real estate receivable	$—	$3,000
Execution of finance leases	$593	$506
Treasury stock payable	$1,053	$292

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

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Revenues by operating segment:	(In thousands)
Denny’s	$109,136	$113,725	$332,952	$331,849
Other	5,047	3,731	15,617	3,731
Total operating revenue	$114,183	$117,456	$348,569	$335,580

Segment income:
Denny’s	$36,944	$33,227	$111,525	$101,964
Other	1,536	1,199	5,434	1,199
Total restaurant-level operating margin	$38,480	$34,426	$116,959	$103,163

General and administrative expenses	$18,237	$16,607	$58,515	$50,188
Depreciation and amortization	3,605	3,914	10,878	11,052
Operating (gains), losses and other charges, net	2,620	(1,897)	2,467	(1,051)
Total other operating expenses	24,462	18,624	71,860	60,189
Operating income	14,018	15,802	45,099	42,974
Interest expense, net	4,381	3,691	13,288	9,529
Other nonoperating expense (income), net	43	(10,461)	9,470	(49,871)
Income before income taxes	9,594	22,572	22,341	83,316
Provision for income taxes	1,686	5,489	5,298	21,375
Net income	$7,908	$17,083	$17,043	$61,941

	September 27, 2023	December 28, 2022
Segment assets:	(In thousands)
Denny’s	$376,123	$394,051
Other	103,712	104,284
Total assets	$479,835	$498,335

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements and the notes thereto that appear elsewhere in this report and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: economic, public health and political conditions that impact consumer confidence and spending; commodity and labor inflation; the ability to effectively staff restaurants and support personnel; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2022 and in the Company's subsequent quarterly reports on Form 10-Q.

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of September 27, 2023, the Denny's brand consisted of 1,588 restaurants, 1,522 of which were franchised/licensed restaurants and 66 of which were company operated. At September 27, 2023, the Keke's brand consisted of 56 restaurants, 48 of which were franchised restaurants and eight of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. We completed the acquisition of Keke's on July 20, 2022. Total revenues at Keke’s for the quarter and three quarters ended September 27, 2023 represented less than 5% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Information discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Denny’s brand unless otherwise noted.

Statements of Operations

The following table contains information derived from our Consolidated Statements of Operations expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 27, 2023		September 28, 2022		September 27, 2023		September 28, 2022
	(In thousands)
Revenue:
Company restaurant sales	$53,153	46.6%	$52,211	44.5%	$161,486	46.3%	$145,354	43.3%
Franchise and license revenue	61,030	53.4%	65,245	55.5%	187,083	53.7%	190,226	56.7%
Total operating revenue	114,183	100.0%	117,456	100.0%	348,569	100.0%	335,580	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	13,587	25.6%	14,462	27.7%	41,796	25.9%	38,874	26.7%
Payroll and benefits	19,754	37.2%	20,176	38.6%	60,482	37.5%	55,598	38.3%
Occupancy	4,182	7.9%	4,294	8.2%	12,381	7.7%	11,316	7.8%
Other operating expenses	8,370	15.7%	9,519	18.2%	24,294	15.0%	26,116	18.0%
Total costs of company restaurant sales, excluding depreciation and amortization	45,893	86.3%	48,451	92.8%	138,953	86.0%	131,904	90.7%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	29,810	48.8%	34,579	53.0%	92,657	49.5%	100,513	52.8%
General and administrative expenses	18,237	16.0%	16,607	14.1%	58,515	16.8%	50,188	15.0%
Depreciation and amortization	3,605	3.2%	3,914	3.3%	10,878	3.1%	11,052	3.3%
Operating (gains), losses and other charges, net	2,620	2.3%	(1,897)	(1.6)%	2,467	0.7%	(1,051)	(0.3)%
Total operating costs and expenses, net	100,165	87.7%	101,654	86.5%	303,470	87.1%	292,606	87.2%
Operating income	14,018	12.3%	15,802	13.5%	45,099	12.9%	42,974	12.8%
Interest expense, net	4,381	3.8%	3,691	3.1%	13,288	3.8%	9,529	2.8%
Other nonoperating expense (income), net	43	0.0%	(10,461)	(8.9)%	9,470	2.7%	(49,871)	(14.9)%
Income before income taxes	9,594	8.4%	22,572	19.2%	22,341	6.4%	83,316	24.8%
Provision for income taxes	1,686	1.5%	5,489	4.7%	5,298	1.5%	21,375	6.4%
Net income	$7,908	6.9%	$17,083	14.5%	$17,043	4.9%	$61,941	18.5%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(Dollars in thousands)
Denny's
Company average unit sales	$755	$766	$2,303	$2,209
Franchise average unit sales	$458	$435	$1,376	$1,281
Company equivalent units (a)	66	65	65	64
Franchise equivalent units (a)	1,523	1,560	1,525	1,566
Company same-store sales (decrease) increase vs. prior year (b)(c)	(1.4)%	7.1%	4.1%	12.1%
Domestic franchise same-store sales increase vs. prior year (b)(c)	2.1%	1.1%	4.3%	7.6%

Keke's (d)
Company average unit sales	$429	$334	$1,354	$334
Franchise average unit sales	$430	$349	$1,397	$349
Company equivalent units (a)	8	6	8	2
Franchise equivalent units (a)	48	34	47	11
Company same-store sales decrease (b)	(3.4)%	N/A	(3.4)%	N/A
Franchise same-store sales decrease (b)	(5.3)%	N/A	(5.3)%	N/A

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2023 comparable units.
(d)Effective July 20, 2022, the Company acquired Keke's, as such data for the quarter and year-to-date period ended September 28, 2022 only represent post-acquisition results.

Unit Activity	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Denny's
Company restaurants, beginning of period	66	65	66	65
Units acquired from franchisees	—	1	—	1
End of period	66	66	66	66

Franchised and licensed restaurants, beginning of period	1,525	1,566	1,536	1,575
Units opened	7	7	21	16
Units acquired by Company	—	(1)	—	(1)
Units closed	(10)	(25)	(35)	(43)
End of period	1,522	1,547	1,522	1,547
Total restaurants, end of period	1,588	1,613	1,588	1,613

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Keke's
Company restaurants, beginning of period	8	—	8	—
Units acquired	—	8	—	8
End of period	8	8	8	8

Franchised restaurants, beginning of period	47	—	46	—
Units opened	1	1	2	1
Units acquired	—	44	—	44
End of period	48	45	48	45
Total restaurants, end of period	56	53	56	53

Company Restaurant Operations

Company restaurant sales increased $0.9 million, or 1.8%, for the quarter ended September 27, 2023 and $16.1 million, or 11.1%, year-to-date compared to the prior year periods. Company sales from Keke's increased $0.8 million and $8.1 million during the quarter and year-to-date period ended September 27, 2023, respectively, as a result of its acquisition on July 20, 2022. The increases in Denny's sales were primarily driven by increases in guest check average resulting from price increases to partially offset inflationary costs and one additional equivalent unit during the quarter and year-to-date period ended September 27, 2023. Denny's same-store sales decreased 1.4% for the current quarter and increased 4.1% year-to-date as compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 86.3% for the quarter ended September 27, 2023 and 86.0% year-to-date compared to 92.8% and 90.7% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.6% for the quarter ended September 27, 2023 and 25.9% year-to-date compared to 27.7% and 26.7% for the prior year periods, respectively, primarily due to increased pricing for both the quarter and year-to-date period, partially offset by higher commodity costs for the year-to-date period.

Payroll and benefits as a percentage of company restaurant sales were 37.2% for the quarter ended September 27, 2023 and 37.5% year-to-date compared to 38.6% and 38.3%, respectively, in the prior year periods. The current quarter decreased as a percentage of company restaurant sales primarily due to a 0.6 percentage point decrease in incentive compensation. The year-to-date decrease was primarily due to a 0.8 percentage point decrease in payroll costs due to the leveraging effect of higher sales and a 0.4 percentage point decrease in incentive compensation. The decrease was partially offset by a 0.5 percentage point increase in workers' compensation costs primarily resulting from positive claims development in the prior year period.

Occupancy costs as a percentage of company restaurant sales were 7.9% for the quarter ended September 27, 2023 and 7.7% year-to-date compared to 8.2% and 7.8%, respectively, in the prior year periods. The current quarter decrease as a percentage of company restaurant sales was primarily due to a 0.8 percentage point decrease in general liability insurance costs resulting from negative claims development in the prior year period, partially offset by a 0.4 percentage point increase in rents and property taxes. The year-to-date decrease as a percentage of company restaurant sales was primarily due to a 0.5 percentage point decrease in general liability costs primarily resulting from negative claims development in the prior year period, partially offset by a 0.4 percentage point increase in rents and property taxes.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 27, 2023		September 28, 2022		September 27, 2023		September 28, 2022
	(In thousands)
Utilities	$2,120	4.0%	$1,984	3.8%	$6,037	3.7%	$5,211	3.6%
Repairs and maintenance	996	1.9%	1,089	2.1%	2,667	1.7%	2,803	1.9%
Marketing	1,393	2.6%	1,340	2.6%	4,207	2.6%	3,877	2.7%
Legal settlements	245	0.5%	1,567	3.0%	475	0.3%	4,223	2.9%
Other direct costs	3,616	6.8%	3,539	6.8%	10,908	6.8%	10,002	6.9%
Other operating expenses	$8,370	15.7%	$9,519	18.2%	$24,294	15.0%	$26,116	18.0%

Other operating expenses were lower as a percentage of company restaurant sales as compared to the prior year periods primarily due to unfavorable developments in certain legal claims during the prior year periods.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 27, 2023		September 28, 2022		September 27, 2023		September 28, 2022
	(In thousands)
Royalties	$29,703	48.7%	$28,992	44.4%	$90,106	48.2%	$84,276	44.3%
Advertising revenue	19,297	31.6%	18,950	29.0%	58,818	31.4%	56,642	29.8%
Initial and other fees	3,388	5.6%	7,749	11.9%	10,994	5.9%	20,035	10.5%
Occupancy revenue	8,642	14.2%	9,554	14.6%	27,165	14.5%	29,273	15.4%
Franchise and license revenue	$61,030	100.0%	$65,245	100.0%	$187,083	100.0%	$190,226	100.0%

Advertising costs	$19,297	31.6%	$18,950	29.0%	$58,818	31.4%	$56,642	29.8%
Occupancy costs	5,389	8.8%	5,910	9.1%	16,853	9.0%	18,351	9.6%
Other direct costs	5,124	8.4%	9,719	14.9%	16,986	9.1%	25,520	13.4%
Costs of franchise and license revenue	$29,810	48.8%	$34,579	53.0%	$92,657	49.5%	$100,513	52.8%

Franchise and license revenue decreased $4.2 million, or 6.5%, for the quarter ended September 27, 2023 and decreased $3.1 million, or 1.7%, year-to-date compared to the prior year periods. Royalties increased $0.7 million, or 2.5%, and $5.8 million, or 6.9%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. Royalties from Keke's franchise restaurants increased $0.3 million and $2.9 million during the quarter and year-to-date period ended September 27, 2023, respectively, as a result of its acquisition on July 20, 2022. The increase in royalties also includes Denny's domestic franchise same-store sales increases of 2.1% for the current quarter and 4.3% year-to-date as compared to the prior year periods. These increases were partially offset by the impacts of fewer Denny's franchise equivalent units for the current quarter and year-to-date period.

Advertising revenue increased $0.3 million, or 1.8%, for the current quarter and $2.2 million, or 3.8%, year-to-date compared to the prior year periods. The increases in advertising revenue also include the impact from the 2.1% and 4.3% increases in Denny's franchise domestic same-store sales for the current quarter and year-to-date period, respectively, compared to the prior year periods. The increases during the current quarter and year-to-date period were also partially due to $0.2 million and $0.4 million collected from Keke's franchise restaurants, respectively. These increases were partially offset by the impact of fewer Denny's franchise equivalent units for the current quarter and year-to-date period.

Initial and other fees decreased $4.4 million, or 56.3%, for the quarter ended September 27, 2023 and $9.0 million, or 45.1%, year-to-date compared to the prior year periods. The decreases in initial and other fees primarily resulted from a $4.2 million and $9.2 million decrease in revenue from the sale of equipment to franchisees during the current quarter and year-to-date period, respectively, as our kitchen modernization program has been substantially completed. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.9 million, or 9.5%, for the current quarter and $2.1 million, or 7.2%, year-to-date compared to the prior year periods, primarily due to lease terminations.

Costs of franchise and license revenue decreased $4.8 million, or 13.8%, for the quarter ended September 27, 2023 and $7.9 million, or 7.8%, year-to-date compared to the prior year periods. Advertising costs increased $0.3 million, or 1.8%, for the current quarter and $2.2 million, or 3.8%, year-to-date, which corresponds to the related advertising revenue increase noted above. Occupancy costs decreased $0.5 million, or 8.8%, for the current quarter and $1.5 million, or 8.2%, year-to-date compared to the prior year periods, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs decreased $4.6 million, or 47.3%, for the current quarter and $8.5 million, or 33.4%, year-to-date compared to the prior year periods. The decreases in other direct franchise costs were primarily due to a decrease of $4.2 million of expense for the current quarter and $9.2 million of expense year-to-date related to the cost of equipment sold to franchisees as mentioned above. Additionally, other direct franchise costs included an increase of $0.4 million and $0.7 million in franchise administrative costs for the current quarter and year-to-date period, respectively. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 48.8% and 49.5% of franchise and license revenue for the quarter and year-to-date period ended September 27, 2023, respectively, from 53.0% and 52.8% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Corporate administrative expenses	$14,580	$13,758	$43,919	$38,303
Share-based compensation	2,864	1,947	8,477	9,467
Incentive compensation	1,049	1,187	5,335	4,945
Deferred compensation valuation adjustments	(256)	(285)	784	(2,527)
Total general and administrative expenses	$18,237	$16,607	$58,515	$50,188

Corporate administrative expenses increased $0.8 million for the quarter ended September 27, 2023 and $5.6 million for year-to-date period ended September 27, 2023 compared to the prior year periods. The increases were primarily due to compensation increases and administrative costs related to Keke's. Share-based compensation increased $0.9 million for the current quarter primarily due to having three long-term incentive plans vesting compared to two plans in the prior year quarter as a result of the 2020 long-term incentive plan fully vesting in May 2022. Share-based compensation decreased $1.0 million year-to-date primarily due to forfeitures. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Depreciation of property and equipment	$2,722	$2,944	$8,118	$8,293
Amortization of finance lease ROU assets	348	414	1,099	1,293
Amortization of intangible and other assets	535	556	1,661	1,466
Total depreciation and amortization expense	$3,605	$3,914	$10,878	$11,052

Depreciation and amortization expense decreased during the quarter and year-to-date period ended September 27, 2023, primarily due to certain assets becoming fully depreciated.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Gains on sales of assets and other, net	$(88)	$(3,066)	$(2,132)	$(3,311)
Restructuring charges and exit costs	997	472	2,759	1,297
Impairment charges	1,711	697	1,840	963
Operating (gains), losses and other charges, net	$2,620	$(1,897)	$2,467	$(1,051)

Gains on sales of assets and other, net for the year-to-date period ended September 27, 2023 were primarily related to the sale of three parcels of real estate. Gains on sales of assets and other, net for the quarter and year-to-date period ended September 28, 2022 were primarily related to the sale of two parcels of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Exit costs	$12	$38	$64	$88
Severance and other restructuring charges	985	434	2,695	1,209
Total restructuring and exit costs	$997	$472	$2,759	$1,297

Total restructuring and exit costs increased $0.5 million and $1.5 million for the quarter and year-to-date period ended September 27, 2023, respectively. The current quarter and year-to-date increases were primarily due to severance costs related to changes in our leadership team.

We recorded impairment charges of $1.7 million (consisting of property and right-of-use assets) during the quarter ended September 27, 2023, resulting from our assessment of underperforming restaurants and recoverability of right-of-use assets. We recorded impairment charges of $0.7 million and $1.0 million (consisting of property and right-of-use assets) during the quarter and year-to-date period ended September 28, 2022, respectively, resulting from our assessment of underperforming restaurants and recoverability of right-of-use assets.

Operating income was $14.0 million for the current quarter and $45.1 million year-to-date compared to $15.8 million and $43.0 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
	(In thousands)
Interest on credit facility	$4,823	$2,637	$14,053	$4,666
Interest (income) expense on interest rate swaps	(1,386)	106	(3,551)	1,817
Interest on finance lease liabilities	529	581	1,618	1,783
Letters of credit and other fees	202	224	598	812
Interest income	(40)	(26)	(139)	(42)
Total cash interest, net	4,128	3,522	12,579	9,036
Amortization of deferred financing costs	159	158	476	475
Amortization of interest rate swap losses	93	10	231	16
Interest accretion on other liabilities	1	1	2	2
Total interest expense, net	$4,381	$3,691	$13,288	$9,529

Total cash interest expense, net increased by $0.6 million for the current quarter and $3.5 million year-to-date compared to the prior year periods. These increases were primarily due to increased average borrowings and higher average interest rates, partially offset by our effective interest rate swaps.

Other nonoperating expense (income), net was expense of less than $0.1 million for the current quarter and $9.5 million year-to-date, compared to income of $10.5 million and $49.9 million for the prior year periods, respectively. Other nonoperating expense for the current quarter primarily consisted of $0.1 million of losses on deferred compensation plan investments. The year-to-date period primarily consisted of $10.6 million of losses related to valuation adjustments for dedesignated interest rate hedges, partially offset by gains of $1.0 million on deferred compensation plan investments. Prior year other nonoperating income, net for the quarter primarily consisted of $10.8 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $0.3 million on deferred compensation plan investments. The prior year-to-date period primarily consisted of $52.7 million of gains on interest rate swap valuation adjustments, partially offset by $2.6 million of losses on deferred compensation plan investments.

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

Provision for income taxes was $1.7 million for the quarter ended September 27, 2023 and $5.3 million year-to-date, compared to $5.5 million and $21.4 million, respectively, for the prior year periods. The effective tax rate was 17.6% for the current quarter and 23.7% year-to-date, compared to 24.3% and 25.7% for the prior year periods. The effective income tax rate for the quarter and year-to-date period ended September 27, 2023 included the impact of discrete items relating to share-based compensation of (2.5)% and 0.4%, respectively.

Net income was $7.9 million for the quarter ended September 27, 2023 and $17.0 million year-to-date compared to $17.1 million and $61.9 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, the repurchase of shares of our common stock, and in the prior year, the acquisition of Keke's.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 27, 2023	September 28, 2022
	(In thousands)
Net cash provided by operating activities	$50,768	$24,950
Net cash used in investing activities	(3,024)	(83,974)
Net cash (used in) provided by financing activities	(50,245)	32,746
Decrease in cash and cash equivalents	$(2,501)	$(26,278)

Net cash flows provided by operating activities were $50.8 million for the year-to-date period ended September 27, 2023 compared to $25.0 million for the year-to-date period ended September 28, 2022. The increase in net cash flows provided by operating activities was primarily due to the timing of inventory purchases, receivable collections, and accrual payments related to our franchise kitchen equipment project over the past two years. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $3.0 million for the year-to-date period ended September 27, 2023. These cash flows included capital expenditures of $5.5 million, investment purchases of $1.3 million, and a real estate acquisition of $1.2 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.1 million and net investment proceeds of $1.9 million. Net cash flows used in investing activities were $84.0 million for the year-to-date period ended September 28, 2022. These cash flows included $81.5 million for the acquisition of Keke's, $0.8 million for the acquisition of one Denny's franchised restaurant and capital expenditures of $10.1 million, partially offset by proceeds from the sale of two parcels of real estate of $4.1 million, real estate deposit refunds of $3.6 million and net investment proceeds of $0.5 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 27, 2023	September 28, 2022
	(In thousands)
Facilities	$3,199	$3,618
New construction	730	29
Remodeling	404	3,738
Information technology	732	2,246
Other	434	515
Capital expenditures	$5,499	$10,146

Net cash flows used in financing activities were $50.2 million for the year-to-date period ended September 27, 2023, including cash payments for stock repurchases of $35.4 million, payments of tax withholding on share-based compensation of $3.0 million and net long-term debt payments of $14.8 million, partially offset by net bank overdrafts of $2.9 million. Net cash flows provided by financing activities were $32.7 million for the year-to-date period ended September 28, 2022, which included net long-term debt borrowings of $95.0 million primarily for funding the Keke's acquisition, partially offset by cash payments for stock repurchases of $57.5 million and payments of tax withholding on share-based compensation of $4.8 million.

Our working capital deficit was $56.0 million at September 27, 2023 compared to $43.3 million at December 28, 2022, primarily due to a decrease in receivables and inventories related to our franchise equipment projects during the year-to-date period ended September 27, 2023. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 27, 2023.

As of September 27, 2023, we had outstanding revolver loans of $248.1 million and outstanding letters of credit under the credit facility of $11.5 million. These balances resulted in unused commitments of $140.4 million as of September 27, 2023 under the credit facility.

As of September 27, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25% and the commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.66% and 6.37% as of September 27, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.28% and 5.31% as of September 27, 2023 and December 28, 2022, respectively.

Technology Transformation Initiatives

The Company has committed to investing approximately $4 million toward a new cloud-based restaurant technology platform in domestic franchise restaurants, which will lay the foundation for future technology initiatives to further enhance the guest experience. We currently expect the rollout to occur in 2024 and 2025.
Contractual Obligations

Our future contractual obligations relating to long-term debt and related interest obligations as of September 27, 2023 are as follows:

		Payments Due by Period
		Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
		(In thousands)
	Long-term debt	$248,100	$—	$—	$248,100	$—
	Interest obligations (a)	37,457	3,243	25,474	8,740	—
	Total	$285,557	$3,243	$25,474	$256,840	$—

(a)
Interest obligations represent payments related to our long-term debt outstanding at September 27, 2023. For long-term debt with variable rates, we have used the rate applicable at September 27, 2023 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 27, 2023, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of September 27, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$4,937	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$2,851	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$31,000	(1)	$19,536	3.09%
Total			$201,000		$27,324

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into an amendment of its credit facility. The amendment transitions our credit facility benchmark interest rate from LIBOR to Adjusted Daily Simple SOFR, as such the fixed rates in the table above have been adjusted to the appropriate fixed rates. The conversion to Adjusted Daily Simple SOFR did not have a material impact on the Company's consolidated financial position or results of operations.

As of September 27, 2023, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 82% of total debt. Based on the levels of borrowings under the credit facility at September 27, 2023, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 27, 2023, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 27, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 29, 2023 - July 26, 2023	230	$11.47	230	$130,497
July 27, 2023 - August 23, 2023	475	10.29	475	$125,598
August 24, 2023 - September 27, 2023	975	9.04	975	$116,601
Total	1,680	$9.73	1,680
(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 27, 2023, we purchased 1.7 million shares of our common stock for an aggregate consideration of $16.5 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 27, 2023, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1
Denny's Corporation Executive Severance Pay Plan, effective August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on September 1, 2023).

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

DENNY'S CORPORATION

Date:	October 30, 2023	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	October 30, 2023	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller