Form 10-K
period 2023-12-27
DENNY'S Corp
filed 2024-02-26
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 27, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $568,815,497 as of June 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $12.22 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 22, 2024, 52,253,719 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or the “Company”, a Delaware corporation, is one of America’s largest franchised full-service restaurant chains. The Company owns and operates the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Cafe brand (“Keke’s”). As of December 27, 2023, the Company consisted of 1,631 restaurants, 1,558 of which were franchised/licensed restaurants and 73 of which were company operated.

The Denny’s Brand

Denny’s is known as “America’s Diner”, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new and innovative products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for nearly 70 years and is best known for its all day breakfast fare. The Grand Slam, one of our most popular menu items, was first introduced in 1977. Denny’s offers a wide selection of lunch and dinner items including entrees, burgers, sandwiches and salads, along with an assortment of appetizers and desserts. We have four dayparts, breakfast, lunch, dinner and late night, accounting for 27%, 36%, 21% and 16%, respectively, of average daily sales. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2023, 38% of an average week of sales occurred from Friday late night through Sunday lunch. Additionally, off-premises sales, including sales for delivery and through our two virtual brands, represented approximately 20% of total sales in 2023.

As of December 27, 2023, the Denny’s brand consisted of 1,573 franchised, licensed and company restaurants around the world, including 1,407 restaurants in the United States and 166 international restaurant locations. As of December 27, 2023, 1,508 of Denny’s restaurants were franchised or licensed, representing 96% of the total Denny’s restaurants, and 65 were company restaurants.

The Keke’s Brand

We acquired Keke's on July 20, 2022. Keke’s is a daytime eatery dedicated to providing a consistently outstanding breakfast experience through fresh food that is made to order, excellent service from a welcoming staff, and a clean and comfortable environment. Open daily from 7:00 a.m. to 2:30 p.m, Keke’s produces meals that are handmade using the best ingredients available, including fresh fruits and vegetables, and the highest quality bread and dairy products. In addition to Mornings from Scratch breakfast items, Keke’s also serves burgers, paninis, salads, and sandwiches. Approximately 48% of Keke’s total weekly sales occur on the weekends, and off-premises sales, including sales for delivery, represented approximately 14% of total sales in 2023.

As of December 27, 2023, the Keke’s brand consisted of 58 franchised and company restaurants in Florida, of which 50, representing 86% of total Keke’s restaurants, were franchised and eight were company restaurants.

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

References to the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Reference to “Denny’s” or “Keke’s” are references to the specific brand. Financial information about our operations, including our revenues and net income for the fiscal years ended December 27, 2023, December 28, 2022, and December 29, 2021, and our total assets as of December 27, 2023 and December 28, 2022, is included in our Consolidated Financial Statements.

Franchising and Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.50% of gross sales. Additionally, our franchisees are currently contributing up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 81% of our Denny’s franchised restaurants were operating under this traditional agreement as of December 27, 2023. License agreements for nontraditional locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our domestic contractual royalty rate averaged approximately 4.36% during 2023.

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

In addition to these incentive programs, we increased our domestic development commitments through our refranchising and development strategy implemented during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019. At December 27, 2023, we had approximately 78 domestic development commitments.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 27, 2023, we had potential to develop approximately 128 international franchised Denny’s restaurants with our current development partners in various locations including Canada, Central America, Indonesia, Mexico, the Middle East, the Philippines and the United Kingdom. The majority of these restaurants are expected to open over the next ten years. During 2023, we opened 11 international franchised locations, including five in the Philippines, four in Canada, one each in El Salvador and Puerto Rico.

While we anticipate the majority of the Denny’s restaurants related to various domestic and international development agreements will be opened generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

Franchise Focused Business Model

We expect the majority of our future restaurant openings and growth of the Denny’s brand to come primarily from the development of franchised restaurants. The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 27, 2023:

Number of Denny’s Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	79	38.0%	79	5.2%
Two to five	68	32.7%	215	14.3%
Six to ten	29	14.0%	227	15.0%
Eleven to twenty	16	7.7%	224	14.9%
Twenty-one to thirty-five	8	3.8%	230	15.3%
Thirty-six and over	8	3.8%	533	35.3%
Total	208	100.0%	1,508	100.0%

Keke’s Development
We anticipate the first few Keke’s restaurant openings outside of Florida will likely be company operated restaurants to prove the appeal of the brand in new markets. Similar to Denny’s, we expect the majority of our future Keke’s restaurant openings and growth of the brand to come primarily from the development of franchised restaurants. As of December 27, 2023, we had 14 development agreements for 94 Keke’s franchised restaurants.

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

Product Development and Marketing

The Denny’s name has been associated with high-quality, reasonably priced entrees, appetizers, desserts, and beverages which have appealed to guests across all generations for nearly 70 years. As a leading full-service family dining brand, we’ve developed a craveable, indulgent menu that forges brand loyalty, attracts new guests to Denny’s and establishes the framework for our primary marketing strategies.

Menu Offerings

As “America’s Diner,” Denny’s has created a menu featuring a large selection of craveable items served in a friendly and welcoming atmosphere for all guests. We offer a variety of options for breakfast, lunch, dinner and late-night including classic entrees, salads, appetizers, desserts and beverages. Most Denny’s restaurants also offer kid’s menus and senior specials. Continuous product innovation is essential to meeting the needs of our consumers, including new offerings within our core breakfast platform, adding value across signature bundles, such as Super Slam, and delivering crave-worthy core menu and limited-time-only recipes. Our Denny’s menu can be conveniently enjoyed by guests either in our restaurants, via takeout, curb-side or delivery through our Denny’s on Demand platform and third-party delivery providers.

Denny’s on Demand is our online ordering platform enabling our guests to order whatever they want, whenever they want. The new Denny’s mobile app, available for IOS and Android, provides a personalized online ordering experience. Guests can also order from Dennys.com. Both the mobile app and website make it easy for guests to order their favorite Denny’s items for takeout or delivery. Denny’s Rewards members can access their digital wallets to receive rewards and promotions, both in-restaurant, online and via the Denny’s mobile app.

Product Development

Denny’s, a consumer-driven brand focused on craveable food and hospitality, provides a variety of menu choices for any time of day in a warm and comfortable atmosphere. Our Product Development team innovates menu items that delight our guests. This team leverages insight from the most up-to-date trend data, primary and secondary qualitative and quantitative research, franchise expertise, vendor innovation and operator experiences. These insights come together to form the strategic foundation for menu architecture, pricing, promotion and advertising.

Before introducing a new menu item to market, we rigorously test it against consumer expectations. We ensure that our culinary standards, food science and technology efficiencies, nutritional analysis, financials and operational execution all meet the business requirements. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

We continually evolve our menu with new innovations and improvements to meet the ever-changing consumer needs.

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

In the United States, the majority of Denny’s products are purchased and distributed through McLane Company, Inc. under a long-term distribution contract. Outside the United States, we and our International Denny’s franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. Our international franchisees generally select and manage their own third-party suppliers and distributors, subject to our internal standards. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

We believe that satisfactory alternative sources of supplies are generally available for all of the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

We deploy national, local and co-operative marketing strategies to promote and amplify Denny’s brand strengths as “America’s Diner.” Through integrated marketing strategies, we promote our various breakfast, lunch, dinner, and late-night menu offerings and premium limited-time-only offerings as well as the convenience of online ordering and payment for takeout or delivery.

Through our marketing team, Denny’s anticipates consumer and market trends and fully leverages consumer insights to determine strategies for brand communication and demand generation. We participate in comprehensive, integrated marketing activities, including print, broadcast, radio, digital and social advertising; multicultural marketing; public relations and brand reputation; customer relationship management; field marketing; and national and local promotions.

Restaurant Operations

Management & Operations

We believe that the consistent and reliable execution of basic restaurant operations in each of our restaurants, whether it is company or franchised, is critical to our success. We expect both our company and franchised restaurants to maintain the same high brand standards. Our standards are, and have been, critical to Denny’s success. They include best in class quality and preparation of food, meeting and exceeding our guests’ expectations for service, cleanliness and value and providing a friendly experience at each restaurant.

Brand Protection, Quality & Regulatory Compliance

Maintaining brand standards is of the utmost importance for each of our brands. We pride ourselves in serving our guests food that is safe, wholesome and meets our quality standards. Our systems are based on Hazard Analysis and Critical Control Points (“HACCP”) principles. To ensure this basic expectation of our guests, we have systems in place that require solely the use of approved vendors and distributors which can meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Brand Standards.

Human Capital

Human capital management considerations are at the core of Our Guiding Principles, the drivers of which include leveraging our culture of belonging and the capability of our people to fuel brand performance and franchise success, as well as recruiting and equipping high quality restaurant operators to deliver great customer experiences. As of December 27, 2023, we had approximately 3,500 employees of whom approximately 3,100 were employees of our company-owned restaurants and approximately 400 were corporate employees at our restaurant support centers or in the field. Our commitments and progress towards executing this strategy in support of employee experience and performance are reflected below.

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

We are proud to offer Modern Health Mental Wellness benefits to all full-time employees and family members and a full featured Employee Assistance Program to all other employees. This confidential program is available 24/7 for personal or professional consultations. In addition, we provide our employees with access to a safe harbored 401(k) savings plan, tuition reimbursement, life insurance options, and a competitive vacation policy. Our compensation and performance evaluation systems are carefully designed to maintain pay equity by focusing pay decisions on experience and performance to ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our guests.

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

Additional components of our strategic areas of focus include:

Business Resource Leadership Groups

We have established seven business resource leadership groups for our employees to provide encouragement and an enhanced sense of belonging through informal mentoring, participation in professional and community events and access to personal and professional development and growth opportunities. Additionally, they help foster a more inclusive work environment, improve communication and trust among employees and enhance understanding of all employees about the value of diversity. The eight business resource groups include the African American Leadership Group, Asian American, Native Hawaiian, Pacific Islander Leadership Group, Emerging Leaders Group, Hispanic Leadership Group, LGBTQ+ Leadership Group, Veterans Leadership Group, Wellbeing Group, and Women’s Leadership Group.

Diversity Council

Our Diversity, Equity and Inclusion (“DEI”) Council collaborates on initiatives designed to renew our workplace and create business results that will increase and strengthen the reputations of our brands, guest satisfaction and market share. The council consists of 23 cross-functional members representing various positions throughout our organization, who serve as ambassadors, bridge builders, data collectors, educators, accountability partners and champions of DEI within our brands.

Diversity by the Numbers

Diverse team members make up approximately:

•75% of our total workforce and 80% of restaurant management
•63% of our domestic restaurants are owned by diverse franchisees
•21% of our domestic restaurants are owned by women who are actively engaged in the business
•Our Board of Directors consists of eight directors – 63% are from a diverse background and 63% are women
•6% of our domestic restaurants are owned by individuals who identify as members of the LGBTQ+ community

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

See “Risk Factors” for further information regarding Information Technology and “Cybersecurity” for further information regarding our approach to cybersecurity.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism); changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu or other viruses (such as COVID-19) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utility expenses and unfavorable weather. See “Risk Factors” for additional information.

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

Following the World Health Organization’s declaration of the COVID-19 pandemic on March 11, 2020, federal, state and local governments responded by implementing restrictions on travel, “stay at home” directives, “social distancing” guidance, limitations of dine-in food service, and mandated dining room closures which collectively had a significant adverse impact on the Company’s business performance, results of operations and cash flows for the year ended December 29, 2021.

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

We have implemented applicable aspects of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. However, the law or other related requirements may change.

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.

Information about our Executive Officers

The following table sets forth information with respect to each executive officer as of the filing date of this report:

Name	Age	Positions
Stephen C. Dunn	59	Executive Vice President and Chief Global Development Officer

Jay C. Gilmore	54	Senior Vice President, Chief Accounting Officer and Corporate Controller

Gail Sharps Myers	54	Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary

Pankaj K. Patra	47	Executive Vice President, Chief Digital and Technology Officer

Kelli F. Valade	54	Chief Executive Officer

Robert P. Verostek	52	Executive Vice President and Chief Financial Officer

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

Ms. Sharps Myers has been Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary since February 2024. She previously served as Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2023 to February 2024, as Executive Vice President, Chief Legal Officer, Chief People Officer and Corporate Secretary from February 2021 to August 2023 and as Senior Vice President, General Counsel and Corporate Secretary from June 2020 to February 2021. Prior to joining the Company, she served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Tire Distributors, Inc. from May 2018 to May 2020, as Senior Vice President, General Counsel and Secretary at Snyder’s-Lance, Inc. from January 2015 to March 2018 and as Senior Vice President, Deputy General Counsel, Chief Compliance Counsel and Assistant Secretary from 2014 to 2015 at US Foods, Inc. (capping off a 10-year career there).

Mr. Patra has been Executive Vice President, Chief Digital and Technology Officer since October 2023. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer at Brinker International, Inc. (where he worked for about 15 years).

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

Weakness or uncertainty regarding the economy, both domestic and international, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, pandemics such as the COVID-19 pandemic, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower operating revenue.

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

If we are unable to compete effectively, we could experience lower demand for our products, downward pressure on prices, reduced margins, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.

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

In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments, such as:

•volatility in certain commodity markets;
•increased food costs;
•health concerns arising from food safety issues and other food-related pandemics, outbreaks of flu or viruses, such as COVID-19, or other diseases;
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

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2023, our ten largest franchisees accounted for approximately 38% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 224 Denny’s and Keke’s franchisees.

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

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu or viruses (such as COVID-19) or other health concerns, criminal activity, guest discrimination, harassment, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of any of our brands.

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
•restaurants not achieving the expected revenue or cash flow once opened;
•expansion of the Keke’s brand outside of the state of Florida due to lower customer awareness in a highly competitive category;
•challenges specific to the growth of international operations that are different from domestic development; and
•general economic conditions.

Delays or failures in opening new restaurants could adversely affect our planned growth and operating results.

The expansion of the Denny’s brand into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

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
•employee health care requirements;
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

We have implemented applicable aspects of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. However, the law or other related requirements may change.

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

Being liable as a joint employer could adversely affect our business

Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability in the future. In October 2023, the National Labor Relations Board issued a new rule that would allow a party asserting a joint-employment relationship to establish joint-employer status by using evidence of indirect and reserved forms of control bearing on an employee’s essential terms and conditions of employment. Under this broader standard, which goes into effect on February 26, 2024, we could potentially be liable for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact the reputation of our brands, which may cause significant harm.

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

As of December 27, 2023, we had total indebtedness of $266.0 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt or through the sale of real estate, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until August 2026. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Restrictions under our credit agreement could also restrict our ability to repurchase shares in the future. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Denny’s recognizes that cybersecurity is a critical aspect of our business operations and that the protection of sensitive data and information systems is of paramount importance.

We have implemented cybersecurity measures and processes to address and mitigate material risks from cybersecurity threats. On an annual basis, we perform a cybersecurity risk assessment to identify and evaluate risks and potential vulnerabilities that could impact our business. Cybersecurity is also assessed as part of our enterprise risk management program. In addition, we have preventative and detective monitoring controls that include robust access controls, privileged access management, vulnerability scanning, penetration testing of our online systems and internal networks, annual employee-wide awareness education, data encryption and incident response plans. These controls help to ensure our cybersecurity program reduces the cyber risk for our environment.

We utilize third-party providers and acknowledge that these providers and partners may pose cybersecurity risks. We have implemented due diligence and oversight processes to ensure our third-party providers adhere to our cybersecurity standards when handling our data and accessing our systems. This includes a risk assessment before acceptance as a provider and continued monitoring through our third-party risk management program.

Denny’s faces various risks associated with cybersecurity threats that could materially affect our business. In the event of a material cybersecurity incident, we are committed to promptly informing our shareholders, customers, and regulatory authorities, as required by law and regulations.

Governance

Our Chief Digital & Technology Officer and Senior Director, IT Security & Compliance lead our cybersecurity efforts with bi-annual updates that include certain metrics, data privacy, and other information technology risks, provided to the Audit and Finance Committee of our Board of Directors. Cybersecurity is a top priority for our Audit Committee.

In addition, the Company has a Compliance Committee comprised of members of management from our IT Security & Compliance, Legal and Internal Audit teams who work cross-functionally to assess and manage enterprise-wide risks, including cybersecurity. Our Senior Director, IT Security & Compliance leads a team of qualified individuals with decades of combined experience in cybersecurity risk management and compliance.

Our cybersecurity program and leadership strive to appropriately protect our brands, employees and guests.

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

The number and location of our restaurants as of December 27, 2023 are presented below:

United States - Denny’s	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	1	1
Arizona	1	83	84
Arkansas	—	10	10
California	22	341	363
Colorado	—	20	20
Connecticut	—	5	5
Delaware	—	1	1
District of Columbia	—	2	2
Florida	9	115	124
Georgia	—	11	11
Hawaii	2	4	6
Idaho	—	11	11
Illinois	—	44	44
Indiana	—	30	30
Iowa	—	3	3
Kansas	—	4	4
Kentucky	—	11	11
Louisiana	—	6	6
Maine	—	3	3
Maryland	—	23	23
Massachusetts	2	3	5
Michigan	—	13	13
Minnesota	—	13	13
Mississippi	—	4	4
Missouri	—	28	28
Montana	—	2	2
Nebraska	—	3	3
Nevada	7	33	40
New Hampshire	2	—	2
New Jersey	—	6	6
New Mexico	—	29	29
New York	—	37	37
North Carolina	—	18	18
North Dakota	—	3	3
Ohio	—	31	31
Oklahoma	—	10	10
Oregon	—	21	21
Pennsylvania	—	35	35
Rhode Island	—	2	2
South Carolina	3	8	11
South Dakota	—	1	1
Tennessee	—	4	4
Texas	14	190	204
Utah	—	24	24
Vermont	1	—	1
Virginia	2	18	20
Washington	—	41	41
West Virginia	—	4	4
Wisconsin	—	23	23
Wyoming	—	4	4
Total Domestic - Denny’s	65	1,342	1,407

International - Denny’s	Company	Franchised / Licensed	Total
Canada	—	86	86
Costa Rica	—	3	3
Curacao N.V.	—	1	1
El Salvador	—	3	3
Guam	—	2	2
Guatemala	—	4	4
Honduras	—	6	6
Indonesia	—	2	2
Mexico	—	15	15
New Zealand	—	7	7
Philippines	—	15	15
Puerto Rico	—	16	16
United Arab Emirates	—	5	5
United Kingdom	—	1	1
Total International - Denny’s	—	166	166
Total Domestic - Denny’s	65	1,342	1,407
Total - Denny’s	65	1,508	1,573

United States - Keke’s	Company	Franchised / Licensed	Total
Florida	8	50	58
Total Domestic - Keke’s	8	50	58

Total	73	1,558	1,631

Of our total 1,631 restaurants, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	16	61	77
Leased properties	57	134	191
	73	195	268

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the Nasdaq Capital Market (“Nasdaq”). As of February 22, 2024, there were 52,253,719 shares of our common stock outstanding and approximately 36,000 record and beneficial holders of our common stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our common stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An annual aggregate amount is available for such dividends or share repurchases as follows:

•an amount not to exceed $50.0 million if the Consolidated Leverage Ratio (as defined in the credit agreement, as amended) is 3.5x or greater and an unlimited amount if the Consolidated Leverage Ratio is below 3.5x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•an additional aggregate amount equal to $0.05 times the number of outstanding shares of our common stock, as of August 16, 2021, plus each additional share of our common stock that is issued after such date.

Though we have not historically paid cash dividends and currently do not expect to do so in the foreseeable future, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 27, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
September 28, 2023 – October 25, 2023	900	$8.52	900	$108,917
October 26, 2023 – November 22, 2023	600	8.94	600	$103,542
November 23, 2023 – December 27, 2023	292	10.09	292	$100,428
Total	1,792	$8.91	1,792

(1)Average price paid per share excludes commissions.
(2)On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 27, 2023, we purchased 1.8 million shares of our common stock for an aggregate consideration of $16.2 million pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five fiscal years ended December 27, 2023 (December 26, 2018 to December 27, 2023) against the cumulative total return of the Russell 2000® Index and a peer group, selected by us, of companies that we believe compose a representative sampling of public companies in our industry comparable to us in size and composition. The graph and table assume that $100 was invested on December 26, 2018 (the last day of fiscal year 2018) in each of the Company’s common stock, the Russell 2000® Index and the current and former peer groups and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
ASSUMES $100 INVESTED ON DECEMBER 26, 2018
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 27, 2023

	Russell 2000® Index (1)	Peer Group (2)	Denny’s Corporation
December 26, 2018	$100.00	$100.00	$100.00
December 25, 2019	$128.02	$106.15	$124.54
December 30, 2020	$153.21	$124.28	$86.78
December 29, 2021	$175.71	$129.52	$96.56
December 28, 2022	$136.41	$110.20	$55.34
December 27, 2023	$166.29	$153.83	$67.08

(1)The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 27, 2023, the weighted average market capitalization of companies within the index was approximately $2.7 billion with the median market capitalization being approximately $0.8 billion.
(2)The peer group consists of 14 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Fiesta Restaurant Group, Inc. (FRGI), Jack in the Box Inc. (JACK), Noodles & Company (NDLS), Ruth’s Hospitality Group, Inc. (RUTH), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING). Del Taco Restaurants, Inc. (TACO), which had previously appeared in our peer group, was acquired and is no longer an independent public company.

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

Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (13%) and Florida (8%). At December 27, 2023, the Denny’s brand consisted of 1,573 franchised, licensed and company restaurants. Of this amount, 1,508 of Denny’s restaurants were franchised or licensed, representing 96% of the total restaurants, and 65 were company restaurants.

We acquired Keke's on July 20, 2022. Total revenues at Keke’s for the year ended December 27, 2023 represented less than 5% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes. Our Keke’s operating segment includes the results of all company and franchised Keke’s restaurants. As of December 27, 2023, the Keke’s brand consisted of 58 franchised and company restaurants in Florida. Of this amount, 50 Keke’s restaurants were franchised, representing 86% of total Keke’s restaurants, and eight were company restaurants.

The primary sources of revenues for all operating segments are the sale of food and beverages at our company restaurants and the collection of royalties, advertising revenue, initial and other fees, including occupancy revenue, from restaurants operated by our franchisees. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service, availability of off-premises dining options, and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests’ tastes and preferences. Sales at company restaurants and royalty, advertising and fee income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

Costs of company restaurant sales are exposed to volatility in two main areas: payroll and benefit costs and product costs. This volatility has been especially impactful during and in the periods following the COVID-19 pandemic. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability. Packaging costs and delivery fees (included as a component of other operating expenses) also fluctuate with changes in delivery and off-premises sales.

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2023, 2022 and 2021 each included 52 weeks of operations. Our next 53-week year will be fiscal 2025.

Factors Impacting Comparability

For 2023, 2022 and 2021, the following items impacted the comparability of our results:

•Company restaurant sales increased from $175.0 million in 2021 to $199.8 million in 2022 and $215.5 million in 2023, primarily from our progressive recovery from the COVID-19 pandemic that began in 2020 and the acquisition of Keke’s in 2022.

•Royalty income, which is included as a component of franchise and license revenue, increased from $103.4 million in 2021 to $113.9 million in 2022 and $120.1 million in 2023, also related to our recovery from the COVID-19 pandemic and the acquisition of Keke’s in 2022.

•Initial and other fees increased from $8.0 million in 2021 to $28.3 million in 2022 and decreased to $13.9 million in 2023. This decrease was the result of completion of the kitchen modernization program in 2023 that began in early 2022. We billed our franchisees and recognized revenue when the related equipment was installed with a like amount recorded as a component of other direct costs.

•Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has decreased from $41.8 million in 2021 to $35.9 million in 2023 primarily as a result of lease expirations. At the end of 2023, we had 195 franchised restaurants that were leased or subleased from Denny’s, compared to 246 at the end of 2021.

•Information discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Denny’s brand unless otherwise noted.

Statements of Income

	Fiscal Year Ended
	December 27, 2023		December 28, 2022		December 29, 2021
	(Dollars in thousands)
Revenue:
Company restaurant sales	$215,532	46.5%	$199,753	43.8%	$175,017	44.0%
Franchise and license revenue	248,390	53.5%	256,676	56.2%	223,157	56.0%
Total operating revenue	463,922	100.0%	456,429	100.0%	398,174	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	55,789	25.9%	53,617	26.8%	42,982	24.6%
Payroll and benefits	80,666	37.4%	76,412	38.3%	65,337	37.3%
Occupancy	17,080	7.9%	15,154	7.6%	11,662	6.7%
Other operating expenses	34,064	15.8%	34,275	17.2%	26,951	15.4%
Total costs of company restaurant sales, excluding depreciation and amortization	187,599	87.0%	179,458	89.8%	146,932	84.0%
Costs of franchise and license revenue (a)	122,452	49.3%	135,327	52.7%	109,140	48.9%
General and administrative expenses	77,770	16.8%	67,173	14.7%	68,686	17.3%
Depreciation and amortization	14,385	3.1%	14,862	3.3%	15,446	3.9%
Goodwill impairment charges	6,363	1.4%	—	—%	—	—%
Operating (gains), losses and other charges, net	2,530	0.5%	(1,005)	(0.2)%	(46,105)	(11.6)%
Total operating costs and expenses, net	411,099	88.6%	395,815	86.7%	294,099	73.9%
Operating income	52,823	11.4%	60,614	13.3%	104,075	26.1%
Interest expense, net	17,597	3.8%	13,769	3.0%	15,148	3.8%
Other nonoperating income, net	8,288	1.8%	(52,585)	(11.5)%	(15,176)	(3.8)%
Net income before income taxes	26,938	5.8%	99,430	21.8%	104,103	26.1%
Provision for income taxes	6,993	1.5%	24,718	5.4%	26,030	6.5%
Net income	$19,945	4.3%	$74,712	16.4%	$78,073	19.6%
(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(Dollars in thousands)
Denny’s
Company average unit sales	$3,073	$2,985	$2,709
Franchise average unit sales	$1,843	$1,729	$1,597
Company equivalent units (a)	65	65	65
Franchise equivalent units (a)	1,522	1,561	1,581
Company same-store sales increase vs. prior year (b)(c)	2.7%	10.4%	55.3%
Domestic franchised same-store sales increase vs. prior year (b)(c)	3.6%	6.0%	40.1%

Keke’s (d)
Company average unit sales	$1,796	$772	N/A
Franchise average unit sales	$1,828	$802	N/A
Company equivalent units (a)	8	4	N/A
Franchise equivalent units (a)	48	20	N/A
Company same-store sales decrease (b)	(1.1)%	N/A	N/A
Franchise same-store sales decrease (b)	(4.4)%	N/A	N/A

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
(c)Prior year amounts have not been restated for 2023 comparable restaurants.
(d)Effective July 20, 2022, the Company acquired Keke’s, and as such, data for the year ended December 28, 2022 only represent post-acquisition results.

Unit Activity

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
Denny’s
Company restaurants, beginning of period	66	65	65
Units acquired from franchisees	—	1	—
Units closed	(1)	—	—
End of period	65	66	65

Franchised and licensed restaurants, beginning of period	1,536	1,575	1,585
Units opened	28	28	20
Units acquired by Company	—	(1)	—
Units closed	(56)	(66)	(30)
End of period	1,508	1,536	1,575
Total restaurants, end of period	1,573	1,602	1,640

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
Keke’s
Company restaurants, beginning of period	8	—	—
Units acquired	—	8	—
End of period	8	8	—

Franchised and licensed restaurants, beginning of period	46	—	—
Units opened	4	2	—
Units acquired	—	44	—
End of period	50	46	—
Total restaurants, end of period	58	54	—

Company Restaurant Operations

Company restaurant sales for 2023 increased $15.8 million, or 7.9%, primarily driven by a 2.7% increase in Denny’s company same-store sales and the operation of Keke’s for a full year in 2023. The increase in Denny’s company same-store sales primarily resulted from price increases to partially offset inflationary pressures. Company restaurant sales from Keke’s increased $8.2 million in 2023. Company restaurant sales for 2022 increased $24.7 million, or 14.1%, primarily driven by a 10.4% increase in Denny’s company same-store sales resulting from price increases to partially offset inflationary costs. The increase in sales in 2022 includes $6.2 million from Keke’s.

Total costs of company restaurant sales as a percentage of company restaurant sales were 87.0% in 2023, 89.8% in 2022 and 84.0% in 2021 consisting of the following:

Product costs as a percentage of company restaurant sales were 25.9% in 2023, 26.8% in 2022 and 24.6% in 2021. For 2023, the decrease as a percentage of sales was primarily due to increased pricing to offset a portion of higher commodity costs. For 2022, the increase as a percentage of sales was primarily due to increased commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.4% in 2023, 38.3% in 2022 and 37.3% in 2021. The 2023 decrease as a percentage of sales was primarily due to a 0.4 percentage point decrease in team labor costs, 0.5 percentage point decrease in incentive compensation and a 0.2 percentage point decrease in payroll taxes and fringe benefits. Team labor costs decreased due to the leveraging effect of higher sales and efficiency gains. The 2023 decrease was partially offset by a 0.5 percentage point increase in workers’ compensation costs. The 2022 increase as a percentage of sales was primarily due to a 0.9 percentage point increase in team labor due to higher wage rates. In addition, a 0.4 percentage point increase in workers’ compensation costs was partially offset by a 0.4 percentage point decrease in group insurance costs.

Occupancy costs as a percentage of company restaurant sales were 7.9% in 2023, 7.6% in 2022 and 6.7% in 2021. The 2023 increase as a percentage of sales was primarily due to new Keke’s leases for restaurants that have yet to open. The 2022 increase as a percentage of sales was primarily due to general liability insurance cost increases in the current year in addition to a prior year decrease, as well as higher rents.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 27, 2023		December 28, 2022		December 29, 2021
	(Dollars in thousands)
Utilities	$7,848	3.6%	$7,273	3.6%	$5,814	3.3%
Repairs and maintenance	3,661	1.7%	3,874	1.9%	2,743	1.6%
Marketing	5,603	2.6%	5,294	2.7%	4,594	2.6%
Legal settlements	2,302	1.1%	4,224	2.1%	2,134	1.2%
Other direct costs	14,650	6.8%	13,610	6.8%	11,666	6.7%
Other operating expenses	$34,064	15.8%	$34,275	17.2%	$26,951	15.4%

For 2023, legal settlement costs were lower as a percentage of sales primarily due to unfavorable developments in certain claims during the prior year. For 2022, legal settlement costs were higher as a percentage of sales primarily due to unfavorable developments in certain claims.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 27, 2023		December 28, 2022		December 29, 2021
	(Dollars in thousands)
Royalties	$120,131	48.4%	$113,891	44.4%	$103,425	46.3%
Advertising revenue	78,494	31.6%	75,926	29.6%	69,957	31.3%
Initial and other fees	13,882	5.6%	28,262	11.0%	8,009	3.6%
Occupancy revenue	35,883	14.4%	38,597	15.0%	41,766	18.7%
Franchise and license revenue	$248,390	100.0%	$256,676	100.0%	$223,157	100.0%

Advertising costs	$78,494	31.6%	$75,926	29.6%	$69,957	31.3%
Occupancy costs	22,160	8.9%	24,090	9.4%	26,237	11.8%
Other direct costs	21,798	8.8%	35,311	13.8%	12,946	5.8%
Costs of franchise and license revenue	$122,452	49.3%	$135,327	52.7%	$109,140	48.9%

Royalties increased by $6.2 million, or 5.5%, in 2023 primarily resulting from a 3.6% increase in Denny’s domestic franchise same-store sales as compared to the prior year. Royalties from Keke’s franchise restaurants increased $3.0 million as a result of operating for a full year in 2023. The 2023 increase was partially offset by a decrease of 39 Denny’s franchise equivalent units. In 2022, royalties increased by $10.5 million, or 10.1% primarily resulting from a 6.0% increase in Denny’s domestic franchise same-store sales as compared to the prior year. The increase in royalties included $2.2 million from Keke’s. The average domestic contractual royalty rate was 4.42%, 4.39% and 4.35% for 2023, 2022 and 2021, respectively.

Advertising revenue increased $2.6 million, or 3.4%, in 2023 primarily resulting from the increase in Denny’s domestic franchise same-store sales. The increase also includes $0.6 million collected from Keke’s franchised restaurants. The 2023 increase was partially offset by a decrease of 39 Denny’s franchise equivalent units. Advertising revenue increased $6.0 million, or 8.5%, in 2022 primarily resulting from the increase in domestic franchise same-store sales.

Initial and other fees decreased $14.4 million, or 50.9%, in 2023 primarily resulting from a decrease in revenue from the sale of equipment to franchisees, as our kitchen modernization program was completed in 2023. Initial and other fees increased $20.3 million, or 252.9%, in 2022 primarily resulting from the recognition of $19.1 million of revenue from the sale and installation of kitchen equipment at franchise restaurants.

Occupancy revenue decreased $2.7 million, or 7.0%, in 2023 primarily due to lease terminations. Occupancy revenue decreased $3.2 million, or 7.6%, in 2022 primarily due to lease terminations.

Costs of franchise and license revenue decreased $12.9 million, or 9.5%, in 2023. Advertising costs increased $2.6 million, or 3.4%, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $1.9 million, or 8.0%, in 2023, primarily related to lease terminations. Other direct costs decreased $13.5 million, or 38.3%, primarily due to the completion of our kitchen modernization program at franchise restaurants as mentioned above. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 49.3% for 2023 from 52.7% in 2022.

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

General and administrative expenses consisted of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Corporate administrative expenses	$60,339	$52,115	$44,367
Share-based compensation	8,880	11,400	13,602
Incentive compensation	6,640	5,811	8,628
Deferred compensation valuation adjustments	1,911	(2,153)	2,089
Total general and administrative expenses	$77,770	$67,173	$68,686

Total general and administrative expenses increased by $10.6 million, or 15.8%, in 2023 and decreased by $1.5 million, or 2.2%, in 2022.

Corporate administrative expenses increased by $8.2 million in 2023 and increased by $7.7 million in 2022. The 2023 increase was primarily due to compensation increases and administrative costs related to Keke’s. The 2022 increase was primarily due to compensation increases in the current year and prior year temporary cost reductions related to the COVID-19 pandemic, including net reductions in tax credits related to the CARES Act of approximately $0.5 million.

Share-based compensation decreased by $2.5 million in 2023 and by $2.2 million in 2022. The 2023 decrease was primarily due to forfeitures and our performance against plan metrics. The 2022 decrease was primarily due to the 2020 long-term incentive plan having a two-year vesting period compared to a typical three-year vesting period. The 2020 long-term incentive plan became fully vested in May 2022. Incentive compensation increased by $0.8 million in 2023 and decreased by $2.8 million in 2022. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Depreciation of property and equipment	$10,720	$11,118	$11,441
Amortization of finance right-of-use assets	1,451	1,704	1,895
Amortization of intangible and other assets	2,214	2,040	2,110
Total depreciation and amortization expense	$14,385	$14,862	$15,446

The decreases in total depreciation and amortization expense during 2023 and 2022 were primarily due to certain assets becoming fully depreciated.

Goodwill impairment charges were $6.4 million in 2023. We performed an annual impairment test of goodwill and other intangible assets with indefinite lives as of December 27, 2023 and determined that a portion of the goodwill related to Keke’s was impaired as a result of lower than forecasted near-term sales and cash flows as well as higher discount rates post-acquisition that were used to determine the fair value of goodwill. Sales and cash flows in 2023 were impacted by reduced tourism in Florida as well as a slower pace of restaurant development than originally anticipated. In addition, investments in general and administrative expenses to support the growth of the brand and an extended development cycle have also impacted near-term cash flow projections.

Operating (gains), losses and other charges, net consisted of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Gains on sales of assets and other, net	$(2,220)	$(3,378)	$(47,822)
Restructuring charges and exit costs	2,536	1,410	1,275
Impairment charges (1)	2,214	963	442
Operating (gains), losses and other charges, net	$2,530	$(1,005)	$(46,105)

(1) Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, and reacquired franchise rights.

Gains on sales of assets and other, net for 2023, 2022, and 2021 were primarily related to the sales of real estate.

Restructuring charges and exit costs consisted of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Exit costs	$190	$86	$323
Severance and other restructuring charges	2,346	1,324	952
Total restructuring and exit costs	$2,536	$1,410	$1,275

Total restructuring and exit costs for 2023 and 2022 primarily consisted of severance costs. Total restructuring and exit costs for 2021 were primarily made up of relocation costs associated with moving certain employees to our support center in Irving, Texas.

Impairment charges of $2.2 million, $1.0 million and $0.4 million for 2023, 2022 and 2021, respectively, primarily resulted from our assessment of underperforming restaurants.

Operating income was $52.8 million in 2023, $60.6 million in 2022 and $104.1 million in 2021.

Interest expense, net consisted of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Interest on credit facilities	$18,929	$8,478	$5,478
Interest on interest rate swaps	(5,028)	1,310	4,023
Interest on finance lease liabilities	2,139	2,350	2,960
Letters of credit and other fees	738	1,053	1,438
Interest income	(171)	(87)	(25)
Total cash interest	16,607	13,104	13,874
Amortization of deferred financing costs	635	634	1,105
Amortization of interest rate swap losses	353	29	167
Interest accretion on other liabilities	2	2	2
Total interest expense, net	$17,597	$13,769	$15,148

Interest expense, net increased during 2023 primarily due to increased average borrowings and higher average interest rates, partially offset by receipts from our interest rate swaps. Interest expense, net decreased during 2022 primarily due to decreased deferred financing cost amortization and decreased financing lease interest.

Other nonoperating expense (income), net was expense of $8.3 million, income of $52.6 million and income of $15.2 million for 2023, 2022 and 2021, respectively. Nonoperating expense for 2023 includes $10.6 million of losses related to valuation adjustments for dedesignated interest rate hedges, partially offset by gains of $2.1 million on deferred compensation plan investments. Nonoperating income for 2022 includes $55.0 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $2.2 million on deferred compensation plan investments. Nonoperating income for 2021 includes $12.8 million of gains related to dedesignated interest rate swap valuation adjustments and $2.2 million in gains on deferred compensation investments. For additional details related to the interest rate swaps, see Note 10 to our Consolidated Financial Statements.

The provision for income taxes was $7.0 million for 2023, $24.7 million for 2022 and $26.0 million for 2021. The effective tax rate was 26.0% for 2023, 24.9% for 2022 and 25.0% for 2021.

For 2023, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits. The 2023 rate was also impacted by $1.9 million of disallowed compensation deductions.

For 2022, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits.

For 2021, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment credits. The 2021 rate was also impacted by $1.3 million of disallowed compensation deductions.

For additional details related to the provision for income taxes as well as changes in the effective tax rate, see Note 15 to our Consolidated Financial Statements.

Net income was $19.9 million for 2023, $74.7 million for 2022 and $78.1 million for 2021.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, acquisitions and capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Net cash provided by operating activities	$72,125	$39,452	$76,173
Net cash (used in) provided by investing activities	(7,564)	(86,596)	29,014
Net cash (used in) provided by financing activities	(63,191)	20,043	(78,455)
Increase (decrease) in cash and cash equivalents	$1,370	$(27,101)	$26,732

Net cash flows provided by operating activities were $72.1 million for the year ended December 27, 2023 compared to net cash flows provided by operating activities of $39.5 million for the year ended December 28, 2022. The increase in cash flows provided by operating activities was primarily due to the timing of inventory purchases, receivables collections, and accrual payments related to our franchise kitchen equipment project over the past two years. Net cash flows provided by operating activities were $39.5 million for the year ended December 28, 2022 compared to net cash flows provided by operating activities of $76.2 million for the year ended December 29, 2021. The decrease in cash flows provided by operating activities in 2022 compared to 2021 was primarily due to increased operating costs at company restaurants and the timing of prior year accrual payments and receivable collections. We believe that our estimated cash flows from operations for 2024, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $7.6 million for the year ended December 27, 2023. These cash flows included capital expenditures of $10.0 million, investment purchases of $1.3 million, and a real estate acquisition of $1.2 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.2 million and net investment proceeds of $1.9 million. Net cash flow used in investing activities were $86.6 million for the year ended December 28, 2022. These cash flows included $82.5 million for the acquisition of Keke’s and capital expenditures of $11.8 million, partially offset by proceeds from the sale of real estate and other assets of $4.1 million and collections on real estate acquisitions of $3.6 million. Net cash flows provided by investing activities were $29.0 million for the year ended December 29, 2021. These cash flows were primarily proceeds from the sale of real estate and other assets of $50.1 million, partially offset by acquisition of restaurants and real estate of $10.4 million, capital expenditures of $7.4 million and deposits on real estate acquisitions of $3.6 million.
Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Facilities	$4,378	$4,596	$3,206
New construction	3,782	91	—
Remodeling	394	3,846	1,477
Information technology	827	2,638	1,410
Other	597	673	1,262
Capital expenditures (excluding acquisitions)	$9,978	$11,844	$7,355

Cash flows used in financing activities were $63.2 million for the year ended December 27, 2023, which included cash payments for stock repurchases of $52.1 million, net debt payments of $7.8 million and payments of tax withholding on share-based compensation of $3.0 million. Cash flows provided by financing activities were $20.0 million for the year ended December 28, 2022, which included net debt borrowings of $89.5 million, partially offset by cash payments for stock repurchases of $65.0 million and payments of tax withholding on share-based compensation of $4.8 million. Cash flows used in financing activities were $78.5 million for the year ended December 29, 2021, which included net debt repayments of $42.1 million, cash payments for stock repurchases of $30.0 million, net bank overdraft payments of $3.1 million, and deferred financing costs of $1.9 million.
Our working capital deficit was $59.3 million at December 27, 2023 compared with $43.3 million at December 28, 2022, primarily due to a decrease in receivables and inventories related to our franchise equipment projects in 2023. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 27, 2023.

As of December 27, 2023, we had outstanding revolver loans of $255.5 million and outstanding letters of credit under the credit facility of $11.5 million. These balances resulted in unused commitments of $133.0 million as of December 27, 2023 under the credit facility.

As of December 27, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.00%. Letters of credit under the credit facility bore interest at a rate of 2.13%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.30%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.41% and 6.37% as of December 27, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.04% and 5.31% as of December 27, 2023 and December 28, 2022, respectively.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Technology Transformation and Kitchen Modernization Initiatives

The Company has committed to investing approximately $4 million toward a new cloud-based restaurant technology platform in domestic franchise restaurants, which will lay the foundation for future technology initiatives to further enhance the guest experience. We currently expect the rollout to occur in 2024 and 2025.

During 2023, the Company completed the process of upgrading and improving kitchen equipment throughout the domestic system. This investment is expected to yield long-term benefits through menu enhancements across all dayparts, with new and improved food offerings. The new equipment is also expected to provide immediate benefits through increased kitchen efficiency and productivity while also reducing food waste.

Contractual Obligations

Our future contractual obligations and commitments at December 27, 2023 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt (a)	$255,500	$—	$255,500	$—	$—
Finance lease obligations (b)(c)	23,368	3,312	5,991	4,136	9,929
Operating lease obligations (b)	167,787	21,977	41,424	35,097	69,289
Interest obligations (c)	33,910	12,538	21,372	—	—
Defined benefit plan obligations (d)	1,205	582	230	159	234
Purchase obligations (e)	202,018	202,018	—	—	—
Unrecognized tax benefits (f)	445	—	—	—	—
Total	$684,233	$240,427	$324,517	$39,392	$79,452

(a)Refer to Note 10 to our Consolidated Financial Statements for a further discussion of our long-term debt and timing of expected payments.
(b)Refer to Note 9 to our Consolidated Financial Statements for a further discussion of our lease obligations and timing of expected payments.
(c)Interest obligations represent payments related to our long-term debt outstanding at December 27, 2023. For long-term debt with variable rates, we have used the rate applicable at December 27, 2023 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods. The finance lease obligation amounts above are inclusive of interest.
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

Total workers’ compensation, general, product and automobile insurance liabilities were $9.7 million at December 27, 2023 and December 28, 2022, respectively.

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

Impairment charges of $2.2 million, $1.0 million and $0.4 million for the years ended December 27, 2023, December 28, 2022 and December 29, 2021, respectively, primarily resulted from our assessment of underperforming restaurants.

See Note 2 and Note 14 to our Consolidated Financial Statements for further discussion of our policies regarding impairment of long-lived assets.

Impairment of Goodwill. We perform our annual goodwill impairment test as of the end of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired, at the reporting unit level. The fair value of each reporting unit will generally be calculated using either the income approach or the market approach or a blend of both those approaches. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the reporting unit.

The income approach involves the use of estimates and assumptions including forecasted future revenues and operating margins, including projected growth in restaurant unit counts and average unit volumes, royalty rate, and discount rates. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

The market approach involves the selection and application of cash flows multiples of a group of similar companies to the projected cash flows of the reporting unit.

Considerable management judgment is necessary in determining the inputs to these approaches. Changes in our assumptions or estimates could materially affect the estimation of the fair value of a reporting unit and, therefore, could reduce the excess of fair value over the carrying value of a reporting unit entirely and could result in goodwill impairment. Events and conditions that could indicate impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, changes to restaurant development strategies, or changes in general economic conditions.

For the year ended December 27, 2023, we recorded goodwill impairment charges related to Keke’s of $6.4 million. No impairment charges related to goodwill were recorded for the years ended December 28, 2022 and December 29, 2021. The fair value of the reporting unit's goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margins, discount rate and the selection of market multiples used to evaluate the fair value of the reporting unit. For example, if the discount rate increased by 0.5%, the impairment would have increased by approximately $1.5 million. Although we believe our estimate of fair value is reasonable, the reporting unit's future financial performance is dependent on our ability to execute our business plan and to successfully implement certain strategic actions which we expect will improve our long-term operating margin and cash flows. We cannot guarantee that we will not record a material impairment charge in the future. At December 27, 2023 and December 28, 2022, the carrying value of Keke’s goodwill totaled approximately $28.4 million and $35.2 million, respectively.

See Note 2, Note 6 and Note 8 to our Consolidated Financial Statements for further discussion of our policies regarding impairment of goodwill.

Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 27, 2023, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.00% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 27, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,162	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,680	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$37,000	(1)	$4,046	3.09%
Total			$207,000		$8,888

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into an amendment of its interest rate swaps. The amendment transitions our interest rate swap benchmark interest rates from LIBOR to Daily Simple SOFR, and as such the fixed rates in the table above have been adjusted to the appropriate fixed rates. The conversion to Daily Simple SOFR did not have a material impact on the Company’s consolidated financial position or results of operation.

As of December 27, 2023, our swaps effectively increase our ratio of fixed rate debt from 4% of total debt to 82% of total debt. Based on the levels of borrowings under the credit facility as of December 27, 2023, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 27, 2023, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Based on their assessment as of December 27, 2023, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have integrated Keke's Breakfast Cafe into our overall internal control structure over financial reporting processes.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2023.

The effectiveness of our internal control over financial reporting as of December 27, 2023 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny's Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2023 and December 28, 2022, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greenville, South Carolina
February 26, 2024

Item 9B.     Other Information

During the quarter ended December 27, 2023, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2024 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 27, 2023 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,225,772	(1)	$—	1,544,103	(2)
Equity compensation plans not approved by security holders	—		—	704,166	(3)
Total	4,225,772		$—	2,248,269

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

*3.2
Amended and Restated By-laws of Denny’s Corporation, amended and restated as of November 7, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Securities and Exchange Commission on November 13, 2018).

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

*10.2
Fourth Amended and Restated Credit Agreement dated as of August 26, 2021 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Truist Bank, Bank of the West, and Regions Bank, as Co-Syndication Agents, Cadence Bank N.A. and Fifth Third Bank, National Association as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Truist Securities, Inc., Bank of the West, and Regions Capital Markets, A Division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on August 26, 2021).

*10.3
Fourth Amended and Restated Guarantee and Collateral Agreement dated as of August 26, 2021 among Denny's Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on August 26, 2021).

*10.4
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023, among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and certain subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement, and the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2023).

+*10.5
Denny's Corporation Executive Severance Pay Plan, effective August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on September 1, 2023).

+*10.6
Denny's Inc. Deferred Compensation Plan, as amended and restated effective March 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-216655) filed with the Securities and Exchange Commission on March 13, 2017).

+*10.7
Denny’s Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2021).

+*10.8
2022 Long-Term Incentive Program Performance Share Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2022).

+*10.9
2022 Long-Term Incentive Program Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2022).

+*10.10
Form of 2023 Long-Term Incentive Program Performance Share Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2023).

+*10.11
Form of 2023 Long-Term Incentive Program Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2023).

+*10.12
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

97.1	Denny’s Corporation Dodd-Frank Clawback Policy, effective October 2, 2023.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Denotes management contracts or compensatory plans or arrangements.
*	Incorporated by reference.

Item 16.     Form 10-K Summary

None.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Denny's Corporation and subsidiaries (the Company) as of December 27, 2023 and December 28, 2022, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2023 and December 28, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of assumptions underlying self-insurance liabilities

As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 27, 2023 were $9.7 million. The liabilities represent estimated incurred losses. These estimates include assumptions regarding frequency and severity of claims as well as changes in the Company’s business environment, medical costs and the regulatory environment that could impact the overall self-insurance costs.

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

Greenville, South Carolina
February 26, 2024

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 27, 2023	December 28, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,893	$3,523
Investments	1,281	1,746
Receivables, net	21,391	25,576
Inventories	2,175	5,538
Assets held for sale	1,455	1,403
Prepaid and other current assets	12,855	12,529
Total current assets	44,050	50,315
Property, net of accumulated depreciation of $159,879 and $153,334, respectively	93,494	94,469
Financing lease right-of-use assets, net of accumulated amortization of $8,220 and $9,847, respectively	6,098	6,499
Operating lease right-of-use assets, net	116,795	126,065
Goodwill	65,908	72,740
Intangible assets, net	93,428	95,034
Deferred financing costs, net	1,702	2,337
Other noncurrent assets	43,343	50,876
Total assets	$464,818	$498,335

Liabilities
Current liabilities:
Current finance lease liabilities	$1,383	$1,683
Current operating lease liabilities	14,779	15,310
Accounts payable	24,070	19,896
Other current liabilities	63,068	56,762
Total current liabilities	103,300	93,651
Long-term liabilities:
Long-term debt	255,500	261,500
Noncurrent finance lease liabilities	9,150	9,555
Noncurrent operating lease liabilities	114,451	123,404
Liability for insurance claims, less current portion	6,929	7,324
Deferred income taxes, net	6,582	7,419
Other noncurrent liabilities	31,592	32,598
Total long-term liabilities	424,204	441,800
Total liabilities	527,504	535,451

Commitments and contingencies

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 27, 2023: 52,906 shares issued and 52,239 shares outstanding; December 28, 2022: 64,998 shares issued and 56,728 shares outstanding	529	650
Paid-in capital	6,688	142,136
Deficit	(21,784)	(41,729)
Accumulated other comprehensive loss, net	(41,659)	(42,697)
Treasury stock, at cost, 667 and 8,270 shares, respectively	(6,460)	(95,476)
Total shareholders’ deficit	(62,686)	(37,116)
Total liabilities and shareholders’ deficit	$464,818	$498,335

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$215,532	$199,753	$175,017
Franchise and license revenue	248,390	256,676	223,157
Total operating revenue	463,922	456,429	398,174
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	55,789	53,617	42,982
Payroll and benefits	80,666	76,412	65,337
Occupancy	17,080	15,154	11,662
Other operating expenses	34,064	34,275	26,951
Total costs of company restaurant sales, excluding depreciation and amortization	187,599	179,458	146,932
Costs of franchise and license revenue	122,452	135,327	109,140
General and administrative expenses	77,770	67,173	68,686
Depreciation and amortization	14,385	14,862	15,446
Goodwill impairment charges	6,363	—	—
Operating (gains), losses and other charges, net	2,530	(1,005)	(46,105)
Total operating costs and expenses, net	411,099	395,815	294,099
Operating income	52,823	60,614	104,075
Interest expense, net	17,597	13,769	15,148
Other nonoperating expense (income), net	8,288	(52,585)	(15,176)
Net income before income taxes	26,938	99,430	104,103
Provision for income taxes	6,993	24,718	26,030
Net income	$19,945	$74,712	$78,073

Net income per share - basic	$0.36	$1.23	$1.20
Net income per share - diluted	$0.35	$1.23	$1.19

Basic weighted average shares outstanding	55,984	60,771	65,171
Diluted weighted average shares outstanding	56,196	60,879	65,573

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Net income	$19,945	$74,712	$78,073
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $(151), $113 and $35, respectively	218	345	78
Changes in the fair value of cash flow derivatives, net of tax of $1,927, $3,214 and $1,386, respectively	4,335	10,405	2,889
Reclassification of cash flow derivatives to interest expense, net of tax of $(1,247), $309 and $1,179, respectively	(3,781)	1,001	2,844
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $87, $7 and $42, respectively	266	22	124
Other comprehensive income	1,038	11,773	5,935
Total comprehensive income	$20,983	$86,485	$84,008

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 30, 2020	63,962	$640	—	$—	$123,833	$(194,514)	$(60,405)	$(130,446)
Net income	—	—	—	—	—	78,073	—	78,073
Other comprehensive income	—	—	—	—	—	—	5,935	5,935
Share-based compensation on equity classified awards, net	—	—	—	—	11,649	—	—	11,649
Purchase of treasury stock	—	—	(1,990)	(30,592)	—	—	—	(30,592)
Issuance of common stock for share-based compensation	208	2	—	—	(2)	—	—	—
Exercise of common stock options	30	—	—	—	116	—	—	116
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	74,712	—	74,712
Other comprehensive income	—	—	—	—	—	—	11,773	11,773
Share-based compensation on equity classified awards, net	—	—	—	—	6,548	—	—	6,548
Purchase of treasury stock	—	—	(6,280)	(64,884)	—	—	—	(64,884)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	19,945	—	19,945
Other comprehensive income	—	—	—	—	—	—	1,038	1,038
Share-based compensation on equity classified awards, net	—	—	—	—	5,546	—	—	5,546
Purchase of treasury stock	—	—	(5,202)	(52,099)	—	—	—	(52,099)
Retirement of treasury stock	(12,805)	(128)	12,805	141,115	(140,987)	—	—	—
Issuance of common stock for share-based compensation	713	7	—	—	(7)	—	—	—
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$19,945	$74,712	$78,073
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,385	14,862	15,446
Goodwill impairment charges	6,363	—	—
Operating (gains), losses and other charges, net	2,530	(1,005)	(46,105)
Losses (gains) and amortization on interest rate swap derivatives, net	10,959	(54,989)	(12,629)
Amortization of deferred financing costs	635	634	1,105
(Gains) losses on investments	(85)	305	21
Losses (gains) on early termination of debt and leases	17	(37)	(523)
Deferred income tax (benefit) expense	(1,703)	14,732	14,097
Increase (decrease) of tax valuation allowance	205	546	(5,031)
Share-based compensation expense	8,880	11,400	13,602
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	3,904	(5,892)	1,373
Inventories	3,362	(460)	(3,879)
Prepaids and other current assets	(325)	(1,138)	7,454
Other assets	(2,509)	(2,129)	(1,881)
Operating lease assets and liabilities	(628)	(696)	(1,521)
Accounts payable	4,032	3,918	6,608
Other accrued liabilities	3,356	(8,798)	15,480
Other noncurrent liabilities	(1,198)	(6,513)	(5,517)
Net cash flows provided by operating activities	72,125	39,452	76,173
Cash flows from investing activities:
Capital expenditures	(9,978)	(11,844)	(7,355)
Acquisitions of restaurant and real estate	(1,227)	(750)	(10,369)
Acquisition of Keke’s Breakfast Cafe	—	(82,500)	—
Collections (deposits) on real estate acquisitions	—	3,624	(3,624)
Initial operating lease direct costs	(400)	—	—
Proceeds from sales of real estate and other assets	3,211	4,144	50,098
Investment purchases	(1,300)	(1,200)	(500)
Proceeds from sale of investments	1,850	1,700	200
Collections on notes receivable	573	246	684
Issuance of notes receivable	(293)	(16)	(120)
Net cash flows (used in) provided by investing activities	(7,564)	(86,596)	29,014
Cash flows from financing activities:
Revolver borrowings	148,300	175,325	185,000
Revolver payments	(154,300)	(83,825)	(225,000)
Long-term debt payments	(1,786)	(2,020)	(2,118)
Tax withholding on share-based payments	(3,007)	(4,781)	(1,516)
Deferred financing costs	—	—	(1,853)
Purchase of treasury stock	(52,079)	(64,975)	(29,959)
Proceeds from exercise of stock options	—	—	116
Net bank overdrafts	(319)	319	(3,125)
Net cash flows (used in) provided by financing activities	(63,191)	20,043	(78,455)
Increase (decrease) in cash and cash equivalents	1,370	(27,101)	26,732
Cash and cash equivalents at beginning of period	3,523	30,624	3,892
Cash and cash equivalents at end of period	$4,893	$3,523	$30,624

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or the Company, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. As of December 27, 2023, the Company consisted of 1,631 restaurants, 1,558 of which were franchised/licensed restaurants and 73 of which were company operated. The Company consists of the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. See Note 3 for details.

At December 27, 2023, the Denny’s brand consisted of 1,573 restaurants, 1,508 of which were franchised or licensed restaurants and 65 of which were company restaurants. Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (23% of total restaurants), Texas (13%) and Florida (8%).
At December 27, 2023, the Keke's brand consisted of 58 restaurants, 50 of which were franchised restaurants and eight of which were company operated. All Keke’s restaurants are located in Florida.

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2023, 2022 and 2021 each included 52 weeks of operations. Our next 53-week year will be fiscal 2025.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.1 million and $0.4 million at December 27, 2023 and December 28, 2022, respectively.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees, vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of restaurant equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on management’s estimates of expected credit losses based on the Company’s historical loss experience, adjusted for current and reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

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

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $1.2 million and $1.3 million, respectively, at December 27, 2023 and $1.9 million and $1.7 million, respectively, at December 28, 2022. Unrealized gains (losses) included in fair value were gains of $0.1 million, losses of $0.2 million and gains of $0.1 million at December 27, 2023, December 28, 2022 and December 29, 2021, respectively.

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

The realized and unrealized holding gains and losses related to marketable securities are recorded in other nonoperating income with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2023, 2022 and 2021, we incurred a net gain of $2.1 million, a net loss of $2.2 million and a net gain of $2.2 million, respectively, related to marketable securities.

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

Total workers’ compensation, general, product and automobile insurance liabilities were $9.7 million at December 27, 2023 and December 28, 2022, respectively.

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

Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for initial direct costs, prepayments, accrued payments and lease incentives, if any. Lease cost is recognized on a straight-line basis over the lease term. Operating lease payments are classified as cash flows for operating activities with ROU asset amortization and the change in the lease liability combined as "Operating lease assets/liabilities" in the reconciliation of net income to net cash flows provided by operating activities in the Consolidated Statement of Cash Flows. Finance lease ROU assets are initially measured at cost and subsequently amortized on a straight-line basis over the lesser of the useful life or the lease term. Finance lease principal payments are classified as cash flows used in financing activities in the Consolidated Statement of Cash Flows. Operating and finance lease ROU assets are assessed for impairment using long-lived assets impairment guidance.

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

Comprehensive Income. Comprehensive income includes net income and OCI items that are excluded from net income under U.S. GAAP. OCI items include additional minimum pension liability adjustments, the effective unrealized portion of changes in the fair value of cash flow hedges, and the reclassification and amortization of loss related to the dedesignation of cash flow derivatives.

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

Initial and other fees also include revenue that are distinct from the franchise agreement and are separate performance obligations. Training and other franchise services fees are billed and recognized at a point in time as services are rendered. Equipment revenues are billed and recognized as the equipment is installed. Similar to advertising revenue, equipment revenues and other franchise services fees are recorded on a gross basis within the Consolidated Statements of Income.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These contract assets are presented within prepaid and other current assets and other noncurrent assets in our Consolidated Balance Sheets. These assets are amortized as a reduction to franchise and license revenue within our Consolidated Statements of Income over the remaining term of the underlying franchise agreement.

Occupancy revenue results from leasing or subleasing restaurants to franchisees and is recognized over the term of the lease agreement.

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. Our ten largest franchisees accounted for 38%, 37%, and 37% of our franchise revenues for 2023, 2022 and 2021, respectively.

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

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired and other advertising costs as incurred. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Income and were $5.6 million, $5.3 million and $4.6 million for 2023, 2022 and 2021, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $78.5 million, $75.9 million and $70.0 million in 2023, 2022 and 2021, respectively. Under our franchise agreements, advertising contributions received from franchisees must be spent on marketing and related activities. As the Company is contractually required to spend these contributions on advertising costs, the obligations are accrued and advertising costs expensed when the related revenues are recognized.

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

Subsequent to the vesting period, earned stock-settled restricted stock units and performance share units (both of which are equity classified) are paid to the holder in shares of our common stock, provided the holder was still employed with the Company or an affiliate as of the vesting date or eligible for retirement at their termination date.

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

Additional new accounting guidance became effective for us as of December 27, 2023 that we reviewed and concluded was either not applicable to our operations or had no material effect on our Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual and interim periods beginning after December 15, 2023 (our fiscal 2024). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements and will add necessary disclosures upon adoption.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance requires enhanced effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (our fiscal 2025). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements and will add necessary disclosures upon adoption.

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

The acquisition was accounted for as a business combination using the acquisition method of accounting. The allocation of the purchase price is based on management's analysis, including work performed by third party valuation specialists.

The components of the purchase price allocation were as follows:

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

Acquisition transaction costs totaling approximately $0.6 million during the year ended December 28, 2022 were recorded in general and administrative expenses in the accompanying Consolidated Statements of Income. Keke’s results are included in the Other segment results beginning with the fiscal 2022 third quarter.

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

Note 4.     Receivables

Receivables, net consisted of the following:

	December 27, 2023	December 28, 2022
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$14,092	$13,314
Notes and loan receivables from franchisees	584	6,731
Vendor receivables	4,059	3,466
Credit card receivables	995	896
Other	1,862	1,545
Allowance for doubtful accounts	(201)	(376)
Total receivables, net	$21,391	$25,576

During 2023, 2022 and 2021, we recorded reversals of credit losses of $0.1 million, $0.1 million, and $1.1 million, respectively, based on actual and expected losses on franchise-related receivables. The reversal in 2021 was primarily the result of the collection of amounts for which credit losses were previously recorded due to uncertainties related to the impacts of the COVID-19 pandemic.

Note 5.     Property

Property, net consisted of the following:

	December 27, 2023	December 28, 2022
	(In thousands)
Land	$43,577	$42,374
Buildings and leasehold improvements	169,005	164,782
Other property and equipment	40,791	40,647
Total property	253,373	247,803
Less accumulated depreciation	159,879	153,334
Property, net	$93,494	$94,469

The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 27, 2023	December 28, 2022
	(In thousands)
Land	$23,825	$23,825
Buildings and leasehold improvements	66,763	67,283
Total property owned, leased to franchisees	90,588	91,108
Less accumulated depreciation	58,006	57,253
Property owned, leased to franchisees, net	32,582	33,855
Buildings held under finance leases, leased to franchisees	5,505	7,047
Less accumulated amortization	3,218	4,339
Property held under finance leases, leased to franchisees, net	2,287	2,708
Total property leased to franchisees, net	$34,869	$36,563

Depreciation expense, including amortization of property under finance leases, for 2023, 2022 and 2021 was $12.2 million, $12.8 million and $13.3 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 6.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill and goodwill by segment:

	December 27, 2023	December 28, 2022
	(In thousands)
Balance, beginning of year	$72,740	$36,884
Additions related to acquisition of Keke’s	—	35,213
Adjustments related to the acquisition of a Denny’s franchise unit	—	643
Reclassifications to assets held for sale	(469)	—
Impairment charges related to Keke’s	$(6,363)	$—
Balance, end of year (1)	$65,908	$72,740

Goodwill by segment
Denny’s	$37,527	$37,527
Other	28,381	35,213
Total goodwill	$65,908	$72,740

(1)	Net of accumulated impairment losses of $6.4 million.

Intangible assets consist of the following:

	December 27, 2023		December 28, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,470	5,614	10,489	5,697
Franchise agreements	10,700	935	10,700	265
Intangible assets, net	$99,977	$6,549	$100,996	$5,962

The weighted-average life of reacquired franchise rights is six years. The weighted-average life of franchise agreements is 14 years. The amortization expense for definite-lived intangibles and other assets for 2023, 2022 and 2021 was $2.2 million, $2.0 million and $2.1 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2024	$1,525
2025	1,469
2026	1,302
2027	1,255
2028	1,081

We performed an annual impairment test of goodwill and other intangible assets with indefinite lives as of December 27, 2023 and determined that a portion of the goodwill related to Keke’s was impaired as a result of lower than forecasted sales and cash flows. Near-term sales and cash flows in 2023 were impacted by reduced tourism in Florida as well as a slower pace of restaurant development than originally anticipated. In addition, investments in general and administrative expenses to support the growth of the brand and an extended development cycle have also impacted near-term cash flow projections. Accordingly, we recognized $6.4 million of impairment charges related to the Keke’s goodwill. See Note 8. The balance of this goodwill is included in the Other segment. As it relates to the remainder of goodwill and other intangible assets with indefinite lives, we concluded that the fair value of these assets substantially exceeded their carrying values. However, we recorded less than $0.1 million of impairment related to reacquired franchise rights during the year ended December 27, 2023. See Note 14.

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 27, 2023	December 28, 2022
	(In thousands)
Accrued payroll	$16,400	$17,903
Accrued insurance, primarily current portion of liability for insurance claims	3,758	3,492
Accrued taxes	4,699	4,452
Accrued advertising	10,664	6,069
Gift cards	7,838	7,675
Accrued legal settlements	7,488	5,446
Accrued interest	4,530	1,142
Other	7,691	10,583
Other current liabilities	$63,068	$56,762

Note 8.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 27, 2023:
Deferred compensation plan investments (1)	$12,225	$12,225	$—	$—
Interest rate swaps (2)	8,888	—	8,888	—
Investments (3)	1,281	—	1,281	—
Total	$22,394	$12,225	$10,169	$—

Fair value measurements as of December 28, 2022:
Deferred compensation plan investments (1)	$10,818	$10,818	$—	$—
Interest rate swaps (2)	20,047	—	20,047	—
Investments (3)	1,746	—	1,746	—
Total	$32,611	$10,818	$21,793	$—

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

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges

Fair value measurements as of December 27, 2023:
Assets held and used, including other intangible assets (1)	$—	$375
Goodwill (2)	$28,381	$6,363

(1)	As of December 27, 2023, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, of if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.
(2)	As of December 27, 2023, impaired Keke’s goodwill was written down to fair value. To determine fair value, we used an income approach and market approach, with equal weighting given to each approach, to value the goodwill subject to the impairment. These fair value measurements require significant judgment using Level 3 inputs. The income approach involves the use of estimates and assumptions including forecasted future revenues and operating margins, including projected growth in restaurant unit counts and average unit volumes, royalty rate, and discount rates. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. The market approach involves the selection and application of cash flows multiples of a group of similar companies to the projected cash flows of the operating segment.

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets, goodwill and reacquired franchise rights. During the year ended December 27, 2023 and December 28, 2022, we recognized impairment charges of $8.6 million and $1.0 million, respectively, related to certain of these assets. See Note 6 and Note 14.

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

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 27, 2023	December 28, 2022
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$1,451	$1,704
Interest on lease liabilities	Interest expense, net	2,139	2,350
Operating lease costs:
Operating lease costs - company	Occupancy	8,841	7,624
Operating lease costs - franchise	Costs of franchise and license revenue	14,022	15,541
Operating lease costs - general and administrative	General and administrative expenses	629	564
Operating lease costs - closed stores	Restructuring charges and exit costs	175	201
Variable lease costs:
Variable lease costs - company	Occupancy	4,803	3,988
Variable lease costs - franchise	Costs of franchise and license revenue	6,232	6,596
Variable lease costs - general and administrative	General and administrative expenses	271	255
Variable lease costs - closed stores	Restructuring charges and exit costs	46	34
Sublease income:
Sublease income - franchise	Franchise and license revenue	(24,966)	(27,445)
Sublease income - closed stores	Restructuring charges and exit costs	(166)	(229)
Total lease costs		$13,477	$11,183

Lease terms and discount rates were as follows:

	December 27, 2023	December 28, 2022
Weighted-average remaining lease term (in years):
Finance leases	8.0	8.4
Operating leases	8.8	9.4
Weighted-average discount rate:
Finance leases	23.1%	23.5%
Operating leases	6.0%	5.8%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 27, 2023	December 28, 2022
		(In thousands)
Lease income
Operating lease income - franchise	Franchise and license revenue	$26,353	$28,473
Operating lease income - closed stores	Restructuring charges and exit costs	119	183
Operating lease income - general and administrative	General and administrative expenses	118	140
Variable lease income - franchise	Franchise and license revenue	9,530	10,124
Variable lease income - closed stores	Restructuring charges and exit costs	47	46
Total lease income		$36,167	$38,966

Cash and supplemental noncash amounts were as follows:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,139	$2,350
Operating cash flows from operating leases	$24,310	$24,626
Financing cash flows from finance leases	$1,786	$2,020
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,071	$537
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$7,047	$16,040

(1)    Right-of-use assets obtained in 2022 includes $7.9 million from the acquisition of Keke’s. See Note 3.

Maturities of lease liabilities and receipts as of December 27, 2023 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2024	$3,312	$21,977	$23,950
2025	3,171	21,022	23,943
2026	2,820	20,402	23,567
2027	2,408	18,539	22,133
2028	1,728	16,558	20,317
Thereafter	9,929	69,289	117,351
Total undiscounted cash flows	23,368	167,787	$231,261
Less: interest	12,835	38,557
Present value of lease liabilities	10,533	129,230
Less: current lease liabilities	1,383	14,779
Long-term lease liabilities	$9,150	$114,451

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 27, 2023	December 28, 2022
	(In thousands)
Revolving loans	$255,500	$261,500
Finance lease obligations	10,533	11,238
Total long-term debt	266,033	272,738
Less current maturities of finance lease obligations	1,383	1,683
Noncurrent portion of long-term debt	$264,650	$271,055

There are no scheduled maturities of our revolving loans due in 2024 through 2025. The $255.5 million of revolving loans are due August 26, 2026.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of December 27, 2023.

As of December 27, 2023, we had outstanding revolver loans of $255.5 million and outstanding letters of credit under the credit facility of $11.5 million. These balances resulted in unused commitments of $133.0 million as of December 27, 2023 under the credit facility. After December 27, 2023, we increased our letters of credit to $17.0 million.

As of December 27, 2023, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.00%. Letters of credit under the credit facility bore interest at a rate of 2.13%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.30%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.41% and 6.37% as of December 27, 2023 and December 28, 2022, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.04% and 5.31% as of December 27, 2023 and December 28, 2022, respectively.

Interest Rate Hedges

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 27, 2023 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,162	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,680	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$37,000	(1)	$4,046	3.09%
Total			$207,000		$8,888

(1)     The notional amount of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

On March 31, 2023, the Company entered into an amendment of its interest rate swaps. The amendment transitions our interest rate swap benchmark interest rates from LIBOR to Daily Simple SOFR, and as such the fixed rates in the table above have been adjusted to the appropriate fixed rates. The conversion to Daily Simple SOFR did not have a material impact on the Company’s consolidated financial position or results of operations.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March, 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. As a result, we expect our total swaps to approximate 80% of our outstanding debt prospectively. We received $1.5 million of cash as a result of the termination which is recorded as a component of operating activities in our Consolidated Statement of Cash Flows for the year ended December 27, 2023.

In addition, during the year ended December 27, 2023, we designated the remaining 2018 Swaps as cash flow hedges of our exposure to variability in future cash flows attributable to variable rate interest payments due on forecasted notional amounts.

Changes in Fair Value of Interest Rate Swaps

To the extent the swaps are highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in the Consolidated Statements of Income but are reported as a component of other comprehensive income (loss). Our interest rate swaps are designated as cash flow hedges with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net.

As of December 27, 2023, the fair value of swaps designated as cash flow hedges was an asset of $8.9 million and was recorded as a component of other noncurrent assets.The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 18 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps. We expect to reclassify approximately $6.1 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next twelve months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Income. For the year ended December 27, 2023, we recorded expense of $10.6 million, and for the years ended December 28, 2022 and December 29, 2021, we recorded income of $55.0 million and $12.8 million, respectively, as a component of other nonoperating expense (income), net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included In Accumulated Other Comprehensive Loss, Net

At December 27, 2023, we had a total of $64.2 million (before taxes) included in accumulated other comprehensive loss, net related to i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap. We reclassified unrealized losses of $0.4 million, less than $0.1 million, and $0.2 million to interest expense, net related to the 2018 Swaps, for the years ended December 27, 2023, December 28, 2022, and December 29, 2021, respectively. We expect to amortize approximately $0.8 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next twelve months.

Note 11.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Company restaurant sales	$215,532	$199,753	$175,017
Franchise and license revenue:
Royalties	120,131	113,891	103,425
Advertising revenue	78,494	75,926	69,957
Initial and other fees	13,882	28,262	8,009
Occupancy revenue	35,883	38,597	41,766
Franchise and license revenue	248,390	256,676	223,157
Total operating revenue	$463,922	$456,429	$398,174

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 28, 2022	$20,751
Fees received from franchisees	1,729
Revenue recognized, net (1)	(3,330)
Balance, December 27, 2023	19,150
Less current portion included in other current liabilities	2,164
Deferred franchise revenue included in other noncurrent liabilities	$16,986

(1) Of this amount $2.7 million was included in the deferred franchise revenue balance as of December 28, 2022.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.The components of the change in contract assets are as follows:

(In thousands)
Balance, December 28, 2022	$5,361
Franchisee deferred costs	2,689
Contract asset amortization	(1,442)
Balance, December 27, 2023	6,608
Less current portion included in other current assets	1,050
Contract assets included in other noncurrent assets	$5,558

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $4.8 million and $19.3 million of revenue related to the sale of equipment to franchisees during the years ended December 27, 2023 and December 28, 2022, respectively. As of December 27, 2023, we had $0.6 million in inventory and $0.3 million in receivables related to the purchased equipment. As of December 28, 2022, we had $3.6 million in inventory and $6.6 million in receivables related to the kitchen equipment rollout.

As of December 27, 2023, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
2024	$1,114
2025	1,132
2026	1,130
2027	1,099
2028	969
Thereafter	7,098
Deferred franchise revenue, net	$12,542

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to customers. The balance of deferred gift card liabilities as of December 27, 2023 and December 28, 2022 was $7.8 million and $7.7 million, respectively. During the year ended December 27, 2023, we recognized revenue of $0.5 million from gift card redemptions at company restaurants.

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

We made total contributions of $1.8 million, $1.7 million and $1.5 million for 2023, 2022 and 2021, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 27, 2023	December 28, 2022
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,606	$2,219
Interest cost	53	36
Actuarial gain	(29)	(261)
Benefits paid	(131)	(151)
Settlements	(421)	(237)
Benefit obligation at end of year	$1,078	$1,606
Accumulated benefit obligation	$1,078	$1,606
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	552	388
Benefits paid	(131)	(151)
Settlements	(421)	(237)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(1,078)	$(1,606)
Amounts recognized on the balance sheet:
Other current liabilities	$(582)	$(972)
Other noncurrent liabilities	(496)	(634)
Net amount recognized	$(1,078)	$(1,606)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(449)	$(516)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss, net:
Benefit obligation actuarial gain (loss)	$(98)	$261
Amortization of net loss	56	123
Settlement loss recognized	35	74
Plan closure loss	74	—
Other comprehensive income	$67	$458

The components of net periodic benefit cost, which are included in general and administrative expenses in our Consolidated Statements of Income, were as follows:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Interest cost	$53	$36	$26
Amortization of net loss	56	123	159
Settlement loss recognized	35	74	—
Plan experience gain	(53)	—	—
Net periodic benefit cost	$91	$233	$185

Assumptions

The discount rates used to determine the benefit obligations as of December 27, 2023 and December 28, 2022 were 4.93% and 5.26%, respectively. The discount rates used to determine net period pension costs for 2023, 2022 and 2021 were 5.26%, 1.99% and 1.34%, respectively.

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

Contributions and Expected Future Benefit Payments

We made contributions of $0.6 million and $0.4 million to our defined benefit plans during the years ended December 27, 2023 and December 28, 2022, respectively. We expect to contribute $0.6 million to our defined benefit plans during 2024.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2028 through 2032 are as follows:

Defined Benefit Plans
(In thousands)
2024	$582
2025	116
2026	114
2027	86
2028	73
2028 through 2032	234

Note 13.     Share-Based Compensation

Share-Based Compensation Plans

The Denny’s Corporation 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 27, 2023, there were 1.5 million shares available for grant under the 2021 Omnibus Plan. In addition, we have 0.7 million shares available to be issued outside of the 2021 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with Nasdaq Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Employee share awards	$7,991	$10,470	$12,708
Restricted stock units for board members	889	930	894
Total share-based compensation	$8,880	$11,400	$13,602

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were $2.3 million, $2.9 million and $3.4 million during the years ended December 27, 2023, December 28, 2022 and December 29, 2021, respectively.

Employee Share Awards

Employee share awards consist of performance share units (“PSUs”) and restricted stock units ("RSUs") (which are equity classified). The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the employee share awards activity during the year ended December 27, 2023:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,297	$18.30
Granted	1,297	$13.43
Converted	(194)	$14.41
Forfeited	(410)	$16.36
Outstanding, end of year	1,990	$15.90
Convertible, end of year	621	$18.95

During the year ended December 27, 2023, we granted certain employees 0.3 million performance share units ("PSUs") with a weighted average grant date fair value of $18.39 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million PSUs with a weighted average grant date fair value of $11.90 per share that vest based on our Adjusted EPS growth rate versus plan, as defined under the terms of the award. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 29, 2022 and ending December 31, 2025. The PSUs will completely vest and be earned at the end of the performance period at which point the relative TSR and Adjusted EPS growth rate achievement percentages will be applied to the vested units (from 0% to 200% of the target award). We recognize compensation cost associated with 0.5 million of these PSU awards over the entire performance period on a straight-line basis, with compensation cost for the remaining 0.1 million PSU awards recognized on a graded-vesting basis due to the accelerated vesting terms for certain retirement eligible individuals.

We also granted certain employees 0.7 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $11.83 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 29, 2022 and ending December 31, 2025. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

For 2023, 2022 and 2021, the weighted average grant date fair value of awards granted was $13.43, $16.22 and $21.83, respectively.

The following table presents the weighted-average assumptions used in the Monte Carlo simulations to determine the fair value of PSU awards at the grant date, along with the related weighted-average grant date fair value of PSU awards:

	December 27, 2023	December 28, 2022	December 29, 2021
Risk-free interest rate	3.75%	1.96%	0.18%
Expected term (in years)	3.0	2.8	3.0
Expected volatility	69.7%	66.0%	64.9%
Expected dividend yield	0.0%	0.0%	0.0%
Grant date fair value per unit	$18.39	$21.05	$24.74

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

We made payments of $0.1 million, $0.4 million and $0.2 million during 2023, 2022 and 2021, respectively, related to converted performance and restricted share units. Payments relate to the payment of payroll taxes. The fair value of units converted was $8.6 million, $13.8 million and $4.3 million during 2023, 2022 and 2021, respectively. As of December 27, 2023, we had $9.6 million of unrecognized compensation cost related to unvested employee share awards, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the year ended December 27, 2023, we granted less than 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $10.71 per unit to non-employee members of our Board. The restricted stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board), upon termination as a member of our Board or in three equal annual installments commencing after termination of service as a member of our Board. During the year ended December 27, 2023, 0.2 million restricted stock units were converted into shares of common stock.

There were 0.7 million and 0.8 million RSUs outstanding as of December 27, 2023 and December 28, 2022, respectively. As of December 27, 2023, we had $0.3 million of unrecognized compensation cost related to all unvested RSU awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Stock Options

Prior to 2012, stock options were granted that vest evenly over three years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2023, 2022 or 2021. There were no stock options outstanding at December 27, 2023, and there were no stock options exercised for the years ended December 27, 2023 or December 28, 2022. The total intrinsic value of the options exercised was $0.3 million during the year ended December 29, 2021.

Note 14.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consists of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Gains on sales of assets and other, net	$(2,220)	$(3,378)	$(47,822)
Restructuring charges and exit costs	2,536	1,410	1,275
Impairment charges (1)	2,214	963	442
Operating (gains), losses and other charges, net	$2,530	$(1,005)	$(46,105)

(1)	Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, and reacquired franchise rights.

Gains on sales of assets and other, net for the years ended December 27, 2023, December 28, 2022, and December 29, 2021, were primarily related to the sales of real estate.
Restructuring charges and exit costs consists of the following:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Exit costs	$190	$86	$323
Severance and other restructuring charges	2,346	1,324	952
Total restructuring charges and exit costs	$2,536	$1,410	$1,275

Exit costs primarily consists of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 9.

Severance and other restructuring charges primarily consist of severance costs for the years ended December 27, 2023 and December 28, 2022. Severance and other restructuring charges for the year ended December 29, 2021 were primarily related to the relocation of certain support functions to our support center in the Dallas, Texas area. As of December 27, 2023 and December 28, 2022, we had accrued severance and other restructuring charges of $1.4 million and $0.7 million, respectively. The balance as of December 27, 2023 is expected to be paid during the next 12 months.

We recorded impairment charges of $2.2 million for the year ended December 27, 2023 primarily resulting from underperforming units. The $2.2 million included $1.3 million related to property and $0.9 million related to operating lease right-of-use assets, less than $0.1 million related to finance lease right-of-use assets, and less than $0.1 million related to reacquired franchise rights. We recorded impairment charges of $1.0 million for the year ended December 28, 2022 primarily resulting from underperforming units. The $1.0 million included $0.6 million related to property, $0.3 million related to operating lease right-of-use assets, and less than $0.1 million related to finance lease right-of-use assets. We recorded impairment charges of $0.4 million for the year ended December 29, 2021 primarily resulting from an underperforming unit. The $0.4 million included $0.3 million related to property, $0.1 million related to finance lease right-of-use assets, and less than $0.1 million related to operating lease right-of-use assets.

Note 15.     Income Taxes

The provisions for (benefits from) income taxes were as follows:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Current:
Federal	$4,649	$6,128	$12,997
State and local	2,409	2,160	3,105
Foreign	1,433	1,152	862
Deferred:
Federal	(1,876)	11,043	6,826
State and local	173	3,689	7,271
Increase (decrease) of valuation allowance	205	546	(5,031)
Total provision for income taxes	$6,993	$24,718	$26,030

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 27, 2023	December 28, 2022	December 29, 2021
Statutory provision rate	21%	21%	21%
State and local taxes, net of federal income tax benefit	6	5	5
Foreign taxes	5	1	—
Change in state valuation allowance	1	—	(1)
General business credits generated	(5)	(1)	(2)
Foreign tax credits generated	(5)	(1)	1
Section 162(m) and share-based compensation	7	—	1
Insurance premiums	(2)	—	—
Other	(2)	—	—
Effective tax rate	26%	25%	25%

For 2023, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits. The 2023 rate was also impacted by $1.9 million of disallowed compensation deductions.

For 2022, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits.

For 2021, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes and the generation of employment credits. The 2021 rate was also impacted by $1.3 million of disallowed compensation deductions. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law as a response to the economic impacts of the COVID-19 pandemic. As a result of the CARES Act, during 2021 the Company carried back 2020’s net operating loss to years 2015 and forward, to obtain $1.5 million in federal income tax refunds. See Note 16 for a discussion of other items related to the CARES Act.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 27, 2023	December 28, 2022
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$2,536	$2,094
Finance lease liabilities	1,119	1,230
Operating lease liabilities	30,445	33,028
Accrued exit costs	5	21
Pension, other retirement and compensation plans	7,127	11,239
Deferred income	4,617	4,396
Other accruals	478	918
General business and foreign tax credit carryforwards - state and federal	3,472	2,387
Net operating loss carryforwards - state	848	1,157
Total deferred tax assets before valuation allowance	50,647	56,470
Less: valuation allowance	(2,943)	(2,738)
Total deferred tax assets	47,704	53,732
Deferred tax liabilities:
Intangible assets	(15,044)	(15,706)
Contract assets	(1,460)	(1,360)
Deferred finance costs	(181)	(250)
Operating lease right-of-use assets	(27,307)	(29,822)
Fixed assets	(8,074)	(9,291)
Interest rate swaps	(2,220)	(4,722)
Total deferred tax liabilities	(54,286)	(61,151)
Net deferred tax liabilities	$(6,582)	$(7,419)

The Company’s state net operating loss tax asset of $0.8 million includes $0.6 million related to Pennsylvania and South Carolina.
Of the $2.9 million valuation allowance, $0.4 million relates to Pennsylvania and South Carolina net operating loss carryforwards, $1.0 million relates to California enterprise zone credits and $1.5 million relates to foreign tax credit carryforwards, all of which may never be utilized, prior to their expiration.
It is more likely than not that we will be able to utilize all of our existing temporary differences and most of our remaining state tax net operating losses and state credit tax carryforwards, net of existing valuation allowance, prior to their expiration.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 27, 2023	December 28, 2022
	(In thousands)
Balance, beginning of year	$869	$1,047
Decreases related to prior year tax positions	(424)	(178)
Balance, end of year	$445	$869

There was no interest expense associated with unrecognized tax benefits for the years ended December 27, 2023 and December 28, 2022.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020. We remain subject to examination for U.S. federal taxes from 2020 onward, and in the following major state jurisdictions: California (2018 onward), Florida (2020 onward) and Texas (2019 onward).

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

The total amount of credits recorded in 2021 related to the ERTC was $0.8 million, of which $0.3 million was included as a component of costs of company restaurant sales and $0.5 million was included as a component of general and administrative expenses in our Consolidated Statement of Income for the year ended December 29, 2021.

In addition, as allowed under the CARES Act, we deferred $3.1 million of our portion of FICA taxes in 2020 which were paid in 2021.

Note 17. Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands, except per share amounts)
Net income	$19,945	$74,712	$78,073

Weighted average shares outstanding - basic	55,984	60,771	65,171
Effect of dilutive share-based compensation awards	212	108	402
Weighted average shares outstanding - diluted	56,196	60,879	65,573

Net income per share - basic	$0.36	$1.23	$1.20
Net income per share - diluted	$0.35	$1.23	$1.19

Anti-dilutive share-based compensation awards	726	709	420

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

During 2023, we repurchased a total of 5.2 million shares of our common stock for $52.1 million, including excise taxes. During 2022, we repurchased a total of 6.3 million shares of our common stock for $64.9 million. During 2021, we repurchased a total of 2.0 million shares of our common stock for $30.6 million.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

Retirement of Treasury Stock

In the fourth quarter of fiscal 2023, the Board approved the retirement of 12.8 million shares of treasury stock at a weighted average share price of $11.02, including excise taxes. As of the year ended December 27, 2023, 0.7 million shares remained in treasury.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 30, 2020	$(978)	$(59,427)	$(60,405)
Benefit obligation actuarial loss	(46)	—	(46)
Amortization of net loss (1)	159	—	159
Changes in the fair value of cash flow derivatives	—	4,275	4,275
Reclassification of cash flow derivatives to interest expense, net (2)	—	4,023	4,023
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	166	166
Income tax expense	(35)	(2,607)	(2,642)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Benefit obligation actuarial gain	261	—	261
Amortization of net loss (1)	123	—	123
Settlement loss recognized	74	—	74
Changes in the fair value of cash flow derivatives	—	13,619	13,619
Reclassification of cash flow derivatives to interest expense, net (2)	—	1,310	1,310
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	29	29
Income tax expense	(113)	(3,530)	(3,643)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)
Benefit obligation actuarial loss	(98)	—	(98)
Amortization of net loss (1)	56	—	56
Settlement loss recognized	35	—	35
Plan closure loss	74	—	74
Changes in the fair value of cash flow derivatives	—	6,262	6,262
Reclassification of cash flow derivatives to interest expense, net (2)	—	(5,028)	(5,028)
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	353	353
Income tax benefit (expense)	151	(767)	(616)
Balance as of December 27, 2023	$(337)	$(41,322)	$(41,659)

(1)    Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 12 for additional details.
(2)    Amounts reclassified from accumulated other comprehensive loss into income represent payments made to (received from) the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Consolidated Statements of Income. We expect to receive payments from the counterparty and reclassify $6.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

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
Purchase Obligations

We have commitments related to company and franchised restaurants under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 27, 2023 consist of the following:

(In thousands)
Less than 1 year	$202,018
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$202,018

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice.

Note 20.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
	(In thousands)
Income taxes paid, net	$9,195	$9,296	$9,942
Interest paid	$13,390	$12,939	$14,159

Noncash investing and financing activities:
Receipt of real estate receivable	$—	$3,000	$—
Accrued purchase of property	$756	$283	$231
Issuance of common stock, pursuant to share-based compensation plans	$5,638	$9,547	$3,087
Execution of finance leases	$1,071	$537	$998
Treasury stock payable	$563	$542	$633

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

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following three items: general and administrative expenses, depreciation and amortization, goodwill impairment charges, and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance and a more relevant comparison to prior period results. Restaurant-level operating margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Fiscal Year Ended
	December 27, 2023	December 28, 2022	December 29, 2021
Revenues by operating segment:	(In thousands)
Denny’s	$443,106	$447,687	$398,174
Other	20,816	8,742	—
Total operating revenue	$463,922	$456,429	$398,174

Segment income:
Denny’s	$146,833	$138,555	$142,102
Other	7,038	3,089	—
Total restaurant-level operating margin	$153,871	$141,644	$142,102

General and administrative expenses	$77,770	$67,173	$68,686
Depreciation and amortization	14,385	14,862	15,446
Goodwill impairment charges	6,363	—	—
Operating (gains), losses and other charges, net	2,530	(1,005)	(46,105)
Total other operating expenses	101,048	81,030	38,027
Operating income	52,823	60,614	104,075
Interest expense, net	17,597	13,769	15,148
Other nonoperating expense (income), net	8,288	(52,585)	(15,176)
Net income before income taxes	26,938	99,430	104,103
Provision for income taxes	6,993	24,718	26,030
Net income	$19,945	$74,712	$78,073

	Fiscal Year Ended
	December 27, 2023	December 28, 2022
Segment assets:	(In thousands)
Denny’s	$340,136	$394,051
Other	124,682	104,284
Total assets	$464,818	$498,335

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2024

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelli F. Valade	Chief Executive Officer and Director	February 26, 2024
(Kelli F. Valade)	(Principal Executive Officer)

/s/ Robert P. Verostek	Executive Vice President and Chief Financial Officer	February 26, 2024
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 26, 2024
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 26, 2024
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 26, 2024
(Bernadette S. Aulestia)

/s/ Olu Beck	Director	February 26, 2024
(Olu Beck)

/s/ Gregg R. Dedrick	Director	February 26, 2024
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 26, 2024
(José M. Gutiérrez)

/s/ John C. Miller	Director	February 26, 2024
(John C. Miller)

/s/ Laysha Ward	Director	February 26, 2024
(Laysha Ward)