Form 10-Q
period 2024-03-27
DENNY'S Corp
filed 2024-04-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2024
or
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
Yes ☐   No  ☒

As of April 25, 2024, 52,018,583 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 27, 2024	December 27, 2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,164	$4,893
Investments	2,787	1,281
Receivables, net	17,288	21,391
Inventories	2,073	2,175
Assets held for sale	1,060	1,455
Prepaid and other current assets	9,646	12,855
Total current assets	34,018	44,050
Property, net of accumulated depreciation of $161,735 and $159,879, respectively	94,985	93,494
Finance lease right-of-use assets, net of accumulated amortization of $7,393 and $8,220, respectively	5,785	6,098
Operating lease right-of-use assets, net	114,912	116,795
Goodwill	65,908	65,908
Intangible assets, net	93,046	93,428
Deferred financing costs, net	1,543	1,702
Other noncurrent assets	50,214	43,343
Total assets	$460,411	$464,818
Liabilities
Current liabilities:
Current finance lease liabilities	$1,363	$1,383
Current operating lease liabilities	15,547	14,779
Accounts payable	15,076	24,070
Other current liabilities	56,986	63,068
Total current liabilities	88,972	103,300
Long-term liabilities:
Long-term debt	261,200	255,500
Noncurrent finance lease liabilities	8,845	9,150
Noncurrent operating lease liabilities	111,553	114,451
Liability for insurance claims, less current portion	7,550	6,929
Deferred income taxes, net	7,864	6,582
Other noncurrent liabilities	30,171	31,592
Total long-term liabilities	427,183	424,204
Total liabilities	516,155	527,504
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 27, 2024: 53,262 shares issued and 52,119 outstanding; December 27, 2023: 52,906 shares issued and 52,239 shares outstanding	$533	$529
Paid-in capital	7,534	6,688
Deficit	(17,093)	(21,784)
Accumulated other comprehensive loss, net	(35,495)	(41,659)
Treasury stock, at cost, 1,143 and 667 shares, respectively	(11,223)	(6,460)
Total shareholders' deficit	(55,744)	(62,686)
Total liabilities and shareholders' deficit	$460,411	$464,818

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$52,342	$53,452
Franchise and license revenue	57,632	64,019
Total operating revenue	109,974	117,471
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	13,311	14,039
Payroll and benefits	20,474	20,240
Occupancy	4,573	4,094
Other operating expenses	9,760	8,119
Total costs of company restaurant sales, excluding depreciation and amortization	48,118	46,492
Costs of franchise and license revenue, excluding depreciation and amortization	27,374	32,387
General and administrative expenses	21,222	20,118
Depreciation and amortization	3,581	3,656
Operating (gains), losses and other charges, net	(327)	(1,329)
Total operating costs and expenses, net	99,968	101,324
Operating income	10,006	16,147
Interest expense, net	4,420	4,505
Other nonoperating (income) expense, net	(637)	10,093
Income before income taxes	6,223	1,549
Provision for income taxes	1,532	952
Net income	$4,691	$597

Net income per share - basic	$0.09	$0.01
Net income per share - diluted	$0.09	$0.01

Basic weighted average shares outstanding	53,068	57,638
Diluted weighted average shares outstanding	53,214	57,840

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Net income	$4,691	$597
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $6 and $22, respectively	10	67
Changes in the fair value of cash flow hedges, net of tax of $2,423 and $321, respectively	7,175	942
Reclassification of cash flow hedges to interest expense, net of tax of $(381) and $(236), respectively	(1,127)	(694)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $36 and $14, respectively	106	42
Other comprehensive income	6,164	357
Total comprehensive income	$10,855	$954

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarter Ended March 27, 2024 and March 29, 2023
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	4,691	—	4,691
Other comprehensive income	—	—	—	—	—	—	6,164	6,164
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	850	—	—	850
Purchase of treasury stock, including excise tax	—	—	(476)	(4,763)	—	—	—	(4,763)
Issuance of common stock for share-based compensation	356	4	—	—	(4)	—	—	—
Balance, March 27, 2024	53,262	$533	(1,143)	$(11,223)	$7,534	$(17,093)	$(35,495)	$(55,744)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	597	—	597
Other comprehensive income	—	—	—	—	—	—	357	357
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	127	—	—	127
Purchase of treasury stock, including excise tax	—	—	(806)	(8,967)	—	—	—	(8,967)
Issuance of common stock for share-based compensation	470	5	—	—	(5)	—	—	—
Balance, March 29, 2023	65,468	$655	(9,076)	$(104,443)	$142,258	$(41,132)	$(42,340)	$(45,002)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$4,691	$597
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,581	3,656
Operating (gains), losses and other charges, net	(327)	(1,329)
Losses and amortization on interest rate swaps, net	141	10,662
Amortization of deferred financing costs	159	159
Gains on investments	(6)	(5)
Losses on early termination of debt and leases	123	—
Deferred income tax (benefit) expense	(768)	133
Decrease of tax valuation allowance	(26)	—
Share-based compensation expense	2,776	3,094
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	4,011	1,814
Inventories	102	2,284
Prepaids and other current assets	3,208	2,652
Other noncurrent assets	860	1,119
Operating lease assets and liabilities	(164)	(246)
Accounts payable	(11,037)	(1,131)
Other accrued liabilities	(6,408)	(6,534)
Other noncurrent liabilities	(701)	(772)
Net cash flows provided by operating activities	215	16,153
Cash flows from investing activities:
Capital expenditures	(4,905)	(1,304)
Proceeds from sales of real estate and other assets	986	1,715
Investment purchases	(1,500)	(1,300)
Collections on notes receivable	171	320
Issuance of notes receivable	(79)	—
Net cash flows used in investing activities	(5,327)	(569)
Cash flows from financing activities:
Revolver borrowings	52,200	35,000
Revolver payments	(46,500)	(32,500)
Repayments of finance leases	(370)	(506)
Tax withholding on share-based payments	(1,872)	(2,846)
Purchase of treasury stock	(4,774)	(9,041)
Net bank overdrafts	2,699	(319)
Net cash flows provided by (used in) financing activities	1,383	(10,212)
(Decrease) increase in cash and cash equivalents	(3,729)	5,372
Cash and cash equivalents at beginning of period	4,893	3,523
Cash and cash equivalents at end of period	$1,164	$8,895

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of March 27, 2024, the Company consisted of 1,614 restaurants, 1,539 of which were franchised/licensed restaurants and 75 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). As of March 27, 2024, the Denny's brand consisted of 1,553 restaurants, 1,489 of which were franchised/licensed restaurants and 64 of which were company operated. At March 27, 2024, the Keke's brand consisted of 61 restaurants, 50 of which were franchised restaurants and 11 of which were company operated.

Our unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended December 27, 2023 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 27, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 25, 2024. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

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

Accounting Standards to be Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (our fiscal 2024) and interim periods beginning after December 15, 2024 (our fiscal 2025). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements and will add necessary disclosures upon adoption.

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

Note 3.     Receivables

Receivables consisted of the following:

	March 27, 2024	December 27, 2023
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,181	$14,092
Notes and loan receivables from franchisees	340	584
Vendor receivables	2,154	4,059
Credit card receivables	784	995
Other	2,134	1,862
Allowance for credit losses	(305)	(201)
Total receivables, net	$17,288	$21,391

Note 4.    Goodwill and Intangible Assets

Goodwill by segment consisted of the following:
	March 27, 2024	December 27, 2023
	(In thousands)
Denny’s	$37,527	$37,527
Other	28,381	28,381
Total goodwill	$65,908	$65,908

Intangible assets consisted of the following:

	March 27, 2024		December 27, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,470	5,820	9,470	5,614
Franchise agreements	10,700	1,111	10,700	935
Intangible assets, net	$99,977	$6,931	$99,977	$6,549

Amortization expense for intangible assets with definite lives totaled $0.4 million for each of the quarters ended March 27, 2024 and March 29, 2023.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 27, 2024	December 27, 2023
	(In thousands)
Accrued payroll	$11,896	$16,400
Current portion of liability for insurance claims	3,977	3,758
Accrued taxes	4,062	4,699
Accrued advertising	9,827	10,664
Gift cards	6,398	7,838
Accrued legal settlements	8,436	7,488
Accrued interest	4,714	4,530
Other	7,676	7,691
Other current liabilities	$56,986	$63,068

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 27, 2024:
Deferred compensation plan investments (1)	$11,378	$11,378	$—	$—
Interest rate swaps (2)	16,978	—	16,978	—
Investments (3)	2,787	—	2,787	—
Total	$31,143	$11,378	$19,765	$—

Fair value measurements as of December 27, 2023:
Deferred compensation plan investments (1)	$12,225	$12,225	$—	$—
Interest rate swaps (2)	8,888	—	8,888	—
Investments (3)	1,281	—	1,281	—
Total	$22,394	$12,225	$10,169	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of March 27, 2024:
Assets held and used (1)	$—	$95

(1)	As of March 27, 2024, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets. During the quarter ended March 27, 2024, we recognized impairment charges of $0.1 million related to certain of these assets. See Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 27, 2024.

As of March 27, 2024, we had outstanding revolver loans of $261.2 million and outstanding letters of credit under the credit facility of $17.0 million. These balances resulted in unused commitments of $121.8 million as of March 27, 2024 under the credit facility.

As of March 27, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.69% and 7.41% as of March 27, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.30% and 5.04% as of March 27, 2024 and December 27, 2023, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 27, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,040	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,980	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$44,000	(1)	$11,958	3.09%
Total			$214,000		$16,978

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. We received $1.5 million of cash as a result of the termination which is recorded as a component of operating activities in our Consolidated Statement of Cash Flows for the quarter ended March 29, 2023.

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

As of March 27, 2024, the fair value of the swaps designated as cash flow hedges was an asset of $17.0 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. For the quarter ended March 27, 2024, we reclassified $1.5 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $6.2 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating (income) expense, net in our Consolidated Statements of Income. For the quarter ended March 29, 2023, we recorded expense of $10.6 million as a component of other nonoperating (income) expense, net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At March 27, 2024, we had a total of $64.0 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter ended March 27, 2024, we recorded unrealized losses of $0.1 million to interest expense, net. For the quarter ended March 29, 2023, we recorded unrealized losses of less than $0.1 million to interest expense, net. We expect to amortize $0.9 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Company restaurant sales	$52,342	$53,452
Franchise and license revenue:
Royalties	29,306	30,027
Advertising revenue	18,138	19,668
Initial and other fees	1,816	4,990
Occupancy revenue	8,372	9,334
Franchise and license revenue	57,632	64,019
Total operating revenue	$109,974	$117,471

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Operating lease revenue	$6,128	$6,871
Variable lease revenue	2,244	2,463
Total occupancy revenue	$8,372	$9,334

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2023	$19,150
Fees received from franchisees	220
Revenue recognized (1)	(779)
Balance, March 27, 2024	18,591
Less current portion included in other current liabilities	2,132
Deferred franchise revenue included in other noncurrent liabilities	$16,459
(1)    Of this amount $0.7 million was included in the deferred franchise revenue balance as of December 27, 2023.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 27, 2023	$6,608
Franchisee deferred costs	27
Contract asset amortization	(347)
Balance, March 27, 2024	6,288
Less current portion included in other current assets	1,005
Contract assets included in other noncurrent assets	$5,283

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.3 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter ended March 27, 2024. We recognized $2.4 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter ended March 29, 2023. As of March 27, 2024, we had $0.5 million in inventory and $0.1 million in receivables related to the purchased equipment. As of December 27, 2023, we had $0.6 million in inventory and $0.3 million in receivables related to the purchased equipment.

As of March 27, 2024, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2024	$859
2025	1,131
2026	1,131
2027	1,100
2028	973
Thereafter	7,109
Deferred franchise revenue, net	$12,303

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 27, 2024 and December 27, 2023 was $6.4 million and $7.8 million, respectively. During the quarter ended March 27, 2024, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Gains on sales of assets and other, net	$(620)	$(1,522)
Restructuring charges and exit costs	198	64
Impairment charges	95	129
Operating (gains), losses and other charges, net	$(327)	$(1,329)

During the quarters ended March 27, 2024 and March 29, 2023, gains on sales of assets and other, net were primarily related to the sales of real estate.

As of March 27, 2024, we had recorded assets held for sale at the lesser of the carrying value or fair value amount of $1.1 million (consisting of property of $0.6 million and goodwill of $0.5 million) related to three Keke's restaurants. As of December 27, 2023, we had recorded assets held for sale at their carrying amount of $1.5 million (consisting of property of $0.9 million, goodwill of $0.5 million and other assets of $0.1 million) related to one parcel of real estate and three Keke's restaurants.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Exit costs	$42	$—
Severance and other restructuring charges	156	64
Total restructuring charges and exit costs	$198	$64

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of March 27, 2024 and December 27, 2023, we had accrued severance and other restructuring charges of $1.0 million and $1.4 million, respectively. The balance as of March 27, 2024 is expected to be paid during the next 12 months.

We recorded impairment charges of $0.1 million related to property for the quarter ended March 27, 2024, resulting from our assessment of closed units.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Employee share awards	$2,571	$2,847
Restricted stock units for board members	205	247
Total share-based compensation	$2,776	$3,094

Employee Share Awards

During the quarter ended March 27, 2024, we granted certain employees 0.6 million performance share units ("PSUs") with a weighted average grant date fair value of $15.48 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 200% of the target award).

During the quarter ended March 27, 2024, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $10.81 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the quarter ended March 27, 2024, we issued 0.4 million shares of common stock related to vested PSUs and RSUs. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of March 27, 2024, we had $24.0 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.4 years.

Restricted Stock Units for Board Members

As of March 27, 2024, we had $0.1 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.1 years.

Note 11.     Income Taxes

The effective income tax rate was 24.6% for the quarter ended March 27, 2024, compared to 61.5% for the prior year period. The effective income tax rate for the quarter ended March 29, 2023 included discrete items relating to share-based compensation of 36.6%. We did not have a similar discrete item for the quarter ended March 27, 2024.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands, except per share amounts)
Net income	$4,691	$597

Weighted average shares outstanding - basic	53,068	57,638
Effect of dilutive share-based compensation awards	146	202
Weighted average shares outstanding - diluted	53,214	57,840

Net income per share - basic	$0.09	$0.01
Net income per share - diluted	$0.09	$0.01

Anti-dilutive share-based compensation awards	970	807

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

During the quarter ended March 27, 2024, we repurchased a total of 0.5 million shares of our common stock for $4.8 million, including excise taxes. This brings the total amount repurchased under the current authorization to $154.3 million, leaving $95.7 million that can be used to repurchase our common stock under this authorization as of March 27, 2024. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2023, the Board approved the retirement of 12.8 million shares of treasury stock at a weighted average share price of $11.02, including excise taxes. As of March 27, 2024, 1.1 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 27, 2023	$(337)	$(41,322)	$(41,659)
Amortization of net loss (1)	16	—	16
Changes in the fair value of cash flow hedges	—	9,598	9,598
Reclassification of cash flow hedges to interest expense, net (2)	—	(1,508)	(1,508)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	142	142
Income tax expense related to items of other comprehensive income (loss)	(6)	(2,078)	(2,084)
Balance as of March 27, 2024	$(327)	$(35,168)	$(35,495)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the quarter ended March 27, 2024.
(2)    Amounts reclassified from accumulated other comprehensive loss, net into interest expense, net in our Consolidated Statements of Income represent payments either (received from) or made to the counterparty for the interest rate hedges. See Note 7 for additional details.

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

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Income taxes paid, net	$355	$489
Interest paid	$4,006	$4,253

Noncash investing and financing activities:
Accrued purchase of property	$100	$—
Issuance of common stock, pursuant to share-based compensation plans	$3,793	$5,257
Execution of finance leases	$42	$14
Treasury stock payable	$552	$468

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

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following three items: general and administrative expenses, depreciation and amortization, and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with the support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance. Restaurant-level operating margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended
	March 27, 2024	March 29, 2023
Revenues by operating segment:	(In thousands)
Denny’s	$104,011	$112,230
Other	5,963	5,241
Total operating revenue	$109,974	$117,471

Segment income:
Denny’s	$33,660	$36,640
Other	822	1,952
Total restaurant-level operating margin	$34,482	$38,592

General and administrative expenses	$21,222	$20,118
Depreciation and amortization	3,581	3,656
Operating (gains), losses and other charges, net	(327)	(1,329)
Total other operating expenses	24,476	22,445
Operating income	10,006	16,147
Interest expense, net	4,420	4,505
Other nonoperating expense (income), net	(637)	10,093
Income before income taxes	6,223	1,549
Provision for income taxes	1,532	952
Net income	$4,691	$597

	March 27, 2024	December 27, 2023
Segment assets:	(In thousands)
Denny’s	$336,143	$340,136
Other	124,268	124,682
Total assets	$460,411	$464,818

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements and the notes thereto that appear elsewhere in this report and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2023.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: economic, public health and political conditions that impact consumer confidence and spending; commodity and labor inflation; the ability to effectively staff restaurants and support personnel; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to integrate and derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2023 and in the Company's subsequent quarterly reports on Form 10-Q.

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of March 27, 2024, the Denny's brand consisted of 1,553 restaurants, 1,489 of which were franchised/licensed restaurants and 64 of which were company operated. At March 27, 2024, the Keke's brand consisted of 61 restaurants, 50 of which were franchised restaurants and 11 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the quarter ended March 27, 2024 represented less than 10% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Information discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Denny’s brand unless otherwise noted.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 27, 2024		March 29, 2023
	(In thousands)
Revenue:
Company restaurant sales	$52,342	47.6%	$53,452	45.5%
Franchise and license revenue	57,632	52.4%	64,019	54.5%
Total operating revenue	109,974	100.0%	117,471	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	13,311	25.4%	14,039	26.3%
Payroll and benefits	20,474	39.1%	20,240	37.9%
Occupancy	4,573	8.7%	4,094	7.7%
Other operating expenses	9,760	18.6%	8,119	15.2%
Total costs of company restaurant sales, excluding depreciation and amortization	48,118	91.9%	46,492	87.0%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	27,374	47.5%	32,387	50.6%
General and administrative expenses	21,222	19.3%	20,118	17.1%
Depreciation and amortization	3,581	3.3%	3,656	3.1%
Operating (gains), losses and other charges, net	(327)	(0.3)%	(1,329)	(1.1)%
Total operating costs and expenses, net	99,968	90.9%	101,324	86.3%
Operating income	10,006	9.1%	16,147	13.7%
Interest expense, net	4,420	4.0%	4,505	3.8%
Other nonoperating (income) expense, net	(637)	(0.6)%	10,093	8.6%
Income before income taxes	6,223	5.7%	1,549	1.3%
Provision for income taxes	1,532	1.4%	952	0.8%
Net income	$4,691	4.3%	$597	0.5%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended
	March 27, 2024	March 29, 2023
	(Dollars in thousands)
Denny's
Company average unit sales	$743	$762
Franchise average unit sales	$457	$452
Company equivalent units (a)	65	65
Franchise equivalent units (a)	1,501	1,529
Company same-store sales (decrease) increase vs. prior year (b)(c)	(3.0)%	11.4%
Domestic franchise same-store sales (decrease) increase vs. prior year (b)(c)	(1.2)%	8.1%

Keke's
Company average unit sales	$455	$466
Franchise average unit sales	$472	$491
Company equivalent units (a)	9	8
Franchise equivalent units (a)	50	46
Company same-store sales decrease vs. prior year (b)(d)	(1.1)%	N/A
Franchise same-store sales decrease vs. prior year (b)(d)	(4.0)%	N/A

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2024 comparable units.
(d)Same-store sales data for the quarter ended March 29, 2023 is not reported due to the acquisition being completed during the quarter ended September 28, 2022.

Unit Activity	Quarter Ended
	March 27, 2024	March 29, 2023
Denny's
Company restaurants, beginning of period	65	66
Units opened	—	—
Units closed	(1)	—
End of period	64	66

Franchised and licensed restaurants, beginning of period	1,508	1,536
Units opened	5	5
Units closed	(24)	(13)
End of period	1,489	1,528
Total restaurants, end of period	1,553	1,594

Keke's
Company restaurants, beginning of period	8	8
Units opened	3	—
Units closed	—	—
End of period	11	8

Franchised restaurants, beginning of period	50	46
Units opened	—	—
Units closed	—	—
End of period	50	46
Total restaurants, end of period	61	54

Company Restaurant Operations

Company restaurant sales decreased $1.1 million, or 2.1%, for the quarter ended March 27, 2024, compared to the prior year period, primarily resulting from a decrease of 3.0% in Denny's same-store sales, partially offset by one additional Keke's equivalent unit for the current quarter compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales were 91.9% for the quarter ended March 27, 2024 compared to 87.0% for the prior year period.

Product costs as a percentage of company restaurant sales were 25.4% for the quarter ended March 27, 2024 compared to 26.3% for the prior year period, primarily due to increased pricing, partially offset by higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 39.1% for the quarter ended March 27, 2024 compared to 37.9% in the prior year period. The increase as a percentage of company restaurant sales was primarily due to a 1.0 percentage point increase in workers' compensation costs primarily resulting from negative claims development in the current quarter.

Occupancy costs as a percentage of company restaurant sales were 8.7% for the quarter ended March 27, 2024 compared to 7.7% in the prior year period. The increase as a percentage of company restaurant sales was primarily due to a 0.9 percentage point increase in general liability insurance costs resulting from negative claims development in the current quarter.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 27, 2024		March 29, 2023
	(In thousands)
Utilities	$1,655	3.2%	$2,057	3.8%
Repairs and maintenance	1,005	1.9%	889	1.7%
Marketing	1,604	3.1%	1,395	2.6%
Legal settlements	1,449	2.8%	109	0.2%
Pre-opening costs	366	0.7%	—	0.0%
Other direct costs	3,681	7.0%	3,669	6.9%
Other operating expenses	$9,760	18.6%	$8,119	15.2%

Other operating expenses were higher as a percentage of company restaurant sales as compared to the prior year period primarily due to unfavorable developments in certain legal claims during the quarter ended March 27, 2024.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 27, 2024		March 29, 2023
	(In thousands)
Royalties	$29,306	50.8%	$30,027	46.9%
Advertising revenue	18,138	31.5%	19,668	30.7%
Initial and other fees	1,816	3.2%	4,990	7.8%
Occupancy revenue	8,372	14.5%	9,334	14.6%
Franchise and license revenue	$57,632	100.0%	$64,019	100.0%

Advertising costs	$18,138	31.5%	$19,668	30.7%
Occupancy costs	5,132	8.9%	5,672	8.9%
Other direct costs	4,104	7.1%	7,047	11.0%
Costs of franchise and license revenue	$27,374	47.5%	$32,387	50.6%

Franchise and license revenue decreased $6.4 million, or 10.0%, for the quarter ended March 27, 2024 compared to the prior year period. Royalties decreased $0.7 million, or 2.4% for the current quarter compared to the prior year period. The decrease in royalties primarily resulted from a 1.2% decrease in Denny's domestic franchise same-store sales and a decrease of 28 Denny's franchise equivalent units for the current quarter compared to the prior year period.

Advertising revenue decreased $1.5 million, or 7.8%, for the current quarter compared to the prior year period. The decrease in advertising revenue primarily resulted from a $1.4 million decrease in local advertising co-op contributions. The decrease in advertising revenue also includes the impact from a 1.2% decrease in Denny's domestic franchise same-store sales and a decrease of 28 Denny's franchise equivalent units for the current quarter compared to the prior year period. The decrease during the current quarter was partially offset by an increase of $0.5 million collected from Keke's franchise restaurants.

Initial and other fees decreased $3.2 million, or 63.6%, for the quarter ended March 27, 2024 compared to the prior year period. The decrease in initial and other fees primarily resulted from a $2.1 million decrease in revenue from the sale of equipment to franchisees during the current quarter as a result of the completion of our kitchen modernization program in 2023. Additionally, menu revenue decreased $1.0 million due to the timing of the prior year menu rollout. The revenue recorded related to the sale of equipment and menus has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $1.0 million, or 10.3%, for the current quarter compared to the prior year period, primarily due to lease terminations.

Costs of franchise and license revenue decreased $5.0 million, or 15.5%, for the quarter ended March 27, 2024 compared to the prior year period. Advertising costs decreased $1.5 million, or 7.8%, for the current quarter, which corresponds to the related advertising revenue decrease noted above. Occupancy costs decreased $0.5 million, or 9.5%, for the current quarter compared to the prior year period, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs decreased $2.9 million, or 41.8%, for the current quarter compared to the prior year period. The decrease in other direct franchise costs was primarily due to a decrease of $2.2 million of expense for the current quarter related to the cost of equipment sold to franchisees as mentioned above. Additionally, other direct franchise costs included a decrease of $1.0 million in menu costs for the current quarter. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 47.5% of franchise and license revenue for the quarter ended March 27, 2024 from 50.6% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Corporate administrative expenses	$15,192	$14,179
Share-based compensation	2,776	3,094
Incentive compensation	2,523	2,387
Deferred compensation valuation adjustments	731	458
Total general and administrative expenses	$21,222	$20,118

Corporate administrative expenses increased $1.0 million for the quarter ended March 27, 2024 compared to the prior year period. The increase was primarily due to compensation increases and increased travel. Share-based compensation decreased $0.3 million for the current quarter primarily due to forfeitures and our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Depreciation of property and equipment	$2,655	$2,699
Amortization of finance lease ROU assets	352	395
Amortization of intangible and other assets	574	562
Total depreciation and amortization expense	$3,581	$3,656

Depreciation and amortization expense decreased during the quarter ended March 27, 2024, primarily due to certain assets becoming fully depreciated.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Gains on sales of assets and other, net	$(620)	$(1,522)
Restructuring charges and exit costs	198	64
Impairment charges	95	129
Operating (gains), losses and other charges, net	$(327)	$(1,329)

Gains on sales of assets and other, net for the quarter ended March 27, 2024 and March 29, 2023 were primarily related to the sales of real estate.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Exit costs	$42	$—
Severance and other restructuring charges	156	64
Total restructuring and exit costs	$198	$64

We recorded impairment charges of $0.1 million (consisting of property) during the quarter ended March 27, 2024, resulting from our assessment of closed units. We recorded impairment charges of $0.1 million (consisting of property and right-of-use assets) during the quarter ended March 29, 2023, related to a unit held for sale.

Operating income was $10.0 million for the current quarter compared to $16.1 million for the prior year period.

Interest expense, net consisted of the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Interest on credit facility	$5,057	$4,513
Interest income on interest rate swaps	(1,508)	(930)
Interest on finance lease liabilities	509	551
Letters of credit and other fees	132	196
Interest income	(71)	(40)
Total cash interest, net	4,119	4,290
Amortization of deferred financing costs	159	159
Amortization of interest rate swap losses	142	56
Total interest expense, net	$4,420	$4,505

Other nonoperating (income) expense, net was income of $0.6 million for the current quarter, compared to expense of $10.1 million for the prior year period. Other nonoperating income, net for the current quarter primarily consisted of $0.7 million of gains on deferred compensation plan investments, partially offset by losses of $0.1 million related to early lease terminations. Prior year other nonoperating expense, net primarily consisted of $10.6 million of losses related to dedesignated interest rate swap valuation adjustments, partially offset by gains of $0.5 million on deferred compensation plan investments.

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

Provision for income taxes was $1.5 million for the quarter ended March 27, 2024 compared to $1.0 million for the prior year period. The effective tax rate was 24.6% for the current quarter compared to 61.5% for the prior year period. We expect the 2024 fiscal year effective tax rate to be between 23% and 27%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $4.7 million for the quarter ended March 27, 2024 compared to $0.6 million for the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Net cash provided by operating activities	$215	$16,153
Net cash used in investing activities	(5,327)	(569)
Net cash provided by (used in) financing activities	1,383	(10,212)
(Decrease) increase in cash and cash equivalents	$(3,729)	$5,372

Net cash flows provided by operating activities were $0.2 million for the quarter ended March 27, 2024 compared to $16.2 million for the quarter ended March 29, 2023. The decrease in net cash flows provided by operating activities was primarily due to the timing of payments for accounts payable and other current liabilities over the past two years. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $5.3 million for the quarter ended March 27, 2024. These cash flows included capital expenditures of $4.9 million and investment purchases of $1.5 million, partially offset by net proceeds from the sale of real estate for $1.0 million. Net cash flows used in investing activities were $0.6 million for the quarter ended March 29, 2023. These cash flows included capital expenditures of $1.3 million, partially offset by net proceeds from the sale of real estate for $1.7 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 27, 2024	March 29, 2023
	(In thousands)
Facilities	$867	$1,009
New construction	3,605	16
Remodeling	18	138
Information technology	333	50
Other	82	91
Capital expenditures	$4,905	$1,304

Net cash flows provided by financing activities were $1.4 million for the quarter ended March 27, 2024, including net long-term debt borrowings of $5.3 million and net bank overdrafts of $2.7 million, partially offset by cash payments for stock repurchases of $4.8 million and payments of tax withholding on share-based compensation of $1.9 million. Net cash flows used in financing activities were $10.2 million for the quarter ended March 29, 2023, which included cash payments for stock repurchases of $9.0 million and payments of tax withholding on share-based compensation of $2.8 million, partially offset by net long-term debt borrowings of $2.0 million.

Our working capital deficit was $55.0 million at March 27, 2024 compared to $59.3 million at December 27, 2023, primarily due to a decrease in accounts payable during the quarter ended March 27, 2024. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of March 27, 2024.

As of March 27, 2024, we had outstanding revolver loans of $261.2 million and outstanding letters of credit under the credit facility of $17.0 million. These balances resulted in unused commitments of $121.8 million as of March 27, 2024 under the credit facility.

As of March 27, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.69% and 7.41% as of March 27, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.30% and 5.04% as of March 27, 2024 and December 27, 2023, respectively.

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

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 27, 2023.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 27, 2024, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 27, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$3,040	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,980	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$44,000	(1)	$11,958	3.09%
Total			$214,000		$16,978

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of March 27, 2024, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 83% of total debt. Based on the levels of borrowings under the credit facility at March 27, 2024, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 27, 2024, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 27, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 28, 2023 - January 24, 2024	155	$10.63	155	$98,775
January 25, 2024 - February 21, 2024	176	10.09	176	$96,998
February 22, 2024 - March 27, 2024	145	9.11	145	$95,665
Total	476	$9.97	476

(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 27, 2024, we purchased 0.5 million shares of our common stock for an aggregate consideration of $4.8 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 27, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	Form of 2024 Long-Term Incentive Program Restricted Share Unit Award Certificate.

10.2	Form of 2024 Long-Term Incentive Program Performance Share Unit Award Certificate.

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	April 30, 2024	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	April 30, 2024	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller