Form 10-Q
period 2024-06-26
DENNY'S Corp
filed 2024-07-30
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2024
or
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
Yes ☐   No  ☒

As of July 25, 2024, 51,373,969 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 26, 2024	December 27, 2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,166	$4,893
Investments	2,796	1,281
Receivables, net	19,784	21,391
Inventories	1,895	2,175
Assets held for sale	350	1,455
Prepaid and other current assets	9,215	12,855
Total current assets	35,206	44,050
Property, net of accumulated depreciation of $160,053 and $159,879, respectively	96,957	93,494
Finance lease right-of-use assets, net of accumulated amortization of $7,725 and $8,220, respectively	5,499	6,098
Operating lease right-of-use assets, net	110,554	116,795
Goodwill	66,357	65,908
Intangible assets, net	92,563	93,428
Deferred financing costs, net	1,384	1,702
Other noncurrent assets	51,418	43,343
Total assets	$459,938	$464,818
Liabilities
Current liabilities:
Current finance lease liabilities	$1,372	$1,383
Current operating lease liabilities	14,931	14,779
Accounts payable	17,224	24,070
Other current liabilities	62,600	63,068
Total current liabilities	96,127	103,300
Long-term liabilities:
Long-term debt	257,500	255,500
Noncurrent finance lease liabilities	8,552	9,150
Noncurrent operating lease liabilities	107,168	114,451
Liability for insurance claims, less current portion	7,069	6,929
Deferred income taxes, net	7,029	6,582
Other noncurrent liabilities	29,736	31,592
Total long-term liabilities	417,054	424,204
Total liabilities	513,181	527,504
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 26, 2024: 53,339 shares issued and 51,569 outstanding; December 27, 2023: 52,906 shares issued and 52,239 shares outstanding	$533	$529
Paid-in capital	10,135	6,688
Deficit	(13,525)	(21,784)
Accumulated other comprehensive loss, net	(34,461)	(41,659)
Treasury stock, at cost, 1,770 and 667 shares, respectively	(15,925)	(6,460)
Total shareholders' deficit	(53,243)	(62,686)
Total liabilities and shareholders' deficit	$459,938	$464,818

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$54,348	$54,881	$106,690	$108,333
Franchise and license revenue	61,579	62,034	119,211	126,053
Total operating revenue	115,927	116,915	225,901	234,386
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	13,632	14,170	26,943	28,209
Payroll and benefits	20,493	20,488	40,967	40,728
Occupancy	4,671	4,080	9,244	8,174
Other operating expenses	8,782	7,830	18,542	15,949
Total costs of company restaurant sales, excluding depreciation and amortization	47,578	46,568	95,696	93,060
Costs of franchise and license revenue, excluding depreciation and amortization	33,428	30,460	60,802	62,847
General and administrative expenses	20,486	20,160	41,708	40,278
Depreciation and amortization	3,735	3,617	7,316	7,273
Goodwill impairment charges	20	—	20	—
Operating (gains), losses and other charges, net	1,565	1,176	1,238	(153)
Total operating costs and expenses, net	106,812	101,981	206,780	203,305
Operating income	9,115	14,934	19,121	31,081
Interest expense, net	4,573	4,402	8,993	8,907
Other nonoperating (income) expense, net	(224)	(666)	(861)	9,427
Income before income taxes	4,766	11,198	10,989	12,747
Provision for income taxes	1,198	2,660	2,730	3,612
Net income	$3,568	$8,538	$8,259	$9,135

Net income per share - basic	$0.07	$0.15	$0.16	$0.16
Net income per share - diluted	$0.07	$0.15	$0.16	$0.16

Basic weighted average shares outstanding	52,689	56,787	52,879	57,212
Diluted weighted average shares outstanding	52,787	57,051	53,002	57,423

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Net income	$3,568	$8,538	$8,259	$9,135
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $13, $4, $19 and $26, respectively	41	10	51	77
Changes in the fair value of cash flow hedges, net of tax of $680, $975, $3,103 and $1,296, respectively	2,017	2,870	9,192	3,812
Reclassification of cash flow hedges to interest expense, net of tax of $(387), $(313), $(768) and $(549), respectively	(1,149)	(922)	(2,276)	(1,616)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $42, $21, $78 and $35, respectively	125	61	231	103
Other comprehensive income	1,034	2,019	7,198	2,376
Total comprehensive income	$4,602	$10,557	$15,457	$11,511

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended June 26, 2024 and June 28, 2023
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 27, 2024	53,262	$533	(1,143)	$(11,223)	$7,534	$(17,093)	$(35,495)	$(55,744)
Net income	—	—	—	—	—	3,568	—	3,568
Other comprehensive income	—	—	—	—	—	—	1,034	1,034
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,601	—	—	2,601
Purchase of treasury stock, including excise tax	—	—	(627)	(4,702)	—	—	—	(4,702)
Issuance of common stock for share-based compensation	77	—	—	—	—	—	—	—
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 29, 2023	65,468	$655	(9,076)	$(104,443)	$142,258	$(41,132)	$(42,340)	$(45,002)
Net income	—	—	—	—	—	8,538	—	8,538
Other comprehensive income	—	—	—	—	—	—	2,019	2,019
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,250	—	—	2,250
Purchase of treasury stock, including excise tax	—	—	(924)	(10,423)	—	—	—	(10,423)
Issuance of common stock for share-based compensation	240	2	—	—	(2)	—	—	—
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 26, 2024 and June 28, 2023
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	8,259	—	8,259
Other comprehensive income	—	—	—	—	—	—	7,198	7,198
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,451	—	—	3,451
Purchase of treasury stock, including excise tax	—	—	(1,103)	(9,465)	—	—	—	(9,465)
Issuance of common stock for share-based compensation	433	4	—	—	(4)	—	—	—
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	9,135	—	9,135
Other comprehensive income	—	—	—	—	—	—	2,376	2,376
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,377	—	—	2,377
Purchase of treasury stock, including excise tax	—	—	(1,730)	(19,390)	—	—	—	(19,390)
Issuance of common stock for share-based compensation	710	7	—	—	(7)	—	—	—
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 26, 2024	June 28, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$8,259	$9,135
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,316	7,273
Goodwill impairment charges	20	—
Operating (gains), losses and other charges, net	1,238	(153)
Losses and amortization on interest rate swaps, net	308	10,744
Amortization of deferred financing costs	318	317
Gains on investments	(14)	(29)
Losses on early termination of debt and leases	132	—
Deferred income tax (benefit) expense	(2,144)	710
Increase of tax valuation allowance	179	—
Share-based compensation expense	5,400	5,613
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	1,509	6,760
Inventories	280	3,004
Prepaids and other current assets	3,639	2,488
Other noncurrent assets	622	247
Operating lease assets and liabilities	(806)	(359)
Accounts payable	(8,524)	(7,754)
Other accrued liabilities	(1,836)	(1,646)
Other noncurrent liabilities	(1,500)	(699)
Net cash flows provided by operating activities	14,396	35,651
Cash flows from investing activities:
Capital expenditures	(9,948)	(3,307)
Proceeds from sales of real estate, restaurants and other assets	1,000	3,088
Investment purchases	(1,500)	(1,300)
Collections on notes receivable	252	347
Issuance of notes receivable	(153)	—
Net cash flows used in investing activities	(10,349)	(1,172)
Cash flows from financing activities:
Revolver borrowings	70,000	65,200
Revolver payments	(68,000)	(79,700)
Repayments of finance leases	(726)	(938)
Tax withholding on share-based payments	(1,872)	(2,999)
Purchase of treasury stock	(9,380)	(19,667)
Net bank overdrafts	2,204	1,232
Net cash flows used in financing activities	(7,774)	(36,872)
Decrease in cash and cash equivalents	(3,727)	(2,393)
Cash and cash equivalents at beginning of period	4,893	3,523
Cash and cash equivalents at end of period	$1,166	$1,130

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Introduction

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of June 26, 2024, the Company consisted of 1,603 restaurants, 1,528 of which were franchised/licensed restaurants and 75 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). As of June 26, 2024, the Denny's brand consisted of 1,541 restaurants, 1,477 of which were franchised/licensed restaurants and 64 of which were company operated. As of June 26, 2024, the Keke's brand consisted of 62 restaurants, 51 of which were franchised restaurants and 11 of which were company operated.

Basis of Presentation

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

Change in Presentation

Certain reclassifications have been made in the 2023 interim consolidated financial statements to conform to the 2024 presentation. These reclassifications did not affect total revenues or net income.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was later clarified in January 2021 by ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. Additionally, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. The guidance provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The Company adopted ASU 2020-04 on March 12, 2020. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on the Company’s consolidated financial position or results of operations. The guidance is effective through December 31, 2024.

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

Note 3.     Receivables

Receivables consisted of the following:

	June 26, 2024	December 27, 2023
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$14,182	$14,092
Notes and loan receivables from franchisees	510	584
Vendor receivables	2,326	4,059
Credit card receivables	754	995
Other	2,433	1,862
Allowance for credit losses	(421)	(201)
Total receivables, net	$19,784	$21,391

Note 4.    Goodwill and Intangible Assets

		June 26, 2024
		(In thousands)
Balance, beginning of year		$65,908
Reclassifications from Keke's assets held for sale		469
Impairment charges related to Denny's assets held for sale		(20)
Balance, end of period		$66,357

Goodwill by segment consisted of the following:
	June 26, 2024	December 27, 2023
	(In thousands)
Denny’s	$37,507	$37,527
Other	28,850	28,381
Total goodwill	$66,357	$65,908

Intangible assets consisted of the following:

	June 26, 2024		December 27, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,135	5,792	9,470	5,614
Franchise agreements	10,700	1,287	10,700	935
Intangible assets, net	$99,642	$7,079	$99,977	$6,549

Amortization expense for intangible assets with definite lives totaled $0.4 million and $0.8 million for the quarters and year-to-date periods ended June 26, 2024 and June 28, 2023, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 26, 2024	December 27, 2023
	(In thousands)
Accrued payroll	$14,376	$16,400
Current portion of liability for insurance claims	3,879	3,758
Accrued taxes	4,697	4,699
Accrued advertising	11,738	10,664
Gift cards	6,413	7,838
Accrued legal settlements	8,074	7,488
Accrued interest	4,842	4,530
Other	8,581	7,691
Other current liabilities	$62,600	$63,068

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 26, 2024:
Deferred compensation plan investments (1)	$11,539	$11,539	$—	$—
Interest rate swaps (2)	18,138	—	18,138	—
Investments (3)	2,796	—	2,796	—
Total	$32,473	$11,539	$20,934	$—

Fair value measurements as of December 27, 2023:
Deferred compensation plan investments (1)	$12,225	$12,225	$—	$—
Interest rate swaps (2)	8,888	—	8,888	—
Investments (3)	1,281	—	1,281	—
Total	$22,394	$12,225	$10,169	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of June 26, 2024:
Assets held for sale, including goodwill and intangible assets (1)	$350	$—	$519
Assets held and used (2)	$—	$—	$120

(1)	As of June 26, 2024, assets held for sale were written down to their estimated fair value. The fair value of assets held for sale is based on Level 2 inputs, which include anticipated sales agreements.
(2)	As of June 26, 2024, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets. During the quarter and year-to-date period ended June 26, 2024, we recognized impairment charges of $0.6 million and $0.7 million, respectively, related to certain of these assets. See Note 4 and Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 26, 2024.

As of June 26, 2024, we had outstanding revolver loans of $257.5 million and outstanding letters of credit under the credit facility of $16.3 million. These balances resulted in unused commitments of $126.2 million as of June 26, 2024 under the credit facility.

As of June 26, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.68% and 7.41% as of June 26, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.18% and 5.04% as of June 26, 2024 and December 27, 2023, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of June 26, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$2,464	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,910	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$52,000	(1)	$13,764	3.09%
Total			$222,000		$18,138

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

Termination and Designation of Certain Interest Rate Swaps

During the quarter ended March 29, 2023, we terminated a portion of our hedging relationship entered into in 2018 (“2018 Swaps”), reducing the previous maximum notional amount of $425 million on August 31, 2033 to $335 million. We received $1.5 million of cash as a result of the termination, which is recorded as a component of operating activities in our Consolidated Statement of Cash Flows for the year-to-date period ended June 28, 2023.

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

As of June 26, 2024, the fair value of the swaps designated as cash flow hedges was an asset of $18.1 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. During the year-to-date period ended June 26, 2024, we reclassified $3.0 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $6.5 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating (income) expense, net in our Consolidated Statements of Income. For the year-to-date period ended June 28, 2023, we recorded expense of $10.6 million as a component of other nonoperating (income) expense, net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At June 26, 2024, we had a total of $63.9 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date period ended June 26, 2024, we recorded unrealized losses of $0.2 million and $0.3 million, respectively, to interest expense, net. For the quarter and year-to-date period ended June 28, 2023, we recorded unrealized losses of $0.1 million to interest expense, net. We expect to amortize $1.6 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Company restaurant sales	$54,348	$54,881	$106,690	$108,333
Franchise and license revenue:
Royalties	30,014	30,376	59,320	60,403
Advertising revenue	20,788	19,853	38,926	39,521
Initial and other fees	2,448	2,616	4,264	7,606
Occupancy revenue	8,329	9,189	16,701	18,523
Franchise and license revenue	61,579	62,034	119,211	126,053
Total operating revenue	$115,927	$116,915	$225,901	$234,386

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Operating lease revenue	$6,071	$6,683	$12,199	$13,554
Variable lease revenue	2,258	2,506	4,502	4,969
Total occupancy revenue	$8,329	$9,189	$16,701	$18,523

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2023	$19,150
Fees received from franchisees	459
Revenue recognized (1)	(1,591)
Balance, June 26, 2024	18,018
Less current portion included in other current liabilities	2,098
Deferred franchise revenue included in other noncurrent liabilities	$15,920
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

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 27, 2023	$6,608
Franchisee deferred costs	293
Contract asset amortization	(684)
Balance, June 26, 2024	6,217
Less current portion included in other current assets	982
Contract assets included in other noncurrent assets	$5,235

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.2 million and $0.5 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended June 26, 2024, respectively. We recognized $0.5 million and $2.9 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended June 28, 2023, respectively. As of June 26, 2024, we had $0.3 million in inventory and $0.3 million in receivables related to the purchased equipment. As of December 27, 2023, we had $0.6 million in inventory and $0.3 million in receivables related to the purchased equipment.

As of June 26, 2024, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2024	$558
2025	1,117
2026	1,117
2027	1,086
2028	960
Thereafter	6,963
Deferred franchise revenue, net	$11,801

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 26, 2024 and December 27, 2023 was $6.4 million and $7.8 million, respectively. During the quarter ended June 26, 2024, we recognized revenue of $0.3 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Losses (gains) on sales of assets and other, net	$526	$(522)	$(94)	$(2,044)
Impairment charges (1)	619	—	714	129
Restructuring charges and exit costs	420	1,698	618	1,762
Operating (gains), losses and other charges, net	$1,565	$1,176	$1,238	$(153)

(1) Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, and reacquired franchise rights.

During the quarter and year-to-date period ended June 26, 2024, losses (gains) on sales of assets and other, net were primarily related to the sales of restaurants and real estate. During the quarter and year-to-date period ended June 28, 2023, losses (gains) on sales of assets and other, net were primarily related to the sales of real estate.

As of June 26, 2024, we had recorded assets held for sale at the lesser of the carrying value or fair value amount of $0.4 million (consisting of property) related to three Denny's restaurants. As of December 27, 2023, we had recorded assets held for sale at their carrying amount of $1.5 million (consisting of property of $0.9 million, goodwill of $0.5 million and other assets of $0.1 million) related to one parcel of real estate and three Keke's restaurants.

We recorded impairment charges of $0.6 million and $0.7 million for the quarter and year-to-date period ended June 26, 2024, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming units and closed units. The $0.6 million included $0.5 million related to property and $0.1 million related to reacquired franchise rights. The $0.7 million included $0.6 million related to property and $0.1 million related to reacquired franchise rights.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Exit costs	$49	$52	$91	$52
Severance and other restructuring charges	371	1,646	527	1,710
Total restructuring charges and exit costs	$420	$1,698	$618	$1,762

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of June 26, 2024 and December 27, 2023, we had accrued severance and other restructuring charges of $0.7 million and $1.4 million, respectively. The balance as of June 26, 2024 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Employee share awards	$2,409	$2,287	$4,980	$5,134
Restricted stock units for board members	215	232	420	479
Total share-based compensation	$2,624	$2,519	$5,400	$5,613

Employee Share Awards

During the year-to-date period ended June 26, 2024, we granted certain employees 0.6 million performance share units ("PSUs") with a weighted average grant date fair value of $15.48 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 200% of the target award).

During the year-to-date period ended June 26, 2024, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $10.80 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended June 26, 2024, we issued 0.4 million shares of common stock related to vested PSUs and RSUs. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of June 26, 2024, we had $19.8 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.1 years.

Restricted Stock Units for Board Members

During the quarter and year-to-date period ended June 26, 2024, we granted 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $8.09 per unit to non-employee members of our Board of Directors. The RSUs vest after a one-year service period. A director may elect to convert these awards to shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the quarter and year-to-date period ended June 26, 2024, fewer than 0.1 million RSUs were converted into shares of common stock.

As of June 26, 2024, we had $0.8 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 25.1% for the quarter and 24.8% for the year-to-date period ended June 26, 2024, compared to 23.8% and 28.3% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date period ended June 28, 2023 included discrete items relating to share-based compensation of (3.9)% and 2.5%, respectively. We did not have a similar discrete item for the quarter and year-to-date period ended June 26, 2024.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands, except per share amounts)
Net income	$3,568	$8,538	$8,259	$9,135

Weighted average shares outstanding - basic	52,689	56,787	52,879	57,212
Effect of dilutive share-based compensation awards	98	264	123	211
Weighted average shares outstanding - diluted	52,787	57,051	53,002	57,423

Net income per share - basic	$0.07	$0.15	$0.16	$0.16
Net income per share - diluted	$0.07	$0.15	$0.16	$0.16

Anti-dilutive share-based compensation awards	686	—	828	814

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

During the year-to-date period ended June 26, 2024, we repurchased a total of 1.1 million shares of our common stock for $9.5 million, including excise taxes. This brings the total amount repurchased under the current authorization to $159.0 million, leaving $91.0 million that can be used to repurchase our common stock under this authorization as of June 26, 2024. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2023, the Board approved the retirement of 12.8 million shares of treasury stock at a weighted average share price of $11.02, including excise taxes. As of June 26, 2024, 1.8 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 27, 2023	$(337)	$(41,322)	$(41,659)
Amortization of net loss (1)	44	—	44
Settlement loss recognized	26	—	26
Changes in the fair value of cash flow hedges	—	12,295	12,295
Reclassification of cash flow hedges to interest expense, net (2)	—	(3,044)	(3,044)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	309	309
Income tax expense related to items of other comprehensive income (loss)	(19)	(2,413)	(2,432)
Balance as of June 26, 2024	$(286)	$(34,175)	$(34,461)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the year-to-date period ended June 26, 2024.
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

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 26, 2024	June 28, 2023
	(In thousands)
Income taxes paid, net	$3,668	$3,910
Interest paid	$8,185	$5,372

Noncash investing and financing activities:
Accrued purchase of property	$229	$—
Issuance of common stock, pursuant to share-based compensation plans	$3,793	$5,612
Execution of finance leases	$119	$496
Treasury stock payable, including excise taxes	$648	$265

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
Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following four items: general and administrative expenses, depreciation and amortization, goodwill impairment charges and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with the support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance. Restaurant-level operating margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
Revenues by operating segment:	(In thousands)
Denny’s	$109,352	$111,586	$213,363	$223,816
Other	6,575	5,329	12,538	10,570
Total operating revenue	$115,927	$116,915	$225,901	$234,386

Segment income:
Denny’s	$34,075	$37,941	$67,735	$74,581
Other	846	1,946	1,668	3,898
Total restaurant-level operating margin	$34,921	$39,887	$69,403	$78,479

General and administrative expenses	$20,486	$20,160	$41,708	$40,278
Depreciation and amortization	3,735	3,617	7,316	7,273
Goodwill impairment charges	20	—	20	—
Operating (gains), losses and other charges, net	1,565	1,176	1,238	(153)
Total other operating expenses	25,806	24,953	50,282	47,398
Operating income	9,115	14,934	19,121	31,081
Interest expense, net	4,573	4,402	8,993	8,907
Other nonoperating (income) expense, net	(224)	(666)	(861)	9,427
Income before income taxes	4,766	11,198	10,989	12,747
Provision for income taxes	1,198	2,660	2,730	3,612
Net income	$3,568	$8,538	$8,259	$9,135

	June 26, 2024	December 27, 2023
Segment assets:	(In thousands)
Denny’s	$333,777	$340,136
Other	126,161	124,682
Total assets	$459,938	$464,818

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

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of June 26, 2024, the Denny's brand consisted of 1,541 restaurants, 1,477 of which were franchised/licensed restaurants and 64 of which were company operated. At June 26, 2024, the Keke's brand consisted of 62 restaurants, 51 of which were franchised restaurants and 11 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the quarter and year-to-date period ended June 26, 2024 represented less than 10% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 26, 2024		June 28, 2023		June 26, 2024		June 28, 2023
	(In thousands)
Revenue:
Company restaurant sales	$54,348	46.9%	$54,881	46.9%	$106,690	47.2%	$108,333	46.2%
Franchise and license revenue	61,579	53.1%	62,034	53.1%	119,211	52.8%	126,053	53.8%
Total operating revenue	115,927	100.0%	116,915	100.0%	225,901	100.0%	234,386	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	13,632	25.1%	14,170	25.8%	26,943	25.3%	28,209	26.0%
Payroll and benefits	20,493	37.7%	20,488	37.3%	40,967	38.4%	40,728	37.6%
Occupancy	4,671	8.6%	4,080	7.4%	9,244	8.7%	8,174	7.5%
Other operating expenses	8,782	16.2%	7,830	14.3%	18,542	17.4%	15,949	14.7%
Total costs of company restaurant sales, excluding depreciation and amortization	47,578	87.5%	46,568	84.9%	95,696	89.7%	93,060	85.9%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	33,428	54.3%	30,460	49.1%	60,802	51.0%	62,847	49.9%
General and administrative expenses	20,486	17.7%	20,160	17.2%	41,708	18.5%	40,278	17.2%
Depreciation and amortization	3,735	3.2%	3,617	3.1%	7,316	3.2%	7,273	3.1%
Goodwill impairment charges	20	0.0%	—	0.0%	20	0.0%	—	0.0%
Operating (gains), losses and other charges, net	1,565	1.3%	1,176	1.0%	1,238	0.5%	(153)	(0.1)%
Total operating costs and expenses, net	106,812	92.1%	101,981	87.2%	206,780	91.5%	203,305	86.7%
Operating income	9,115	7.9%	14,934	12.8%	19,121	8.5%	31,081	13.3%
Interest expense, net	4,573	3.9%	4,402	3.8%	8,993	4.0%	8,907	3.8%
Other nonoperating (income) expense, net	(224)	(0.2)%	(666)	(0.6)%	(861)	(0.4)%	9,427	4.0%
Income before income taxes	4,766	4.1%	11,198	9.6%	10,989	4.9%	12,747	5.4%
Provision for income taxes	1,198	1.0%	2,660	2.3%	2,730	1.2%	3,612	1.5%
Net income	$3,568	3.1%	$8,538	7.3%	$8,259	3.7%	$9,135	3.9%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(Dollars in thousands)
Denny's
Company average unit sales	$774	$786	$1,517	$1,548
Franchise average unit sales	$473	$466	$930	$918
Company equivalent units (a)	64	65	64	65
Franchise equivalent units (a)	1,485	1,525	1,493	1,527
Company same-store sales (decrease) increase vs. prior year (b)(c)	(2.6)%	3.0%	(2.8)%	7.0%
Domestic franchise same-store sales (decrease) increase vs. prior year (b)(c)	(0.4)%	3.0%	(0.8)%	5.5%

Keke's
Company average unit sales	$447	$459	$902	$925
Franchise average unit sales	$457	$476	$929	$967
Company equivalent units (a)	11	8	10	8
Franchise equivalent units (a)	51	47	50	46
Company same-store sales decrease vs. prior year (b)(d)	(4.4)%	N/A	(2.7)%	N/A
Franchise same-store sales decrease vs. prior year (b)(d)	(4.6)%	N/A	(4.3)%	N/A

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2024 comparable units.
(d)Same-store sales data for the quarter ended June 28, 2023 is not reported due to the acquisition being completed during the quarter ended September 28, 2022.

Unit Activity	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
Denny's
Company restaurants, beginning of period	64	66	65	66
Units opened	—	—	—	—
Units closed	—	—	(1)	—
End of period	64	66	64	66

Franchised and licensed restaurants, beginning of period	1,489	1,528	1,508	1,536
Units opened	3	9	8	14
Units closed	(15)	(12)	(39)	(25)
End of period	1,477	1,525	1,477	1,525
Total restaurants, end of period	1,541	1,591	1,541	1,591

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
Keke's
Company restaurants, beginning of period	11	8	8	8
Units opened	1	—	4	—
Units sold to franchisees	(1)	—	(1)	—
End of period	11	8	11	8

Franchised restaurants, beginning of period	50	46	50	46
Units opened	—	1	—	1
Units purchased from Company	1	—	1	—
End of period	51	47	51	47
Total restaurants, end of period	62	55	62	55

Company Restaurant Operations

Company restaurant sales decreased $0.5 million, or 1.0%, for the quarter ended June 26, 2024 and $1.6 million, or 1.5%, year-to-date compared to the prior year periods, primarily resulting from a decrease in Denny's same-store sales of 2.6% for the current quarter and 2.8% year-to-date compared to the prior year periods. The decreases were partially offset by three additional Keke's equivalent units for the current quarter and two additional Keke's equivalent units year-to-date compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 87.5% for the quarter ended June 26, 2024 and 89.7% year-to-date compared to 84.9% and 85.9% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.1% for the quarter ended June 26, 2024 and 25.3% year-to-date compared to 25.8% and 26.0% for the prior year periods, respectively, primarily due to increased pricing, partially offset by higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.7% for the quarter ended June 26, 2024 and 38.4% year-to-date compared to 37.3% and 37.6%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales is primarily due to a 0.3 percentage point increase in medical insurance costs. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.5 percentage point increase in workers' compensation costs, primarily resulting from negative claims development in the current year, and a 0.2 percentage point increase in medical insurance costs.

Occupancy costs as a percentage of company restaurant sales were 8.6% for the quarter ended June 26, 2024 and 8.7% year-to-date compared to 7.4% and 7.5%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales was primarily due to a 0.7 percentage point increase in general liability insurance costs resulting from negative claims development in the current quarter and a 0.4 percentage point increase in rent and property taxes. The year-to-date increase as percentage of company restaurant sales was primarily due to a 0.8 percentage point increase in general liability insurance costs resulting from negative claims development in the current year and a 0.3 percentage point increase in rent and property taxes.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 26, 2024		June 28, 2023		June 26, 2024		June 28, 2023
	(In thousands)
Utilities	$1,695	3.1%	$1,860	3.4%	$3,350	3.1%	$3,917	3.6%
Repairs and maintenance	1,008	1.9%	782	1.4%	2,013	1.9%	1,671	1.5%
Marketing	1,876	3.5%	1,419	2.6%	3,480	3.3%	2,814	2.6%
Legal settlements	208	0.4%	121	0.2%	1,657	1.6%	230	0.2%
Pre-opening costs	191	0.4%	25	0.0%	557	0.5%	25	0.0%
Other direct costs	3,804	7.0%	3,623	6.6%	7,485	7.0%	7,292	6.7%
Other operating expenses	$8,782	16.2%	$7,830	14.3%	$18,542	17.4%	$15,949	14.7%

Other operating expenses were higher as a percentage of company restaurant sales as compared to the prior year periods primarily due to increased marketing, repairs and maintenance, and unfavorable developments in certain legal claims during the current year periods, partially offset by lower utilities.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 26, 2024		June 28, 2023		June 26, 2024		June 28, 2023
	(In thousands)
Royalties	$30,014	48.7%	$30,376	49.0%	$59,320	49.8%	$60,403	47.9%
Advertising revenue	20,788	33.8%	19,853	32.0%	38,926	32.7%	39,521	31.4%
Initial and other fees	2,448	4.0%	2,616	4.2%	4,264	3.6%	7,606	6.0%
Occupancy revenue	8,329	13.5%	9,189	14.8%	16,701	14.0%	18,523	14.7%
Franchise and license revenue	$61,579	100.0%	$62,034	100.0%	$119,211	100.0%	$126,053	100.0%

Advertising costs	$20,788	33.8%	$19,853	32.0%	$38,926	32.7%	$39,521	31.4%
Occupancy costs	5,094	8.3%	5,792	9.3%	10,226	8.6%	11,464	9.1%
Other direct franchise costs	7,546	12.3%	4,815	7.8%	11,650	9.8%	11,862	9.4%
Costs of franchise and license revenue	$33,428	54.3%	$30,460	49.1%	$60,802	51.0%	$62,847	49.9%

Franchise and license revenue decreased $0.5 million, or 0.7%, for the quarter ended June 26, 2024 and $6.8 million, or 5.4%, year-to-date compared to the prior year periods. Royalties decreased $0.4 million, or 1.2%, and $1.1 million, or 1.8%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. The decreases in royalties primarily resulted from a decrease in Denny's domestic franchise same-store sales of 0.4% for the current quarter and 0.8% year-to-date as compared to the prior year periods and a decrease of 40 Denny's franchise equivalent units for the current quarter and 34 franchise equivalent units year-to-date, compared to the prior year periods. The decreases were partially offset by an increase in Keke's franchise equivalent units of four units for the current quarter and year-to-date.

Advertising revenue increased $0.9 million, or 4.7%, for the current quarter and decreased $0.6 million, or 1.5%, year-to-date compared to the prior year periods. The increase in advertising revenue for the current quarter primarily resulted from a $1.0 million increase in local advertising co-op contributions, partially offset by the impact from a 0.4% decrease in Denny's franchise same-store sales and a decrease of 40 Denny's franchise equivalent units. The decrease in advertising revenue for the year-to-date period primarily resulted from a $0.4 million decrease in local advertising co-op contributions, the impact of a 0.8% decrease in Denny's domestic franchise same-store sales and a decrease of 34 Denny's franchise equivalent units compared to the prior year period.

Initial and other fees decreased $0.2 million, or 6.4%, for the quarter ended June 26, 2024 and $3.3 million, or 43.9%, year-to-date compared to the prior year periods. The decreases in initial and other fees primarily resulted from a $0.2 million and $2.3 million decrease in revenue from the sale of equipment to franchisees during the current quarter and year-to-date period, respectively, as a result of the completion of our kitchen modernization program in 2023. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.9 million, or 9.4%, for the current quarter and $1.8 million, or 9.8%, year-to-date compared to the prior year periods, primarily due to lease terminations.

Costs of franchise and license revenue increased $3.0 million, or 9.7%, for the quarter ended June 26, 2024 and decreased $2.0 million, or 3.3%, year-to-date compared to the prior year periods. Advertising costs increased $0.9 million, or 4.7%, for the current quarter and decreased $0.6 million, or 1.5%, year-to-date, which corresponds to the related advertising revenue increase for the current quarter and advertising revenue decrease year-to-date noted above. Occupancy costs decreased $0.7 million, or 12.1%, for the current quarter and $1.2 million, or 10.8%, year-to-date compared to the prior year periods, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs increased $2.7 million, or 56.7%, for the current quarter and decreased $0.2 million, or 1.8%, year-to-date compared to the prior year periods. The increase in other direct franchise costs for the current quarter was primarily due to a $2.6 million distribution to franchisees related to a review of advertising costs, partially offset by a $0.2 million decrease in costs from the sale of equipment to franchisees as noted above. The year-to-date decrease in other direct franchise costs was primarily due to a $2.3 million decrease in costs from the sale of equipment to franchisees as note above, partially offset by a $2.6 million distribution to franchisees related to a review of advertising costs. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue increased to 54.3% and 51.0% of franchise and license revenue for the quarter and year-to-date period ended June 26, 2024, respectively, from 49.1% and 49.9% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Corporate administrative expenses	$15,776	$15,160	$30,968	$29,339
Share-based compensation	2,624	2,519	5,400	5,613
Incentive compensation	1,898	1,899	4,421	4,286
Deferred compensation valuation adjustments	188	582	919	1,040
Total general and administrative expenses	$20,486	$20,160	$41,708	$40,278

Corporate administrative expenses increased $0.6 million for the quarter ended June 26, 2024 and $1.6 million year-to-date compared to the prior year periods. The increases were primarily due to compensation increases. Share-based compensation increased $0.1 million for the current quarter primarily due to forfeitures in the prior year period and decreased $0.2 million year-to-date primarily due to forfeitures and our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Depreciation of property and equipment	$2,823	$2,697	$5,478	$5,396
Amortization of finance lease ROU assets	348	356	700	751
Amortization of intangible and other assets	564	564	1,138	1,126
Total depreciation and amortization expense	$3,735	$3,617	$7,316	$7,273

Depreciation and amortization expense increased during the quarter and year-to-date period ended June 26, 2024, primarily due to fixed asset depreciation related to new Keke's units.

Goodwill impairment charges were less than $0.1 million for the quarter and year-to-date period ended June 26, 2024 related to assets held for sale.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Losses (gains) on sales of assets and other, net	$526	$(522)	$(94)	$(2,044)
Impairment charges (1)	619	—	714	129
Restructuring charges and exit costs	420	1,698	618	1,762
Operating (gains), losses and other charges, net	$1,565	$1,176	$1,238	$(153)

(1) Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, and reacquired franchise rights.

Losses (gains) on sales of assets and other, net for the quarter and year-to-date period ended June 26, 2024 were primarily related to the sale of restaurants and real estate. Losses (gains) on sales of assets and other, net for the quarter and year-to-date period ended June 28, 2023 were primarily related to the sale of real estate.

We recorded impairment charges of $0.6 million and $0.7 million during the quarter and year-to-date period ended June 26, 2024, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming units and closed units.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Exit costs	$49	$52	$91	$52
Severance and other restructuring charges	371	1,646	527	1,710
Total restructuring and exit costs	$420	$1,698	$618	$1,762

Operating income was $9.1 million for the current quarter and $19.1 million year-to-date compared to $14.9 million and $31.1 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
	(In thousands)
Interest on credit facility	$5,167	$4,717	$10,224	$9,230
Interest income on interest rate swaps	(1,536)	(1,235)	(3,044)	(2,165)
Interest on finance lease liabilities	497	538	1,006	1,089
Letters of credit and other fees	179	200	311	396
Interest income	(61)	(59)	(132)	(99)
Total cash interest, net	4,246	4,161	8,365	8,451
Amortization of deferred financing costs	159	158	318	317
Amortization of interest rate swap losses	167	82	309	138
Interest accretion on other liabilities	1	1	1	1
Total interest expense, net	$4,573	$4,402	$8,993	$8,907

Other nonoperating income, net decreased $0.4 million for the quarter ended June 26, 2024 and increased $10.3 million year-to-date compared to the prior year periods. The decrease for the current quarter was due to fewer gains on deferred compensation plan investments. The increase for the year-to-date period was primarily due to losses related to dedesignated interest rate swap valuation adjustments in the prior year period.

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

Provision for income taxes was $1.2 million for the quarter ended June 26, 2024 and $2.7 million year-to-date compared to $2.7 million and $3.6 million, respectively, for the prior year periods. The effective tax rate was 25.1% for the current quarter and 24.8% year-to-date, compared to 23.8% and 28.3% for the prior year periods, respectively. We expect the 2024 fiscal year effective tax rate to be between 23% and 27%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $3.6 million for the quarter ended June 26, 2024 and $8.3 million year-to-date compared to $8.5 million and $9.1 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 26, 2024	June 28, 2023
	(In thousands)
Net cash provided by operating activities	$14,396	$35,651
Net cash used in investing activities	(10,349)	(1,172)
Net cash used in financing activities	(7,774)	(36,872)
Decrease in cash and cash equivalents	$(3,727)	$(2,393)

Net cash flows provided by operating activities were $14.4 million for the year-to-date period ended June 26, 2024 compared to $35.7 million for the year-to-date period ended June 28, 2023. The decrease in net cash flows provided by operating activities was primarily due to a decrease in operating income and a decrease in inventory usage and receivable collections due to the completion of our kitchen modernization program in 2023. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $10.3 million for the year-to-date period ended June 26, 2024. These cash flows included capital expenditures of $9.9 million and investment purchases of $1.5 million, partially offset by net proceeds from asset sales of $1.0 million. Net cash flows used in investing activities were $1.2 million for the year-to-date period ended June 28, 2023. These cash flows included capital expenditures of $3.3 million and investment purchases of $1.3 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.1 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 26, 2024	June 28, 2023
	(In thousands)
Facilities	$2,182	$2,118
New construction	5,427	146
Remodeling	510	387
Information technology	861	419
Other	968	237
Capital expenditures	$9,948	$3,307

Net cash flows used in financing activities were $7.8 million for the year-to-date period ended June 26, 2024, including cash payments for stock repurchases of $9.4 million and payments of tax withholding on share-based compensation of $1.9 million, partially offset by net long-term debt borrowings of $1.3 million and net bank overdrafts of $2.2 million. Net cash flows used in financing activities were $36.9 million for the year-to-date period ended June 28, 2023, which included cash payments for stock repurchases of $19.7 million, payments of tax withholding on share-based compensation of $3.0 million and net long-term debt payments of $15.4 million, partially offset by net bank overdrafts of $1.2 million.

Our working capital deficit was $60.9 million at June 26, 2024 compared to $59.3 million at December 27, 2023, primarily due to a decrease in current assets, partially offset by a decrease in accounts payable during the year-to-date period ended June 26, 2024. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 26, 2024.

As of June 26, 2024, we had outstanding revolver loans of $257.5 million and outstanding letters of credit under the credit facility of $16.3 million. These balances resulted in unused commitments of $126.2 million as of June 26, 2024 under the credit facility.

As of June 26, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.68% and 7.41% as of June 26, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.18% and 5.04% as of June 26, 2024 and December 27, 2023, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 26, 2024, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of June 26, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$2,464	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,910	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$52,000	(1)	$13,764	3.09%
Total			$222,000		$18,138

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of June 26, 2024, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 87% of total debt. Based on the levels of borrowings under the credit facility at June 26, 2024, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 26, 2024, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 26, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 28, 2024 - April 24, 2024	95	$8.48	95	$94,859
April 25, 2024 - May 22, 2024	135	8.03	135	$93,772
May 23, 2024 - June 26, 2024	397	6.94	397	$90,963
Total	627	$7.41	627

(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 26, 2024, we purchased 0.6 million shares of our common stock for an aggregate consideration of $4.7 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 26, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

DENNY'S CORPORATION

Date:	July 30, 2024	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	July 30, 2024	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller