Form 10-Q
period 2024-09-25
DENNY'S Corp
filed 2024-10-29
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2024
or
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
Yes ☐   No  ☒

As of October 24, 2024, 51,329,094 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 25, 2024	December 27, 2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,466	$4,893
Investments	2,902	1,281
Receivables, net	17,038	21,391
Inventories	1,835	2,175
Assets held for sale	—	1,455
Prepaid and other current assets	10,610	12,855
Total current assets	33,851	44,050
Property, net of accumulated depreciation of $160,221 and $159,879, respectively	101,532	93,494
Finance lease right-of-use assets, net of accumulated amortization of $7,563 and $8,220, respectively	6,411	6,098
Operating lease right-of-use assets, net	121,169	116,795
Goodwill	66,357	65,908
Intangible assets, net	92,112	93,428
Deferred financing costs, net	1,225	1,702
Other noncurrent assets	38,966	43,343
Total assets	$461,623	$464,818
Liabilities
Current liabilities:
Current finance lease liabilities	$1,457	$1,383
Current operating lease liabilities	15,076	14,779
Accounts payable	14,685	24,070
Other current liabilities	56,474	63,068
Total current liabilities	87,692	103,300
Long-term liabilities:
Long-term debt	261,000	255,500
Noncurrent finance lease liabilities	9,540	9,150
Noncurrent operating lease liabilities	117,390	114,451
Liability for insurance claims, less current portion	7,160	6,929
Deferred income taxes, net	4,619	6,582
Other noncurrent liabilities	28,705	31,592
Total long-term liabilities	428,414	424,204
Total liabilities	516,106	527,504
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 25, 2024: 53,342 shares issued and 51,326 outstanding; December 27, 2023: 52,906 shares issued and 52,239 shares outstanding	$533	$529
Paid-in capital	13,129	6,688
Deficit	(7,009)	(21,784)
Accumulated other comprehensive loss, net	(43,445)	(41,659)
Treasury stock, at cost, 2,016 and 667 shares, respectively	(17,691)	(6,460)
Total shareholders' deficit	(54,483)	(62,686)
Total liabilities and shareholders' deficit	$461,623	$464,818

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$52,701	$53,153	$159,391	$161,486
Franchise and license revenue	59,058	61,030	178,269	187,083
Total operating revenue	111,759	114,183	337,660	348,569
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	13,611	13,587	40,554	41,796
Payroll and benefits	19,838	19,754	60,805	60,482
Occupancy	4,443	4,085	13,687	12,259
Other operating expenses	8,928	8,467	27,470	24,416
Total costs of company restaurant sales, excluding depreciation and amortization	46,820	45,893	142,516	138,953
Costs of franchise and license revenue, excluding depreciation and amortization	28,999	29,810	89,801	92,657
General and administrative expenses	19,831	18,237	61,539	58,515
Depreciation and amortization	3,622	3,605	10,938	10,878
Goodwill impairment charges	—	—	20	—
Operating (gains), losses and other charges, net	746	2,620	1,984	2,467
Total operating costs and expenses, net	100,018	100,165	306,798	303,470
Operating income	11,741	14,018	30,862	45,099
Interest expense, net	4,571	4,381	13,564	13,288
Other nonoperating (income) expense, net	(824)	43	(1,685)	9,470
Income before income taxes	7,994	9,594	18,983	22,341
Provision for income taxes	1,478	1,686	4,208	5,298
Net income	$6,516	$7,908	$14,775	$17,043

Net income per share - basic	$0.12	$0.14	$0.28	$0.30
Net income per share - diluted	$0.12	$0.14	$0.28	$0.30

Basic weighted average shares outstanding	52,148	55,869	52,635	56,764
Diluted weighted average shares outstanding	52,207	56,082	52,739	56,973

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Net income	$6,516	$7,908	$14,775	$17,043
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $4, $4, $23 and $30, respectively	12	9	63	86
Changes in the fair value of cash flow hedges, net of tax of $(2,687), $4,597, $416 and $5,893, respectively	(7,958)	13,516	1,234	17,328
Reclassification of cash flow hedges to interest expense, net of tax of $(400), $(352), $(1,168) and $(901), respectively	(1,182)	(1,034)	(3,458)	(2,650)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $49, $24, $127 and $59, respectively	144	70	375	173
Other comprehensive income (loss)	(8,984)	12,561	(1,786)	14,937
Total comprehensive income (loss)	$(2,468)	$20,469	$12,989	$31,980

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended September 25, 2024 and September 27, 2023
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)
Net income	—	—	—	—	—	6,516	—	6,516
Other comprehensive loss	—	—	—	—	—	—	(8,984)	(8,984)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,994	—	—	2,994
Purchase of treasury stock, including excise tax	—	—	(246)	(1,766)	—	—	—	(1,766)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Balance, September 25, 2024	53,342	$533	(2,016)	$(17,691)	$13,129	$(7,009)	$(43,445)	$(54,483)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 28, 2023	65,708	$657	(10,000)	$(114,866)	$144,506	$(32,594)	$(40,321)	$(42,618)
Net income	—	—	—	—	—	7,908	—	7,908
Other comprehensive income	—	—	—	—	—	—	12,561	12,561
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,887	—	—	2,887
Purchase of treasury stock, including excise tax	—	—	(1,680)	(16,536)	—	—	—	(16,536)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Balance, September 27, 2023	65,711	$657	(11,680)	$(131,402)	$147,393	$(24,686)	$(27,760)	$(35,798)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 25, 2024 and September 27, 2023
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	14,775	—	14,775
Other comprehensive loss	—	—	—	—	—	—	(1,786)	(1,786)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	6,445	—	—	6,445
Purchase of treasury stock, including excise tax	—	—	(1,349)	(11,231)	—	—	—	(11,231)
Issuance of common stock for share-based compensation	436	4	—	—	(4)	—	—	—
Balance, September 25, 2024	53,342	$533	(2,016)	$(17,691)	$13,129	$(7,009)	$(43,445)	$(54,483)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	17,043	—	17,043
Other comprehensive income	—	—	—	—	—	—	14,937	14,937
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	5,264	—	—	5,264
Purchase of treasury stock, including excise tax	—	—	(3,410)	(35,926)	—	—	—	(35,926)
Issuance of common stock for share-based compensation	713	7	—	—	(7)	—	—	—
Balance, September 27, 2023	65,711	$657	(11,680)	$(131,402)	$147,393	$(24,686)	$(27,760)	$(35,798)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 25, 2024	September 27, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$14,775	$17,043
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,938	10,878
Goodwill impairment charges	20	—
Operating (gains), losses and other charges, net	1,984	2,467
Losses and amortization on interest rate swaps, net	502	10,838
Amortization of deferred financing costs	477	476
Gains on investments	(121)	(59)
Gains on early termination of debt and leases	(42)	—
Deferred income tax (benefit) expense	(1,672)	369
Increase of tax valuation allowance	333	—
Share-based compensation expense	8,406	8,477
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	4,119	8,235
Inventories	341	3,184
Prepaids and other current assets	2,245	712
Other noncurrent assets	669	(902)
Operating lease assets and liabilities	(725)	(479)
Accounts payable	(11,087)	(7,079)
Other accrued liabilities	(7,824)	(1,319)
Other noncurrent liabilities	(2,391)	(2,073)
Net cash flows provided by operating activities	20,947	50,768
Cash flows from investing activities:
Capital expenditures	(17,710)	(5,499)
Acquisition of restaurant and real estate	—	(1,227)
Initial operating lease direct costs	—	(400)
Proceeds from sales of real estate, restaurants and other assets	1,360	3,161
Investment purchases	(1,500)	(1,300)
Proceeds from sale of investments	—	1,850
Collections on notes receivable	489	391
Issuance of notes receivable	(255)	—
Net cash flows used in investing activities	(17,616)	(3,024)
Cash flows from financing activities:
Revolver borrowings	91,900	100,300
Revolver payments	(86,400)	(113,700)
Repayments of finance leases	(1,056)	(1,359)
Tax withholding on share-based payments	(1,881)	(3,007)
Purchase of treasury stock	(11,266)	(35,415)
Net bank overdrafts	1,945	2,936
Net cash flows used in financing activities	(6,758)	(50,245)
Decrease in cash and cash equivalents	(3,427)	(2,501)
Cash and cash equivalents at beginning of period	4,893	3,523
Cash and cash equivalents at end of period	$1,466	$1,022

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Introduction

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of September 25, 2024, the Company consisted of 1,586 restaurants, 1,514 of which were franchised/licensed restaurants and 72 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). As of September 25, 2024, the Denny's brand consisted of 1,525 restaurants, 1,464 of which were franchised/licensed restaurants and 61 of which were company operated. As of September 25, 2024, the Keke's brand consisted of 61 restaurants, 50 of which were franchised restaurants and 11 of which were company operated.

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

Note 3.     Receivables

Receivables consisted of the following:

	September 25, 2024	December 27, 2023
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$12,363	$14,092
Notes and loan receivables from franchisees	235	584
Vendor receivables	1,941	4,059
Credit card receivables	657	995
Other	2,402	1,862
Allowance for credit losses	(560)	(201)
Total receivables, net	$17,038	$21,391

Note 4.    Goodwill and Intangible Assets

		September 25, 2024
		(In thousands)
Balance, beginning of year		$65,908
Reclassifications from Keke's assets held for sale		469
Impairment charges related to Denny's		(20)
Balance, end of period		$66,357

Goodwill by segment consisted of the following:
	September 25, 2024	December 27, 2023
	(In thousands)
Denny’s	$37,507	$37,527
Other	28,850	28,381
Total goodwill	$66,357	$65,908

Intangible assets consisted of the following:

	September 25, 2024		December 27, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,135	5,990	9,470	5,614
Franchise agreements	10,603	1,443	10,700	935
Intangible assets, net	$99,545	$7,433	$99,977	$6,549

Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.1 million for the quarter and year-to-date period ended September 25, 2024, respectively. Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.2 million for the quarter and year-to-date period ended September 27, 2023, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 25, 2024	December 27, 2023
	(In thousands)
Accrued payroll	$14,896	$16,400
Current portion of liability for insurance claims	3,732	3,758
Accrued taxes	6,027	4,699
Accrued advertising	10,474	10,664
Gift cards	5,932	7,838
Accrued legal settlements	4,367	7,488
Accrued interest	4,826	4,530
Other	6,220	7,691
Other current liabilities	$56,474	$63,068

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 25, 2024:
Deferred compensation plan investments (1)	$11,063	$11,063	$—	$—
Interest rate swaps (2)	5,912	—	5,912	—
Investments (3)	2,902	—	2,902	—
Total	$19,877	$11,063	$8,814	$—

Fair value measurements as of December 27, 2023:
Deferred compensation plan investments (1)	$12,225	$12,225	$—	$—
Interest rate swaps (2)	8,888	—	8,888	—
Investments (3)	1,281	—	1,281	—
Total	$22,394	$12,225	$10,169	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of September 25, 2024:
Assets held and used (1)	$—	$78

(1)	As of September 25, 2024, impaired assets were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.

Assets that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets. During the quarter and year-to-date period ended September 25, 2024, we recognized impairment charges of $0.1 million and $0.8 million, respectively, related to certain of these assets. See Note 4 and Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 25, 2024.

As of September 25, 2024, we had outstanding revolver loans of $261.0 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $122.9 million as of September 25, 2024 under the credit facility.

As of September 25, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.68% and 7.41% as of September 25, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.14% and 5.04% as of September 25, 2024 and December 27, 2023, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of September 25, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$1,159	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$811	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$60,000	(1)	$3,942	3.09%
Total			$230,000		$5,912

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

As of September 25, 2024, the fair value of the swaps designated as cash flow hedges was an asset of $5.9 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. During the year-to-date period ended September 25, 2024, we reclassified $4.6 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $6.6 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating (income) expense, net in our Consolidated Statements of Income. For the year-to-date period ended September 27, 2023, we recorded expense of $10.6 million as a component of other nonoperating (income) expense, net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At September 25, 2024, we had a total of $63.7 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date period ended September 25, 2024, we recorded unrealized losses of $0.2 million and $0.5 million, respectively, to interest expense, net. For the quarter and year-to-date period ended September 27, 2023, we recorded unrealized losses of $0.1 million and $0.2 million, respectively, to interest expense, net. We expect to amortize $2.3 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Company restaurant sales	$52,701	$53,153	$159,391	$161,486
Franchise and license revenue:
Royalties	29,101	29,703	88,421	90,106
Advertising revenue	20,172	19,297	59,098	58,818
Initial and other fees	1,639	3,388	5,903	10,994
Occupancy revenue	8,146	8,642	24,847	27,165
Franchise and license revenue	59,058	61,030	178,269	187,083
Total operating revenue	$111,759	$114,183	$337,660	$348,569

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Operating lease revenue	$6,063	$6,461	$18,262	$20,015
Variable lease revenue	2,083	2,181	6,585	7,150
Total occupancy revenue	$8,146	$8,642	$24,847	$27,165

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2023	$19,150
Fees received from franchisees	522
Revenue recognized (1)	(2,345)
Balance, September 25, 2024	17,327
Less current portion included in other current liabilities	1,946
Deferred franchise revenue included in other noncurrent liabilities	$15,381
(1)    Of this amount $2.1 million was included in the deferred franchise revenue balance as of December 27, 2023.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 27, 2023	$6,608
Franchisee deferred costs	293
Contract asset amortization	(980)
Balance, September 25, 2024	5,921
Less current portion included in other current assets	941
Contract assets included in other noncurrent assets	$4,980

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.1 million and $0.6 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended September 25, 2024, respectively. We recognized $1.7 million and $4.6 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date period ended September 27, 2023, respectively. As of September 25, 2024, we had $0.3 million in inventory and $0.2 million in receivables related to the purchased equipment. As of December 27, 2023, we had $0.6 million in inventory and $0.3 million in receivables related to the purchased equipment.

As of September 25, 2024, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2024	$306
2025	1,123
2026	1,121
2027	1,091
2028	966
Thereafter	6,799
Deferred franchise revenue, net	$11,406
Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 25, 2024 and December 27, 2023 was $5.9 million and $7.8 million, respectively. During the year-to-date period ended September 25, 2024, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Losses (gains) on sales of assets and other, net	$6	$(88)	$(88)	$(2,132)
Impairment charges (1)	78	1,711	792	1,840
Restructuring charges and exit costs	662	997	1,280	2,759
Operating (gains), losses and other charges, net	$746	$2,620	$1,984	$2,467

(1) Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, franchise agreements, and reacquired franchise rights.

During the quarter and year-to-date period ended September 25, 2024, losses (gains) on sales of assets and other, net were primarily related to the sales of restaurants and real estate. During the quarter and year-to-date period ended September 27, 2023, losses (gains) on sales of assets and other, net were primarily related to the sales of real estate.

As of September 25, 2024, we had no recorded assets held for sale. As of December 27, 2023, we had recorded assets held for sale at their carrying amount of $1.5 million (consisting of property of $0.9 million, goodwill of $0.5 million and other assets of $0.1 million) related to one parcel of real estate and three Keke's restaurants.

We recorded impairment charges of $0.1 million and $0.8 million for the quarter and year-to-date period ended September 25, 2024, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming units and closed units. The $0.1 million for the quarter was related to a franchise agreement. The $0.8 million for the year-to-date period included $0.6 million related to property, $0.1 million related to reacquired franchise rights, and $0.1 million related to a franchise agreement.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Exit costs	$231	$12	$322	$64
Severance and other restructuring charges	431	985	958	2,695
Total restructuring charges and exit costs	$662	$997	$1,280	$2,759

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

As of September 25, 2024 and December 27, 2023, we had accrued severance and other restructuring charges of $0.7 million and $1.4 million, respectively. The balance as of September 25, 2024 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Employee share awards	$2,773	$2,659	$7,753	$7,793
Restricted stock units for board members	233	205	653	684
Total share-based compensation	$3,006	$2,864	$8,406	$8,477

Employee Share Awards

During the year-to-date period ended September 25, 2024, we granted certain employees 0.6 million performance share units ("PSUs") with a weighted average grant date fair value of $15.48 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 200% of the target award).

During the year-to-date period ended September 25, 2024, we also granted certain employees 0.7 million restricted stock units ("RSUs") with a weighted average grant date fair value of $10.63 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended September 25, 2024, we issued 0.4 million shares of common stock related to vested PSUs and RSUs. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of September 25, 2024, we had $16.6 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 1.9 years.

Restricted Stock Units for Board Members

During the year-to-date period ended September 25, 2024, we granted 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $8.09 per unit to non-employee members of our Board of Directors. The RSUs vest after a one-year service period. A director may elect to convert these awards to shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the year-to-date period ended September 25, 2024, fewer than 0.1 million RSUs were converted into shares of common stock.

As of September 25, 2024, we had $0.6 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 11.     Income Taxes

The effective income tax rate was 18.5% for the quarter and 22.2% for the year-to-date period ended September 25, 2024, compared to 17.6% and 23.7% for the prior year periods, respectively. The effective income tax rate for the year-to-date period ended September 25, 2024 included discrete items relating to share-based compensation of 0.1%. The effective income tax rate for the quarter and year-to-date period ended September 27, 2023 included discrete items relating to share-based compensation of (2.5)% and 0.4%, respectively.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands, except per share amounts)
Net income	$6,516	$7,908	$14,775	$17,043

Weighted average shares outstanding - basic	52,148	55,869	52,635	56,764
Effect of dilutive share-based compensation awards	59	213	104	209
Weighted average shares outstanding - diluted	52,207	56,082	52,739	56,973

Net income per share - basic	$0.12	$0.14	$0.28	$0.30
Net income per share - diluted	$0.12	$0.14	$0.28	$0.30

Anti-dilutive share-based compensation awards	618	735	758	788

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

During the year-to-date period ended September 25, 2024, we repurchased a total of 1.3 million shares of our common stock for $11.2 million, including excise taxes. This brings the total amount repurchased under the current authorization to $160.8 million, leaving $89.2 million that can be used to repurchase our common stock under this authorization as of September 25, 2024. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2023, the Board approved the retirement of 12.8 million shares of treasury stock at a weighted average share price of $11.02, including excise taxes. As of September 25, 2024, 2.0 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 27, 2023	$(337)	$(41,322)	$(41,659)
Amortization of net loss (1)	60	—	60
Settlement loss recognized	26	—	26
Changes in the fair value of cash flow hedges	—	1,650	1,650
Reclassification of cash flow hedges to interest expense, net (2)	—	(4,626)	(4,626)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	502	502
Income tax expense related to items of other comprehensive income (loss)	(23)	625	602
Balance as of September 25, 2024	$(274)	$(43,171)	$(43,445)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the year-to-date period ended September 25, 2024.
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

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 25, 2024	September 27, 2023
	(In thousands)
Income taxes paid, net	$4,344	$6,531
Interest paid	$12,469	$9,346

Noncash investing and financing activities:
Accrued purchase of property	$513	$102
Issuance of common stock, pursuant to share-based compensation plans	$3,815	$5,638
Execution of finance leases	$1,514	$593
Treasury stock payable, including excise taxes	$528	$1,053

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

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Revenues by operating segment:	(In thousands)
Denny’s	$105,365	$109,136	$318,728	$332,952
Other	6,394	5,047	18,932	15,617
Total operating revenue	$111,759	$114,183	$337,660	$348,569

Segment income:
Denny’s	$35,015	$36,944	$102,750	$111,525
Other	925	1,536	2,593	5,434
Total restaurant-level operating margin	$35,940	$38,480	$105,343	$116,959

General and administrative expenses	$19,831	$18,237	$61,539	$58,515
Depreciation and amortization	3,622	3,605	10,938	10,878
Goodwill impairment charges	—	—	20	—
Operating (gains), losses and other charges, net	746	2,620	1,984	2,467
Total other operating expenses	24,199	24,462	74,481	71,860
Operating income	11,741	14,018	30,862	45,099
Interest expense, net	4,571	4,381	13,564	13,288
Other nonoperating (income) expense, net	(824)	43	(1,685)	9,470
Income before income taxes	7,994	9,594	18,983	22,341
Provision for income taxes	1,478	1,686	4,208	5,298
Net income	$6,516	$7,908	$14,775	$17,043

	September 25, 2024	December 27, 2023
Segment assets:	(In thousands)
Denny’s	$320,642	$340,136
Other	140,981	124,682
Total assets	$461,623	$464,818

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

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of September 25, 2024, the Denny's brand consisted of 1,525 restaurants, 1,464 of which were franchised/licensed restaurants and 61 of which were company operated. At September 25, 2024, the Keke's brand consisted of 61 restaurants, 50 of which were franchised restaurants and 11 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the quarter and year-to-date period ended September 25, 2024 represented less than 10% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 25, 2024		September 27, 2023		September 25, 2024		September 27, 2023
	(In thousands)
Revenue:
Company restaurant sales	$52,701	47.2%	$53,153	46.6%	$159,391	47.2%	$161,486	46.3%
Franchise and license revenue	59,058	52.8%	61,030	53.4%	178,269	52.8%	187,083	53.7%
Total operating revenue	111,759	100.0%	114,183	100.0%	337,660	100.0%	348,569	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	13,611	25.8%	13,587	25.6%	40,554	25.4%	41,796	25.9%
Payroll and benefits	19,838	37.6%	19,754	37.2%	60,805	38.1%	60,482	37.5%
Occupancy	4,443	8.4%	4,085	7.7%	13,687	8.6%	12,259	7.6%
Other operating expenses	8,928	16.9%	8,467	15.9%	27,470	17.2%	24,416	15.1%
Total costs of company restaurant sales, excluding depreciation and amortization	46,820	88.8%	45,893	86.3%	142,516	89.4%	138,953	86.0%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	28,999	49.1%	29,810	48.8%	89,801	50.4%	92,657	49.5%
General and administrative expenses	19,831	17.7%	18,237	16.0%	61,539	18.2%	58,515	16.8%
Depreciation and amortization	3,622	3.2%	3,605	3.2%	10,938	3.2%	10,878	3.1%
Goodwill impairment charges	—	0.0%	—	0.0%	20	0.0%	—	0.0%
Operating (gains), losses and other charges, net	746	0.7%	2,620	2.3%	1,984	0.6%	2,467	0.7%
Total operating costs and expenses, net	100,018	89.5%	100,165	87.7%	306,798	90.9%	303,470	87.1%
Operating income	11,741	10.5%	14,018	12.3%	30,862	9.1%	45,099	12.9%
Interest expense, net	4,571	4.1%	4,381	3.8%	13,564	4.0%	13,288	3.8%
Other nonoperating (income) expense, net	(824)	(0.7)%	43	0.0%	(1,685)	(0.5)%	9,470	2.7%
Income before income taxes	7,994	7.2%	9,594	8.4%	18,983	5.6%	22,341	6.4%
Provision for income taxes	1,478	1.3%	1,686	1.5%	4,208	1.2%	5,298	1.5%
Net income	$6,516	5.8%	$7,908	6.9%	$14,775	4.4%	$17,043	4.9%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(Dollars in thousands)
Denny's
Company average unit sales	$771	$755	$2,288	$2,303
Franchise average unit sales	$465	$458	$1,395	$1,376
Company equivalent units (a)	62	66	63	65
Franchise equivalent units (a)	1,470	1,523	1,485	1,525
Company same-store sales (decrease) increase vs. prior year (b)(c)	(0.4)%	(1.4)%	(2.0)%	4.1%
Domestic franchise same-store sales (decrease) increase vs. prior year (b)(c)	(0.1)%	2.1%	(0.6)%	4.3%

Keke's
Company average unit sales	$423	$429	$1,323	$1,354
Franchise average unit sales	$439	$430	$1,368	$1,397
Company equivalent units (a)	11	8	10	8
Franchise equivalent units (a)	50	48	50	47
Company same-store sales decrease vs. prior year (b)(c)(d)	(1.7)%	(3.4)%	(2.4)%	(3.4)%
Franchise same-store sales decrease vs. prior year (b)(c)(d)	(0.9)%	(5.3)%	(3.2)%	(5.3)%

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-store sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2024 comparable units.
(d)Effective July 20, 2022, the Company acquired Keke's. As a result, data presented for the quarter and year-to-date period ended September 27, 2023 only represent post-acquisition results.

Unit Activity	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Denny's
Company restaurants, beginning of period	64	66	65	66
Units opened	—	—	—	—
Units sold to franchisees	(3)	—	(3)	—
Units closed	—	—	(1)	—
End of period	61	66	61	66

Franchised and licensed restaurants, beginning of period	1,477	1,525	1,508	1,536
Units opened	2	7	10	21
Units purchased from Company	3	—	3	—
Units closed	(18)	(10)	(57)	(35)
End of period	1,464	1,522	1,464	1,522
Total restaurants, end of period	1,525	1,588	1,525	1,588

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Keke's
Company restaurants, beginning of period	11	8	8	8
Units opened	—	—	4	—
Units sold to franchisees	—	—	(1)	—
End of period	11	8	11	8

Franchised restaurants, beginning of period	51	47	50	46
Units opened	—	1	—	2
Units purchased from Company	—	—	1	—
Units closed	(1)	—	(1)	—
End of period	50	48	50	48
Total restaurants, end of period	61	56	61	56

Company Restaurant Operations

Company restaurant sales decreased $0.5 million, or 0.9%, for the quarter ended September 25, 2024 and $2.1 million, or 1.3%, year-to-date compared to the prior year periods, primarily resulting from decreases of four Denny's equivalent units for the current quarter and two Denny's equivalent units year-to-date compared to the prior year periods, and a decrease in Denny's same-store sales of 0.4% for the current quarter and 2.0% year-to-date compared to the prior year periods. The decreases in company restaurant sales were partially offset by three additional Keke's equivalent units for the current quarter and two additional Keke's equivalent units year-to-date compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 88.8% for the quarter ended September 25, 2024 and 89.4% year-to-date compared to 86.3% and 86.0% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.8% for the quarter ended September 25, 2024 and 25.4% year-to-date compared to 25.6% and 25.9% for the prior year periods, respectively. The current quarter increase as a percentage of company restaurant sales was primarily due to higher commodity costs, partially offset by increased pricing. The year-to-date decrease was primarily due to increased pricing, partially offset by higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 37.6% for the quarter ended September 25, 2024 and 38.1% year-to-date compared to 37.2% and 37.5%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales was primarily due to a 0.3 percentage point increase in incentive compensation. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.4 percentage point increase in workers' compensation costs, primarily resulting from negative claims development in the current year.

Occupancy costs as a percentage of company restaurant sales were 8.4% for the quarter ended September 25, 2024 and 8.6% year-to-date compared to 7.7% and 7.6%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales was primarily due to a 0.4 percentage point increase in general liability insurance costs resulting from negative claims development in the current quarter and a 0.4 percentage point increase in rent and property taxes. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.7 percentage point increase in general liability insurance costs resulting from negative claims development in the current year and a 0.3 percentage point increase in rent and property taxes.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 25, 2024		September 27, 2023		September 25, 2024		September 27, 2023
	(In thousands)
Utilities	$1,959	3.7%	$2,120	4.0%	$5,309	3.3%	$6,037	3.7%
Repairs and maintenance	964	1.8%	996	1.9%	2,977	1.9%	2,667	1.7%
Marketing	1,859	3.5%	1,393	2.6%	5,339	3.3%	4,207	2.6%
Legal settlements	152	0.3%	245	0.5%	1,809	1.1%	475	0.3%
Pre-opening costs	209	0.4%	105	0.2%	766	0.5%	130	0.1%
Other direct costs	3,785	7.2%	3,608	6.8%	11,270	7.1%	10,900	6.7%
Other operating expenses	$8,928	16.9%	$8,467	15.9%	$27,470	17.2%	$24,416	15.1%

The current quarter increase in other operating expenses was primarily due to increased marketing. The year-to-date increase was primarily due to increased marketing and unfavorable developments in certain legal claims during the current year period, partially offset by lower utility costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 25, 2024		September 27, 2023		September 25, 2024		September 27, 2023
	(In thousands)
Royalties	$29,101	49.3%	$29,703	48.7%	$88,421	49.6%	$90,106	48.2%
Advertising revenue	20,172	34.2%	19,297	31.6%	59,098	33.2%	58,818	31.4%
Initial and other fees	1,639	2.8%	3,388	5.6%	5,903	3.3%	10,994	5.9%
Occupancy revenue	8,146	13.8%	8,642	14.2%	24,847	13.9%	27,165	14.5%
Franchise and license revenue	$59,058	100.0%	$61,030	100.0%	$178,269	100.0%	$187,083	100.0%

Advertising costs	$20,172	34.2%	$19,297	31.6%	$59,098	33.2%	$58,818	31.4%
Occupancy costs	5,256	8.9%	5,389	8.8%	15,482	8.7%	16,853	9.0%
Other direct franchise costs	3,571	6.0%	5,124	8.4%	15,221	8.5%	16,986	9.1%
Costs of franchise and license revenue	$28,999	49.1%	$29,810	48.8%	$89,801	50.4%	$92,657	49.5%

Franchise and license revenue decreased $2.0 million, or 3.2%, for the quarter ended September 25, 2024 and $8.8 million, or 4.7%, year-to-date compared to the prior year periods. Royalties decreased $0.6 million, or 2.0%, and $1.7 million, or 1.9%, for the current quarter and year-to-date period, respectively, compared to the prior year periods. The decreases in royalties primarily resulted from a decrease of 53 Denny's franchise equivalent units for the current quarter and 40 franchise equivalent units year-to-date, compared to the prior year periods, and a decrease in Denny's domestic franchise same-store sales of 0.1% for the current quarter and 0.6% year-to-date as compared to the prior year periods. The decreases were partially offset by an increase in Keke's franchise equivalent units of two units and three units for the current quarter and year-to-date period, respectively.

Advertising revenue increased $0.9 million, or 4.5%, for the current quarter and $0.3 million, or 0.5%, year-to-date compared to the prior year periods. The increase in advertising revenue for the current quarter primarily resulted from a $1.0 million increase in local advertising co-op contributions, partially offset by the impact from a 0.1% decrease in Denny's domestic franchise same-store sales and a decrease of 53 Denny's franchise equivalent units. The increase in advertising revenue for the year-to-date period primarily resulted from a $0.7 million increase in local advertising co-op contributions, partially offset by the impact of a 0.6% decrease in Denny's domestic franchise same-store sales and a decrease of 40 Denny's franchise equivalent units compared to the prior year period.

Initial and other fees decreased $1.7 million, or 51.6%, for the quarter ended September 25, 2024 and $5.1 million, or 46.3%, year-to-date compared to the prior year periods. The decreases in initial and other fees primarily resulted from a $1.6 million and $4.0 million decrease in revenue from the sale of equipment to franchisees during the current quarter and year-to-date period, respectively, as a result of the completion of our kitchen modernization program in 2023. The revenue recorded related to the sale of equipment has an equal and offsetting expense recorded in other direct costs as described below. Occupancy revenue decreased $0.5 million, or 5.7%, for the current quarter and $2.3 million, or 8.5%, year-to-date compared to the prior year periods, primarily due to lease terminations.

Costs of franchise and license revenue decreased $0.8 million, or 2.7%, for the quarter ended September 25, 2024 and decreased $2.9 million, or 3.1%, year-to-date compared to the prior year periods. Advertising costs increased $0.9 million, or 4.5%, for the current quarter and increased $0.3 million, or 0.5%, year-to-date, which corresponds to the related advertising revenue increases for the current quarter and year-to-date noted above. Occupancy costs decreased $0.1 million, or 2.5%, for the current quarter and $1.4 million, or 8.1%, year-to-date compared to the prior year periods, primarily due to lease terminations, which corresponds to the related occupancy revenue decreases noted above. Other direct franchise costs decreased $1.6 million, or 30.3%, for the current quarter and $1.8 million, or 10.4%, year-to-date compared to the prior year periods. The decrease in other direct franchise costs for the current quarter was primarily due to a $1.7 million decrease in costs from the sale of equipment to franchisees as noted above. The year-to-date decrease in other direct franchise costs was primarily due to a $3.9 million decrease in costs from the sale of equipment to franchisees as noted above, partially offset by a $2.6 million distribution to franchisees related to a review of advertising costs. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue increased to 49.1% and 50.4% of franchise and license revenue for the quarter and year-to-date period ended September 25, 2024, respectively, from 48.8% and 49.5% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Corporate administrative expenses	$15,875	$14,580	$46,843	$43,919
Share-based compensation	3,006	2,864	8,406	8,477
Incentive compensation	447	1,049	4,868	5,335
Deferred compensation valuation adjustments	503	(256)	1,422	784
Total general and administrative expenses	$19,831	$18,237	$61,539	$58,515

Corporate administrative expenses increased $1.3 million for the quarter ended September 25, 2024 and $2.9 million year-to-date compared to the prior year periods. The increases were primarily due to increases in employee compensation and software subscription costs. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Depreciation of property and equipment	$2,752	$2,722	$8,230	$8,118
Amortization of finance lease ROU assets	319	348	1,019	1,099
Amortization of intangible and other assets	551	535	1,689	1,661
Total depreciation and amortization expense	$3,622	$3,605	$10,938	$10,878

Goodwill impairment charges were less than $0.1 million for the year-to-date period ended September 25, 2024 related to assets eventually sold by Denny's.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Losses (gains) on sales of assets and other, net	$6	$(88)	$(88)	$(2,132)
Impairment charges (1)	78	1,711	792	1,840
Restructuring charges and exit costs	662	997	1,280	2,759
Operating (gains), losses and other charges, net	$746	$2,620	$1,984	$2,467

(1) Impairment charges include impairments related to property, operating right-of-use assets, finance right-of-use assets, franchise agreements, and reacquired franchise rights.

Losses (gains) on sales of assets and other, net for the quarter and year-to-date period ended September 25, 2024 were primarily related to the sale of restaurants and real estate. Gains on sales of assets and other, net for the quarter and year-to-date period ended September 27, 2023 were primarily related to the sale of real estate.

We recorded impairment charges of $0.1 million and $0.8 million during the quarter and year-to-date period ended September 25, 2024, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming units and closed units.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Exit costs	$231	$12	$322	$64
Severance and other restructuring charges	431	985	958	2,695
Total restructuring and exit costs	$662	$997	$1,280	$2,759

Operating income was $11.7 million for the current quarter and $30.9 million year-to-date compared to $14.0 million and $45.1 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
	(In thousands)
Interest on credit facility	$5,158	$4,823	$15,382	$14,053
Interest income on interest rate swaps	(1,582)	(1,386)	(4,626)	(3,551)
Interest on finance lease liabilities	495	529	1,501	1,618
Letters of credit and other fees	199	202	510	598
Interest income	(51)	(40)	(183)	(139)
Total cash interest, net	4,219	4,128	12,584	12,579
Amortization of deferred financing costs	159	159	477	476
Amortization of interest rate swap losses	193	93	502	231
Interest accretion on other liabilities	—	1	1	2
Total interest expense, net	$4,571	$4,381	$13,564	$13,288

Other nonoperating income, net increased $0.9 million for the quarter ended September 25, 2024 and increased $11.2 million year-to-date compared to the prior year periods. The increase for the current quarter was due to increased gains on deferred compensation plan investments. The increase for the year-to-date period was primarily due to losses related to dedesignated interest rate swap valuation adjustments in the prior year period.

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

Provision for income taxes was $1.5 million for the quarter ended September 25, 2024 and $4.2 million year-to-date compared to $1.7 million and $5.3 million, respectively, for the prior year periods. The effective tax rate was 18.5% for the current quarter and 22.2% year-to-date, compared to 17.6% and 23.7% for the prior year periods, respectively. We expect the 2024 fiscal year effective tax rate to be between 22% and 26%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $6.5 million for the quarter ended September 25, 2024 and $14.8 million year-to-date compared to $7.9 million and $17.0 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 25, 2024	September 27, 2023
	(In thousands)
Net cash provided by operating activities	$20,947	$50,768
Net cash used in investing activities	(17,616)	(3,024)
Net cash used in financing activities	(6,758)	(50,245)
Decrease in cash and cash equivalents	$(3,427)	$(2,501)

Net cash flows provided by operating activities were $20.9 million for the year-to-date period ended September 25, 2024 compared to $50.8 million for the year-to-date period ended September 27, 2023. The decrease in net cash flows provided by operating activities was primarily due to decreases in operating income, accounts payable, other accrued liabilities, and inventory usage and receivable collections due to the completion of our kitchen modernization program in 2023. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $17.6 million for the year-to-date period ended September 25, 2024. These cash flows included capital expenditures of $17.7 million and investment purchases of $1.5 million, partially offset by net proceeds from asset sales of $1.4 million. Net cash flows used in investing activities were $3.0 million for the year-to-date period ended September 27, 2023. These cash flows included capital expenditures of $5.5 million, investment purchases of $1.3 million, and a real estate acquisition of $1.2 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.1 million and net investment proceeds of $1.9 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 25, 2024	September 27, 2023
	(In thousands)
Facilities	$5,543	$3,199
New construction	7,807	730
Remodeling	1,891	404
Information technology	1,376	732
Other	1,093	434
Capital expenditures	$17,710	$5,499

Net cash flows used in financing activities were $6.8 million for the year-to-date period ended September 25, 2024, including cash payments for stock repurchases of $11.3 million and payments of tax withholding on share-based compensation of $1.9 million, partially offset by net long-term debt borrowings of $4.4 million and net bank overdrafts of $1.9 million. Net cash flows used in financing activities were $50.2 million for the year-to-date period ended September 27, 2023, which included cash payments for stock repurchases of $35.4 million, payments of tax withholding on share-based compensation of $3.0 million and net long-term debt payments of $14.8 million, partially offset by net bank overdrafts of $2.9 million.

Our working capital deficit was $53.8 million at September 25, 2024 compared to $59.3 million at December 27, 2023, primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in current assets during the year-to-date period ended September 25, 2024. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of September 25, 2024.

As of September 25, 2024, we had outstanding revolver loans of $261.0 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $122.9 million as of September 25, 2024 under the credit facility.

As of September 25, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 7.68% and 7.41% as of September 25, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.14% and 5.04% as of September 25, 2024 and December 27, 2023, respectively.

Technology Transformation Initiatives

The Company has committed to investing approximately $4 million toward a new cloud-based restaurant technology platform in domestic franchise restaurants, which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is in progress and is expected to continue into 2025 and 2026.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 25, 2024, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of September 25, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$1,159	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$811	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$60,000	(1)	$3,942	3.09%
Total			$230,000		$5,912

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of September 25, 2024, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 89% of total debt. Based on the levels of borrowings under the credit facility at September 25, 2024, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 25, 2024, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 25, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 27, 2024 - July 24, 2024	189	$7.01	189	$89,625
July 25, 2024 - August 21, 2024	57	7.35	57	$89,197
August 22, 2024 - September 25, 2024	—	—	—	$89,197
Total	246	$7.09	246

(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 25, 2024, we purchased 0.2 million shares of our common stock for an aggregate consideration of $1.8 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 25, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

DENNY'S CORPORATION

Date:	October 29, 2024	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	October 29, 2024	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller