Form 10-K
period 2024-12-25
DENNY'S Corp
filed 2025-02-24
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 25, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $290,174,732 as of June 26, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $6.90 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 20, 2025, 51,611,066 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or the “Company”, a Delaware corporation, is one of America’s largest franchised full-service restaurant chains. The Company owns and operates the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Cafe brand (“Keke’s”). As of December 25, 2024, the Company consisted of 1,568 restaurants, 1,493 of which were franchised/licensed restaurants and 75 of which were company operated.

The Denny’s Brand

Denny’s is known as “America’s Diner”, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new and innovative products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny’s has been serving guests for over 70 years and is best known for its all day breakfast fare. The Grand Slam, one of our most popular menu items, was first introduced in 1977. Denny’s offers a wide selection of lunch and dinner items including entrees, burgers, sandwiches and salads, along with an assortment of appetizers and desserts. We have four dayparts, breakfast, lunch, dinner and late night, accounting for 28%, 36%, 20% and 16%, respectively, of average daily sales. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2024, 38% of an average week of sales occurred from Friday late night through Sunday lunch. Additionally, off-premises sales, including sales for delivery and through our three virtual brands, represented approximately 20% of total sales in 2024.

As of December 25, 2024, the Denny’s brand consisted of 1,499 franchised, licensed and company restaurants around the world, including 1,334 restaurants in the United States and 165 international restaurant locations. As of December 25, 2024, 1,438 of Denny’s restaurants were franchised or licensed, representing 96% of the total Denny’s restaurants, and 61 were company restaurants.

The Keke’s Brand

We acquired Keke's on July 20, 2022. Keke’s is a daytime eatery dedicated to providing a consistently outstanding breakfast experience through fresh food that is made to order, excellent service from a welcoming staff, and a clean and comfortable environment. Open daily from 7:00 a.m. to 2:30 p.m, Keke’s produces meals that are handmade using the best ingredients available, including fresh fruits and vegetables, and the highest quality bread and dairy products. In addition to Mornings from Scratch breakfast items, Keke’s also serves burgers, paninis, salads, and sandwiches. Approximately 48% of Keke’s total weekly sales occur on the weekends, and off-premises sales, including sales for delivery, represented approximately 16% of total sales in 2024.

As of December 25, 2024, the Keke’s brand consisted of 69 franchised and company restaurants in the United States, of which 55, representing 80% of total Keke’s restaurants, were franchised and 14 were company restaurants.

Segment Information

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. In addition, we have identified Denny’s as a reportable segment. Keke’s is presented as a component of Other in our segment disclosures. Additional information about our segments can be found in Note 20, “Segment Information” to our consolidated financial statements in Part II, Item 8 of this report.

References to the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny’s Corporation and its subsidiaries. Reference to “Denny’s” or “Keke’s” are references to the specific brand. Financial information about our operations, including our revenues and net income for the fiscal years ended December 25, 2024, December 27, 2023, and December 28, 2022, and our total assets as of December 25, 2024 and December 27, 2023, is included in our consolidated financial statements.

Franchising and Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Our current traditional twenty-year Denny’s franchise agreements have an initial fee of up to $30,000 and a royalty payment of up to 4.50% of gross sales. Additionally, our franchisees are currently contributing up to 3.25% of gross sales for marketing and may make additional advertising contributions as part of a local marketing co-operative. Approximately 90% of our Denny’s domestic franchised restaurants were operating under this traditional agreement as of December 25, 2024. License agreements for nontraditional domestic locations, such as university campuses, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. Our Denny’s domestic contractual royalty rate averaged approximately 4.36% during 2024.

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

In addition to these incentive programs, we increased our domestic development commitments through our refranchising and development strategy implemented during 2018 and 2019. These commitments were attached to the sale of 113 company restaurants during 2018 and 2019. At December 25, 2024, we had approximately 64 domestic development commitments.

International Development

In addition to the development agreements signed for domestic restaurants, as of December 25, 2024, we had potential to develop approximately 116 international franchised Denny’s restaurants with our current development partners in various locations including Canada, Central America, Indonesia, Mexico, the Middle East, the Philippines and the United Kingdom. The majority of these restaurants are expected to open over the next ten years. During 2024, we opened three international franchised locations, including one each in Canada, Honduras, and the Philippines.

While we anticipate the majority of the Denny’s restaurants related to various domestic and international development agreements will be opened generally as scheduled, from time to time some of our franchisees’ ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

Franchise Focused Business Model

We expect the majority of our future restaurant openings and growth of the Denny’s brand to come primarily from the development of franchised restaurants. The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 25, 2024:

Number of Denny’s Restaurants Owned	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	78	38.4%	78	5.4%
Two to five	65	32.0%	206	14.3%
Six to ten	28	13.8%	218	15.2%
Eleven to twenty	17	8.4%	238	16.6%
Twenty-one to thirty-five	6	3.0%	170	11.8%
Thirty-six and over	9	4.4%	528	36.7%
Total	203	100.0%	1,438	100.0%

Keke’s Development
In 2024, Keke's cafe openings were a combination of company operated cafes and franchised cafes. We anticipate we will continue opening company operated cafes to accelerate the expansion of the brand into new markets with the intent of refranchising company operated cafes to franchisees over time. We anticipate the growth of the Keke’s brand to come primarily from the development of franchised cafes. As of December 25, 2024, we had 23 development agreements for 141 Keke’s franchised cafes.

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

Product Development and Marketing

The Denny’s name has been associated with high-quality, reasonably priced entrees, appetizers, desserts, and beverages which have appealed to guests across all generations for over 70 years. As a leading full-service family dining brand, we’ve developed a craveable, indulgent menu that forges brand loyalty, attracts new generations of fans to Denny’s and establishes the framework for our primary marketing strategies.

Menu Offerings

As “America’s Diner,” Denny’s has created a menu featuring a large selection of craveable items served in a friendly and welcoming atmosphere for all guests. We offer a variety of options for breakfast, lunch, dinner and late-night including classic entrees, handhelds, appetizers, desserts and beverages. Most Denny’s restaurants also offer kid’s menus and senior specials. Continuous product innovation is essential to meeting the needs of our consumers, including new offerings within our core breakfast platform, adding value across signature bundles, such as Super Slam, and delivering crave-worthy core menu and limited-time-only recipes. Our Denny’s menu can be conveniently enjoyed by guests either in our restaurants, via takeout, curb-side or delivery through our Denny’s on Demand platform and third-party delivery providers.

Denny’s online ordering platform enables our guests to order whatever they want, whenever they want. Guests can also order from Dennys.com or the Denny’s mobile app, which provides a personalized online ordering experience. Both the mobile app and website make it easy for guests to order their favorite Denny’s items for takeout or delivery. Denny’s Rewards members can access their digital wallets to receive rewards and promotions, both in-restaurant, online and via the Denny’s mobile app.

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

Before introducing a new menu item to market, we test the idea with consumers. We ensure that our culinary standards, food science and technology efficiencies, nutritional analysis, financials and operational execution all meet the business requirements. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

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

Marketing and Advertising

We deploy national, local and co-operative marketing strategies to promote and amplify Denny’s brand strengths as “America’s Diner.” Through integrated marketing strategies, we promote our various premium breakfast, lunch, and dinner entrees alongside our value platform and limited time offer promotions. We also support messaging our off-premises business.

The Denny’s Marketing Team anticipates consumer and market trends to fully leverage consumer insights to determine strategies for brand communication and demand generation. We participate in comprehensive, integrated marketing activities, including broadcast, radio, digital and social advertising; multicultural marketing; public relations and brand reputation; customer relationship management; field marketing; and national and local promotions.

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

Human Capital

Human capital management considerations are at the core of Our Guiding Principles, the drivers of which include leveraging our culture of belonging and the capability of our people to fuel brand performance and franchise success, as well as recruiting and equipping high quality restaurant operators to deliver great customer experiences. As of December 25, 2024, we had approximately 3,800 employees of whom approximately 3,400 were employees of our company-owned restaurants and approximately 400 were corporate employees at our restaurant support centers or in the field. Our commitments and progress towards executing this strategy in support of employee experience and performance are reflected below.

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

Learning and Development

We invest in team members’ success through education and training. Our Breakthrough Leadership Training and Development program provides our team members with exclusive access to numerous creative and interactive employee engagement curricula, leadership workshops, simulations, mobile learning and educational training videos. This unique program helps develop a wide range of skills, including leadership, people management, guest service, inventory management, food preparation and food safety – skills that help workers successfully operate in the restaurant industry.

Our Corporate Commitment

We have developed industry-leading initiatives that spotlight differences in all areas in order to build a culture that values, understands, and embraces team members from all walks of life while ensuring alignment with our corporate strategy and core values. It is our mission to use Denny’s culture – wildly diverse, demonstrably inclusive, and unquestionably fair and equal in opportunity for all – to grow shareholder value. As America’s Diner, we aim to be a place that employs all, buys from all, promotes all, serves all, and supports all as a natural extension of who we are.

Inclusion & Community Engagement

Our investment in people includes creating a culture of belonging that attracts, retains and fosters the growth of the best people and creates high performance in our restaurants. We value and are proud of our community engagement including our investment in causes that are important to our employees, franchisees and communities, such as:

•our education initiatives through our Denny’s Hungry for Education® Scholarship program,

•helping fight childhood hunger through No Kid Hungry,
•our commitment to developing more diverse franchisees,
•increasing our spend with diverse businesses, and
•serving hope to those in need through our Denny’s Mobile Relief Diner

Business Resource Groups and Inclusion Council

Our Business Resource Groups and Inclusion Council, made up of members from all levels of the organization, collaborate on initiatives designed to renew our workplace and create business results that will strengthen the reputation of our brands and increase guest satisfaction and market share. They serve as ambassadors, bridge builders, data collectors, educators, accountability partners and champions of inclusion and community engagement within our brands. Additionally, they help foster a more inclusive work environment, improve communication and provide encouragement and an enhanced sense of belonging through informal mentoring, participation in professional and community events, and access to personal and professional development and growth opportunities.

Diversity by the Numbers

We believe in accountability that starts with our leadership and extends to all of our team members. Diverse team members make up approximately:

•75% of our total workforce and 77% of restaurant management
•64% of our domestic restaurants are owned by diverse franchisees
•9% of our domestic restaurants are owned by women
•Our Board of Directors consists of nine directors – 56% are from a diverse background and 56% are women
•5% of our domestic restaurants are owned by individuals who identify as members of the LGBTQ+ community

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

In addition, we continue to invest in technologies that protect consumer data and are compliant with the California Consumer Privacy Act, California Privacy Rights Act, and similar data privacy regulations.

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

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including, but not limited to, “Denny’s®,” and “Keke’s Breakfast Cafe®.” We consider our trademarks and service marks important to the identification of our company and franchised restaurants and believe they are of material importance to the conduct of our business. Additionally, we have registered various domain names on the internet incorporating certain trademarks and service marks, which we consider integral to our brand identity. We are committed to protecting the value and integrity of our intellectual property. When unauthorized use or infringement of our trademarks, service marks, or related assets is suspected, we will take appropriate action, including legal measures, when necessary, to enforce our rights. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism); changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu or other viruses (such as COVID-19 and avian flu) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utility expenses and unfavorable weather. See “Risk Factors” for additional information.

Government Regulations

We and our franchisees are subject to federal, state, local and international laws and regulations governing various aspects of the restaurant business, such as compliance with various minimum wage, overtime, health care, sanitation, food safety, citizenship, and fair labor standards, as well as laws and regulations relating to safety, fire, zoning, building, consumer protection, tariffs and taxation. We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship, as well as judicial and administrative interpretations of such laws.

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

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.

Information about our Executive Officers

The following table sets forth information with respect to each executive officer as of the filing date of this report:

Name	Age	Positions
Christopher D. Bode	62	President and Chief Operating Officer, Denny’s, Inc.

Stephen C. Dunn	60	Executive Vice President and Chief Global Development Officer

Jay C. Gilmore	55	Senior Vice President, Chief Accounting Officer and Corporate Controller

Minh Le	51	Senior Vice President and Chief Technology Officer

Gail Sharps Myers	55	Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary

Monigo G. Saygbay-Hallie	51	Executive Vice President and Chief People Officer

David P. Schmidt	54	President, Keke’s, Inc.

Kelli F. Valade	55	Chief Executive Officer

Robert P. Verostek	53	Executive Vice President and Chief Financial Officer

Mr. Bode has been President and Chief Operating Officer of Denny’s, Inc. since September 2024. He previously served as President of Hardees USA from November 2023 to September 2024, as Chief Operating Officer of Hardees USA from September 2022 to November 2023, as Executive Vice President, Chief Operating Officer of Denny’s Corporation from February 2021 to August 2022 and as Senior Vice President and Chief Operating Officer of Denny’s Corporation from October 2014 to February 2021.

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

Mr. Le has been Senior Vice President and Chief Technology Officer since September 2024. He previously served as Chief Information Officer of Checkers & Rally's Drive-In Restaurants from July 2019 to September 2024 and as Senior Vice President, IT of Corner Bakery Cafe from December 2015 to July 2019.

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

Ms. Saygbay-Hallie has been Executive Vice President and Chief People Officer since August 2024. She previously served as Senior Vice President, Chief People Officer of Checkers & Rally's Drive-In Restaurants from January 2022 to August 2024 and as Vice President, Human Resources of XPO Logistics, Inc. from July 2019 to October 2021.

Mr. Schmidt has been President of Keke’s, Inc. since September 2022. He previously served as Executive Vice President and Chief Financial Officer of Red Lobster from March 2022 to September 2022, as Vice President and Chief Financial Officer of Casual Dining at Bloomin’ Brands, Inc. from March 2019 to March 2022 and as President, Bonefish Grill from April 2016 to March 2019.

Ms. Valade has been Chief Executive Officer since September 2022. She joined the Company first serving as Chief Executive Officer and President from June 2022 to September 2022 and became a member of our Board of Directors in July 2022. Prior to joining the Company, she served as Chief Executive Officer of Red Lobster from August 2021 to April 2022, as Chief Executive Officer and President of Black Box Intelligence (the leading data and insights provider of workforce, guest, consumer and financial performance benchmarks for the hospitality industry) from January 2019 to July 2021 and as Chili’s Brand President from June 2016 to October 2018.

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
•other taxes;
•increased uncertainty related to tariffs;
•impacts on food prices, especially in regards to egg prices, resulting from the most recent outbreak of avian flu; and
•consumer confidence.

Weakness or uncertainty regarding the economy, both domestic and international, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, pandemics such as the COVID-19 pandemic and other outbreaks of illness, such as a higher than average rate of influenza, adverse weather conditions, natural disasters, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower operating revenue.

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

If we are unable to compete effectively, we could experience lower demand for our products, downward pressure on prices, reduced margins, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future, all of which could lead to an increase in restaurant closures or an inability of current and future franchisees to open new restaurants.

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
•increased food costs;
•health concerns arising from food safety issues and other food-related pandemics, outbreaks of flu or viruses, such as COVID-19, avian flu (such as the outbreak ongoing in early 2025) or other diseases;
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

If a significant number of franchisees become financially distressed, it could harm our operating results. For 2024, our ten largest franchisees accounted for approximately 38% of our total franchise and license revenue. The balance of our franchise revenue was derived from the remaining 218 Denny’s and Keke’s franchisees.

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

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu or viruses or other health concerns, criminal activity, guest discrimination, harassment, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of any of our brands.

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

Being liable as a joint employer could adversely affect our business

Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability in the future. Following the federal court’s invalidation of the National Labor Relations Board’s 2023 rule, the legal standards around joint employment continue to evolve as the likelihood of the National Labor Relations Board addressing joint employer liability in a new rulemaking or through adjudication remains. As the joint employer standard reverts to the 2020 rule, and with the looming possibility of the establishment of a new standard through rulemaking or case adjudication, we face challenges in accurately assessing potential impacts, which could include liability for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact the reputation of our brands, which may cause significant harm.

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

As of December 25, 2024, we had total indebtedness of $271.9 million, including finance leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt or through the sale of real estate, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until August 2026. The credit agreement governing most of our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Restrictions under our credit agreement could also restrict our ability to repurchase shares in the future. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Risks Related to our Common Stock

Many factors, including those over which we have no control, affect the trading price of our common stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact on the trading price of our common stock. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase programs. Evolving business strategies or any failure to meet market expectations whether for same-restaurant sales, restaurant unit growth, earnings per share, or other metrics could cause our share price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Denny’s recognizes that cybersecurity is a critical aspect of our business operations and that the protection of sensitive data and information systems is of paramount importance.

We have implemented cybersecurity measures and processes to address and mitigate material risks from cybersecurity threats. On an annual basis, we perform a cybersecurity risk assessment to identify and evaluate risks and potential vulnerabilities that could impact our business. Cybersecurity is also assessed as part of our compliance program. In addition, we have preventative and detective monitoring controls that include robust access controls, privileged access management, vulnerability scanning, penetration testing of our online systems and internal networks, annual employee-wide awareness education, data encryption and incident response plans. These controls help to ensure our cybersecurity program reduces the cyber risk for our environment.

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

Denny’s faces various risks associated with cybersecurity threats that could materially affect our business. In the event of a material cybersecurity incident, we are committed to promptly informing our shareholders, customers, and regulatory authorities, as required by applicable law and regulations.

We have not identified any risks from cybersecurity threats (including as a result of any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Governance

Our Senior Vice President and Chief Technology Officer leads our cybersecurity efforts with periodic updates that include certain metrics, data privacy, and other information technology risks, provided to the Audit and Finance Committee of our Board of Directors. Cybersecurity is a top priority for our Audit and Finance Committee.

In addition, the Company has a Compliance Committee comprised of members of management from our IT Security & Compliance, Legal and Internal Audit teams who work cross-functionally to assess and manage enterprise-wide risks, including cybersecurity. Our Senior Vice President and Chief Technology Officer leads a team of qualified individuals with decades of combined experience in cybersecurity risk management and compliance.

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

The number and location of our restaurants as of December 25, 2024 are presented below:

United States - Denny’s	Company	Franchised / Licensed	Total
Alabama	—	5	5
Alaska	—	1	1
Arizona	1	79	80
Arkansas	—	8	8
California	22	332	354
Colorado	—	18	18
Connecticut	—	5	5
Delaware	—	1	1
District of Columbia	—	2	2
Florida	9	108	117
Georgia	—	10	10
Hawaii	2	3	5
Idaho	—	7	7
Illinois	—	43	43
Indiana	—	30	30
Iowa	—	3	3
Kansas	—	4	4
Kentucky	—	10	10
Louisiana	—	6	6
Maine	—	2	2
Maryland	—	23	23
Massachusetts	1	3	4
Michigan	—	12	12
Minnesota	—	13	13
Mississippi	—	4	4
Missouri	—	26	26
Montana	—	2	2
Nebraska	—	3	3
Nevada	7	33	40
New Hampshire	2	—	2
New Jersey	—	6	6
New Mexico	—	29	29
New York	—	33	33
North Carolina	—	17	17
North Dakota	—	3	3
Ohio	—	26	26
Oklahoma	—	7	7
Oregon	—	18	18
Pennsylvania	—	33	33
Rhode Island	—	2	2
South Carolina	—	9	9
South Dakota	—	1	1
Tennessee	—	4	4
Texas	14	180	194
Utah	—	21	21
Vermont	1	—	1
Virginia	2	18	20
Washington	—	41	41
West Virginia	—	2	2
Wisconsin	—	23	23
Wyoming	—	4	4
Total Domestic - Denny’s	61	1,273	1,334

International - Denny’s	Company	Franchised / Licensed	Total
Canada	—	86	86
Costa Rica	—	3	3
Curacao N.V.	—	1	1
El Salvador	—	3	3
Guam	—	2	2
Guatemala	—	4	4
Honduras	—	7	7
Indonesia	—	2	2
Mexico	—	15	15
New Zealand	—	7	7
Philippines	—	14	14
Puerto Rico	—	15	15
United Arab Emirates	—	5	5
United Kingdom	—	1	1
Total International - Denny’s	—	165	165
Total Domestic - Denny’s	61	1,273	1,334
Total - Denny’s	61	1,438	1,499

United States - Keke’s	Company	Franchised / Licensed	Total
California	—	1	1
Colorado	—	1	1
Florida	9	52	61
Tennessee	3	—	3
Texas	2	—	2
Nevada	—	1	1
Total Domestic - Keke’s	14	55	69

Total	75	1,493	1,568

Of our total 1,568 restaurants, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	17	60	77
Leased properties	58	131	189
	75	191	266

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 38 years, including optional renewal periods.

Our corporate offices include an owned building in Spartanburg, South Carolina and leased buildings in Irving, Texas and in Orlando, Florida. The Spartanburg office is an 18-story, 187,000 square foot office building where we occupy 17 floors with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the Nasdaq Capital Market (“Nasdaq”). As of February 20, 2025, there were 51,611,066 shares of our common stock outstanding and approximately 36,000 record and beneficial holders of our common stock.

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

Though we have not historically paid cash dividends and currently do not expect to do so in the foreseeable future, we have in recent years undertaken share repurchases. On December 2, 2019, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. However, we did not repurchase any shares of our common stock during the quarter ended December 25, 2024.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five fiscal years ended December 25, 2024 (December 25, 2019 to December 25, 2024) against the cumulative total return of the Russell 2000® Index and a peer group, selected by us, of companies that we believe compose a representative sampling of public companies in our industry comparable to us in size and composition.We revised this peer group in 2024 to more closely reflect a representative sampling of comparative companies in our industry. As required by SEC regulations, the following graph also shows the cumulative return of the former peer group. The graph and table assume that $100 was invested on December 25, 2019 (the last day of fiscal year 2019) in each of the Company’s common stock, the Russell 2000® Index and the current and former peer groups and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
ASSUMES $100 INVESTED ON DECEMBER 25, 2019
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 25, 2024

	Russell 2000® Index (1)	Current Peer Group (2)	Former Peer Group (3)	Denny’s Corporation
December 25, 2019	$100.00	$100.00	$100.00	$100.00
December 30, 2020	$119.67	$118.14	$117.09	$69.68
December 29, 2021	$137.25	$122.99	$122.02	$77.53
December 28, 2022	$106.56	$105.20	$103.82	$44.44
December 27, 2023	$129.89	$147.36	$144.93	$53.86
December 25, 2024	$144.02	$189.83	$187.29	$28.98

(1)The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 25, 2024, the weighted average market capitalization of companies within the index was approximately $3.6 billion with the median market capitalization being approximately $1.0 billion.
(2)The current peer group consists of 13 public companies that operate in the restaurant industry. BJ’s Restaurants, Inc. (BJRI), Bloomin’ Brands, Inc. (BLMN), Brinker International, Inc. (EAT), Cracker Barrel Old Country Store, Inc. (CBRL), Dine Brands Global, Inc. (DIN), El Pollo Loco Holdings, Inc. (LOCO), Jack in the Box Inc. (JACK), Noodles & Company (NDLS), PotBelly Corporation (PBPB), Shake Shack, Inc. (SHAK), Texas Roadhouse, Inc. (TXRH), The Cheesecake Factory Incorporated (CAKE), and Wingstop Inc. (WING). Former peer group members Fiesta Group Restaurant, Inc. and Ruth’s Hospitality Group, Inc. were no longer public companies in 2024.

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

Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (24% of total restaurants), Texas (13%) and Florida (8%). At December 25, 2024, the Denny’s brand consisted of 1,499 franchised, licensed and company restaurants. Of this amount, 1,438 of Denny’s restaurants were franchised or licensed, representing 96% of the total restaurants, and 61 were company restaurants.

We acquired Keke's on July 20, 2022. Total revenues at Keke’s for the year ended December 25, 2024 represented less than 10% of total consolidated revenues, therefore, the Keke’s operating segment is included in Other for segment reporting purposes. Our Keke’s operating segment includes the results of all company and franchised Keke’s restaurants. As of December 25, 2024, the Keke’s brand consisted of 69 franchised and company restaurants in six states with principal concentration in Florida (88% of total restaurants). Of this amount, 55 Keke’s restaurants were franchised, representing 80% of total Keke’s restaurants, and 14 were company restaurants.

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

Costs of company restaurant sales are exposed to volatility in two main areas: payroll and benefit costs and product costs. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability. Packaging costs (included as a component of product costs) and delivery fees (included as a component of other operating expenses) also fluctuate with changes in delivery and off-premises sales.

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2024, 2023 and 2022 each included 52 weeks of operations. Our next 53-week year will be fiscal 2025.

Factors Impacting Comparability

For 2024, 2023 and 2022, the following items impacted the comparability of our results:

•Company restaurant sales increased from $199.8 million in 2022 to $215.5 million in 2023, primarily due to the acquisition of Keke’s in 2022, and decreased to $211.8 million in 2024, primarily due to a decrease in same-restaurant sales in 2024.

•Royalty income, which is included as a component of franchise and license revenue, increased from $113.9 million in 2022 to $120.1 million in 2023, primarily due to the acquisition of Keke’s in 2022, and decreased to $118.7 million in 2024, primarily due to a decrease in Denny’s equivalent units and same-restaurant sales in 2024.

•Initial and other fees, which is included as a component of franchise and license revenue, decreased from $28.3 million in 2022 to $13.9 million in 2023 and $8.7 million in 2024. This decrease was the result of completion in 2023 of the kitchen modernization program that began in early 2022. We billed our franchisees and recognized revenue when the related equipment was installed with a like amount recorded as a component of other direct costs.

•Occupancy revenues, included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Additionally, as leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. Occupancy revenue has decreased from $38.6 million in 2022 to $35.9 million in 2023 and $33.2 million in 2024 primarily as a result of lease expirations. At the end of 2024, we had 191 franchised restaurants that were leased or subleased from Denny’s, compared to 214 at the end of 2022.

•We closed 89, 57 and 66 restaurants in 2024, 2023 and 2022, respectively. As a result of our recently announced plan to strategically accelerate the closure of lower volume restaurants, we expect to close between 70 and 90 restaurants in 2025.

Information discussed in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Denny’s brand unless otherwise noted.

Statements of Income

	Fiscal Year Ended
	December 25, 2024		December 27, 2023		December 28, 2022
	(Dollars in thousands)
Revenue:
Company restaurant sales	$211,781	46.8%	$215,532	46.5%	$199,753	43.8%
Franchise and license revenue	240,553	53.2%	248,390	53.5%	256,676	56.2%
Total operating revenue	452,334	100.0%	463,922	100.0%	456,429	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a)(b):
Product costs	53,931	25.5%	55,789	25.9%	53,617	26.8%
Payroll and benefits	80,605	38.1%	80,666	37.4%	76,412	38.3%
Occupancy	18,129	8.6%	16,809	7.8%	15,154	7.6%
Other operating expenses	37,079	17.5%	34,335	15.9%	34,275	17.2%
Total costs of company restaurant sales, excluding depreciation and amortization	189,744	89.6%	187,599	87.0%	179,458	89.8%
Costs of franchise and license revenue (a)	120,226	50.0%	122,452	49.3%	135,327	52.7%
General and administrative expenses	80,197	17.7%	77,770	16.8%	67,173	14.7%
Depreciation and amortization	14,857	3.3%	14,385	3.1%	14,862	3.3%
Goodwill impairment charges	20	0.0%	6,363	1.4%	—	—%
Operating (gains), losses and other charges, net	1,974	0.4%	2,530	0.5%	(1,005)	(0.2)%
Total operating costs and expenses, net	407,018	90.0%	411,099	88.6%	395,815	86.7%
Operating income	45,316	10.0%	52,823	11.4%	60,614	13.3%
Interest expense, net	17,974	4.0%	17,597	3.8%	13,769	3.0%
Other nonoperating (income) expense, net	(1,907)	(0.4)%	8,288	1.8%	(52,585)	(11.5)%
Net income before income taxes	29,249	6.5%	26,938	5.8%	99,430	21.8%
Provision for income taxes	7,678	1.7%	6,993	1.5%	24,718	5.4%
Net income	$21,571	4.8%	$19,945	4.3%	$74,712	16.4%
(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.
(b)Certain reclassifications have been made in the 2023 presentation to conform to the 2024 presentation. These reclassifications did not affect total revenues or net income.

Statistical Data

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(Dollars in thousands)
Denny’s
Company average unit sales	$3,086	$3,073	$2,985
Franchise average unit sales	$1,875	$1,843	$1,729
Company equivalent units (a)	62	65	65
Franchise equivalent units (a)	1,478	1,522	1,561
Company same-restaurant sales increase vs. prior year (b)(c)	(1.5)%	2.7%	10.4%
Domestic franchised same-restaurant sales increase vs. prior year (b)(c)	(0.1)%	3.6%	6.0%

Keke’s (d)
Company average unit sales	$1,728	$1,796	$772
Franchise average unit sales	$1,829	$1,828	$802
Company equivalent units (a)	11	8	4
Franchise equivalent units (a)	50	48	20
Company same-restaurant sales decrease (b)	(2.7)%	(1.1)%	N/A
Franchise same-restaurant sales decrease (b)	(1.6)%	(4.4)%	N/A

(a)Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.
(b)Same-restaurant sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open the same period in the prior year. While we do not record franchise and licensed sales as revenue in our consolidated financial statements, we believe domestic franchised same-restaurant sales information is useful to investors in understanding our financial performance, as our sales-based royalties are calculated based on a percentage of franchise sales. Accordingly, domestic franchised same-restaurant sales should be considered as a supplement to, not a substitute for, our results as reported under GAAP.
(c)Prior year amounts have not been restated for 2024 comparable restaurants.
(d)Effective July 20, 2022, the Company acquired Keke’s. As a result, data presented for the year ended December 28, 2022 only represent post-acquisition results.

Unit Activity

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
Denny’s
Company restaurants, beginning of period	65	66	65
Units acquired from franchisees	—	—	1
Units sold to franchisees	(3)	—	—
Units closed	(1)	(1)	—
End of period	61	65	66

Franchised and licensed restaurants, beginning of period	1,508	1,536	1,575
Units opened	14	28	28
Units purchased from Company	3	—	—
Units acquired by Company	—	—	(1)
Units closed	(87)	(56)	(66)
End of period	1,438	1,508	1,536
Total restaurants, end of period	1,499	1,573	1,602

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
Keke’s
Company restaurants, beginning of period	8	8	—
Units opened	7	—	—
Units acquired	—	—	8
Units sold to franchisees	(1)	—	—
End of period	14	8	8

Franchised and licensed restaurants, beginning of period	50	46	—
Units opened	5	4	2
Units purchased from Company	1	—	—
Units acquired	—	—	44
Units closed	(1)	—	—
End of period	55	50	46
Total restaurants, end of period	69	58	54

Company Restaurant Operations

Company restaurant sales for 2024 decreased $3.8 million, or 1.7%, primarily driven by a 1.5% decrease in Denny’s company same-restaurant sales and three less Denny’s equivalent units. The decrease in company restaurant sales was partially offset by three additional Keke’s equivalent units. Company restaurant sales for 2023 increased $15.8 million, or 7.9%, primarily driven by a 2.7% increase in Denny’s company same-restaurant sales and the operation of Keke’s for a full year in 2023. The increase in Denny’s company same-restaurant sales primarily resulted from price increases to partially offset inflationary pressures. Company restaurant sales from Keke’s increased $8.2 million in 2023.

Total costs of company restaurant sales as a percentage of company restaurant sales were 89.6% in 2024, 87.0% in 2023 and 89.8% in 2022 consisting of the following:

Product costs as a percentage of company restaurant sales were 25.5% in 2024, 25.9% in 2023 and 26.8% in 2022. For 2024 and 2023, the decreases as a percentage of sales were primarily due to increased pricing to offset a portion of higher commodity costs.

Payroll and benefits as a percentage of company restaurant sales were 38.1% in 2024, 37.4% in 2023 and 38.3% in 2022. The 2024 increase as a percentage of sales was primarily due to a 0.2 percentage point increase in group insurance costs, 0.2 percentage point increase in management labor, 0.1 percentage point increase in incentive compensation and a 0.1 percentage point increase in payroll taxes and fringe benefits. The 2023 decrease as a percentage of sales was primarily due to a 0.4 percentage point decrease in team labor costs, 0.5 percentage point decrease in incentive compensation and a 0.2 percentage point decrease in payroll taxes and fringe benefits. Team labor costs decreased due to the leveraging effect of higher sales and efficiency gains. The 2023 decrease was partially offset by a 0.5 percentage point increase in workers’ compensation costs.

Occupancy costs as a percentage of company restaurant sales were 8.6% in 2024, 7.8% in 2023 and 7.6% in 2022. The 2024 increase as a percentage of sales was primarily due to a 0.4 percentage point increase in rent and property taxes related to new restaurants and a 0.4 percentage point increase in general liability insurance costs resulting from negative claims development in the current year. The 2023 increase as a percentage of sales was primarily due to an increase in rent and property taxes.

Other operating expenses consisted of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 25, 2024		December 27, 2023		December 28, 2022
	(Dollars in thousands)
Utilities	$6,954	3.3%	$7,848	3.6%	$7,273	3.6%
Repairs and maintenance	4,023	1.9%	3,661	1.7%	3,874	1.9%
Marketing	7,850	3.7%	5,603	2.6%	5,294	2.7%
Legal settlements	1,700	0.8%	2,302	1.1%	4,224	2.1%
Pre-opening costs	1,548	0.7%	288	0.1%	—	—%
Other direct costs	15,004	7.1%	14,633	6.8%	13,610	6.8%
Other operating expenses	$37,079	17.5%	$34,335	15.9%	$34,275	17.2%

For 2024, the increase in other operating expenses was primarily due to increased marketing and increased pre-opening costs. For 2023, the increase in other operating expenses was primarily due to increased marketing and other direct costs, partially offset by decreased legal settlement costs related to unfavorable developments in certain claims during the prior year.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 25, 2024		December 27, 2023		December 28, 2022
	(Dollars in thousands)
Royalties	$118,705	49.3%	$120,131	48.4%	$113,891	44.4%
Advertising revenue	79,973	33.2%	78,494	31.6%	75,926	29.6%
Initial and other fees	8,711	3.6%	13,882	5.6%	28,262	11.0%
Occupancy revenue	33,164	13.8%	35,883	14.4%	38,597	15.0%
Franchise and license revenue	$240,553	100.0%	$248,390	100.0%	$256,676	100.0%

Advertising costs	$79,973	33.2%	$78,494	31.6%	$75,926	29.6%
Occupancy costs	20,539	8.5%	22,160	8.9%	24,090	9.4%
Other direct costs	19,714	8.2%	21,798	8.8%	35,311	13.8%
Costs of franchise and license revenue	$120,226	50.0%	$122,452	49.3%	$135,327	52.7%

Royalties decreased by $1.4 million, or 1.2%, in 2024 primarily resulting from a decrease of 44 Denny’s equivalent units, partially offset by an increase of two Keke’s equivalent units. In 2023, royalties increased by $6.2 million, or 5.5%, primarily resulting from a 3.6% increase in Denny’s domestic franchise same-restaurant sales as compared to the prior year. Royalties from Keke’s franchise restaurants increased $3.0 million as a result of operating for a full year in 2023. The 2023 increase was partially offset by a decrease of 39 Denny’s franchise equivalent units. The average domestic contractual royalty rate was 4.40%, 4.42% and 4.39% for 2024, 2023 and 2022, respectively.

Advertising revenue increased $1.5 million, or 1.9%, in 2024 primarily resulting from a $1.6 million increase in local advertising co-op contributions, partially offset by the impact from a 0.1% decrease in domestic franchise same-restaurant sales and a decrease of 44 Denny’s equivalent units. Advertising revenue increased $2.6 million, or 3.4%, in 2023 primarily resulting from the increase in Denny’s domestic franchise same-restaurant sales. The increase also includes $0.6 million collected from Keke’s franchised restaurants. The 2023 increase was partially offset by a decrease of 39 Denny’s franchise equivalent units.

Initial and other fees decreased $5.2 million, or 37.2%, in 2024 primarily resulting from a $4.0 million decrease in revenue from the sale of equipment to franchisees, as our kitchen modernization program was completed in 2023. Initial and other fees decreased $14.4 million, or 50.9%, in 2023 primarily resulting from a decrease in revenue from the sale of equipment to franchisees, as our kitchen modernization program was completed in 2023.

Occupancy revenue decreased $2.7 million, or 7.6%, in 2024 and $2.7 million, or 7.0%, in 2023 primarily due to lease terminations.

Costs of franchise and license revenue decreased $2.2 million, or 1.8%, in 2024. Advertising costs increased $1.5 million, or 1.9%, which corresponds to the related advertising revenue increases noted above. Occupancy costs decreased $1.6 million, or 7.3%, in 2024, primarily related to lease terminations. Other direct costs decreased $2.1 million, or 9.6%, primarily due to the completion of our kitchen modernization program at franchise restaurants as mentioned above. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 50.0% for 2024 from 49.3% in 2023.

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

General and administrative expenses consisted of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Corporate administrative expenses	$62,347	$60,339	$52,115
Share-based compensation	10,678	8,880	11,400
Incentive compensation	5,459	6,640	5,811
Deferred compensation valuation adjustments	1,713	1,911	(2,153)
Total general and administrative expenses	$80,197	$77,770	$67,173

Total general and administrative expenses increased by $2.4 million, or 3.1%, in 2024 and increased by $10.6 million, or 15.8%, in 2023.

Corporate administrative expenses increased by $2.0 million in 2024 and increased by $8.2 million in 2023. The 2024 increase was primarily due to compensation increases and software subscription costs. The 2023 increase was primarily due to compensation increases and administrative costs related to Keke’s.

Share-based compensation increased by $1.8 million in 2024 and decreased by $2.5 million in 2023. The 2024 increase was primarily due to our performance against plan metrics and prior year forfeitures. The 2023 decrease was primarily due to forfeitures and our performance against plan metrics. Incentive compensation decreased by $1.2 million in 2024 and increased by $0.8 million in 2023. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Depreciation of property and equipment	$11,260	$10,720	$11,118
Amortization of finance right-of-use assets	1,349	1,451	1,704
Amortization of intangible and other assets	2,248	2,214	2,040
Total depreciation and amortization expense	$14,857	$14,385	$14,862

The increase in total depreciation and amortization expense during 2024 was primarily related to new Keke’s units. The 2023 decrease was primarily due to certain assets becoming fully depreciated.

Goodwill impairment charges were less than $0.1 million in 2024 related to assets eventually sold by Denny’s. We performed an annual impairment test of goodwill and other intangible assets with indefinite lives as of December 27, 2023 and determined that a portion of the goodwill related to Keke’s was impaired. As a result, we recorded $6.4 million of goodwill impairment charges in 2023. See Note 6.

Operating (gains), losses and other charges, net consisted of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Gains on sales of assets and other, net	$(137)	$(2,220)	$(3,378)
Impairment charges (1)	792	2,214	963
Restructuring and exit costs	1,319	2,536	1,410
Operating (gains), losses and other charges, net	$1,974	$2,530	$(1,005)

(1) Impairment charges include impairments related to property, operating lease right-of-use assets, finance lease right-of-use assets, franchise agreements, and reacquired franchise rights.

Gains on sales of assets and other, net for 2024, 2023, and 2022 were primarily related to the sales of real estate and restaurants.

Impairment charges of $0.8 million, $2.2 million and $1.0 million for 2024, 2023 and 2022, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming and closed restaurants.

Restructuring charges and exit costs consisted of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Exit costs	$307	$190	$86
Severance and other restructuring charges	1,012	2,346	1,324
Total restructuring and exit costs	$1,319	$2,536	$1,410

Total restructuring and exit costs for 2024, 2023 and 2022 primarily consisted of severance costs.

Operating income was $45.3 million in 2024, $52.8 million in 2023 and $60.6 million in 2022.

Interest expense, net consisted of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Interest on credit facilities	$20,124	$18,929	$8,478
Interest on interest rate swaps	(5,916)	(5,028)	1,310
Interest on finance lease liabilities	1,990	2,139	2,350
Letters of credit and other fees	619	738	1,053
Interest income	(241)	(171)	(87)
Total cash interest	16,576	16,607	13,104
Amortization of deferred financing costs	636	635	634
Amortization of interest rate swap losses	760	353	29
Interest accretion on other liabilities	2	2	2
Total interest expense, net	$17,974	$17,597	$13,769

Interest expense, net increased during 2024 and 2023 primarily due to increased average borrowings and higher average interest rates, partially offset by receipts from our interest rate swaps.

Other nonoperating expense (income), net was income of $1.9 million, expense of $8.3 million and income of $52.6 million for 2024, 2023 and 2022, respectively. Nonoperating income for 2024 includes $1.7 million of gains on deferred compensation investments. Nonoperating expense for 2023 includes $10.6 million of losses related to valuation adjustments for dedesignated interest rate hedges, partially offset by gains of $2.1 million on deferred compensation plan investments. Nonoperating income for 2022 includes $55.0 million of gains related to dedesignated interest rate swap valuation adjustments, partially offset by losses of $2.2 million on deferred compensation plan investments. For additional details related to the interest rate swaps, see Note 10 to our consolidated financial statements.

The provision for income taxes was $7.7 million for 2024, $7.0 million for 2023 and $24.7 million for 2022. The effective tax rate was 26.3% for 2024, 26.0% for 2023 and 24.9% for 2022.

For 2024, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits. The 2024 rate was also impacted by $1.8 million of disallowed compensation deductions.

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

Net income was $21.6 million for 2024, $19.9 million for 2023 and $74.7 million for 2022.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, acquisitions and capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Net cash provided by operating activities	$29,487	$72,125	$39,452
Net cash used in investing activities	(26,673)	(7,564)	(86,596)
Net cash (used in) provided by financing activities	(6,009)	(63,191)	20,043
Increase (decrease) in cash and cash equivalents	$(3,195)	$1,370	$(27,101)

Net cash flows provided by operating activities were $29.5 million for the year ended December 25, 2024 compared to net cash flows provided by operating activities of $72.1 million for the year ended December 27, 2023. The decrease in cash flows provided by operating activities was primarily due to decreases in operating income, accounts payable, and other accrued liabilities. Net cash flows provided by operating activities were $72.1 million for the year ended December 27, 2023 compared to net cash flows provided by operating activities of $39.5 million for the year ended December 28, 2022. The increase in cash flows provided by operating activities was primarily due to the timing of inventory purchases, receivables collections, and accrual payments related to our franchise kitchen equipment project during 2022 and 2023. We believe that our estimated cash flows from operations for 2025, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $26.7 million for the year ended December 25, 2024. These cash flows included capital expenditures of $28.6 million and investment purchases of $1.5 million, partially offset by net proceeds from the sale of real estate and restaurants for $1.4 million and net investment proceeds of $1.8 million. Net cash flows used in investing activities were $7.6 million for the year ended December 27, 2023. These cash flows included capital expenditures of $10.0 million, investment purchases of $1.3 million, and a real estate acquisition of $1.2 million, partially offset by net proceeds from the sale of three parcels of real estate for $3.2 million and net investment proceeds of $1.9 million. Net cash flows used in investing activities were $86.6 million for the year ended December 28, 2022. These cash flows included $82.5 million for the acquisition of Keke’s and capital expenditures of $11.8 million, partially offset by proceeds from the sale of real estate and other assets of $4.1 million and the collection of a real estate acquisition deposit of $3.6 million.
Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Facilities	$7,471	$4,378	$4,596
New construction	14,970	3,782	91
Remodeling	3,420	394	3,846
Information technology	1,700	827	2,638
Other	1,008	597	673
Capital expenditures (excluding acquisitions)	$28,569	$9,978	$11,844

Cash flows used in financing activities were $6.0 million for the year ended December 25, 2024, which included cash payments for stock repurchases of $11.7 million and payments of tax withholding on share-based compensation of $1.9 million, partially offset by net debt borrowings of $4.4 million and net bank overdrafts of $3.2 million. Cash flows used in financing activities were $63.2 million for the year ended December 27, 2023, which included cash payments for stock repurchases of $52.1 million, net debt payments of $7.8 million and payments of tax withholding on share-based compensation of $3.0 million. Cash flows provided by financing activities were $20.0 million for the year ended December 28, 2022, which included net debt borrowings of $89.5 million, partially offset by cash payments for stock repurchases of $65.0 million and payments of tax withholding on share-based compensation of $4.8 million.
Our working capital deficit was $55.6 million at December 25, 2024 compared with $59.3 million at December 27, 2023, primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in current assets. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash and cash equivalent basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also contains certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of December 25, 2024, our consolidated leverage ratio was 3.85 times and our consolidated fixed charge coverage ratio was 2.18 times. We were in compliance with all financial covenants as of December 25, 2024, and we expect to remain in compliance throughout 2025.

As of December 25, 2024, we had outstanding revolver loans of $261.3 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $122.6 million as of December 25, 2024 under the credit facility.

As of December 25, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.98% and 7.41% as of December 25, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.01% and 5.04% as of December 25, 2024 and December 27, 2023, respectively.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the forecasted cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Technology Transformation Initiatives

The Company has committed to investing approximately $4 million toward a new cloud-based restaurant technology platform in domestic franchise restaurants, which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is in progress and is expected to continue through 2026.

Contractual Obligations

Our future contractual obligations and commitments at December 25, 2024 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt (a)	$261,300	$—	$261,300	$—	$—
Finance lease obligations (b)(c)	22,211	3,077	5,624	3,704	9,806
Operating lease obligations (b)	179,876	23,243	44,442	37,433	74,758
Interest obligations (c)	23,004	13,724	9,280	—	—
Defined benefit plan obligations (d)	590	105	185	184	116
Purchase obligations (e)	195,923	195,923	—	—	—
Unrecognized tax benefits (f)	458	—	—	—	—
Total	$683,362	$236,072	$320,831	$41,321	$84,680

(a)Refer to Note 10 to our consolidated financial statements for a further discussion of our long-term debt and timing of expected payments.
(b)Refer to Note 9 to our consolidated financial statements for a further discussion of our lease obligations and timing of expected payments.
(c)Interest obligations represent payments related to our long-term debt outstanding at December 25, 2024. For long-term debt with variable rates, we have used the rate applicable at December 25, 2024 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps that are designated as cash flow hedges for the applicable periods. The finance lease obligation amounts above are inclusive of interest.
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

Total workers’ compensation, general, product and automobile insurance liabilities were $9.3 million and $9.7 million at December 25, 2024 and December 27, 2023, respectively.

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

Impairment charges of $0.8 million, $2.2 million and $1.0 million for the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively, primarily related to assets held for sale and resulting from our assessments of underperforming restaurants and closed restaurants.

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

We performed an annual impairment test as of December 25, 2024 and determined that the fair value of the reporting units substantially exceeded their respective carrying values. No impairment charges related to goodwill or other intangible assets with indefinite lives were recorded. For the year ended December 27, 2023, we recorded goodwill impairment charges related to Keke’s of $6.4 million. No impairment charges related to goodwill were recorded for the year ended December 28, 2022. The fair value of the reporting unit's goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margins, discount rate and the selection of market multiples used to evaluate the fair value of the reporting unit. In 2023, for example, if the discount rate increased by 0.5%, the impairment would have increased by approximately $1.5 million. Although we believe our estimate of fair value is reasonable, the reporting unit's future financial performance is dependent on our ability to execute our business plan and to successfully implement certain strategic actions which we expect will improve our long-term operating margin and cash flows. We cannot guarantee that we will not record a material impairment charge in the future. At December 25, 2024 and December 27, 2023, the carrying value of Keke’s goodwill totaled approximately $28.9 million and $28.4 million, respectively.

See Note 2, Note 6 and Note 8 to our consolidated financial statements for further discussion of our policies regarding impairment of goodwill.

Recent Accounting Pronouncements

See the “Accounting Standards to be Adopted” section of Note 2 to our consolidated financial statements for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 25, 2024, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 25, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$618	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,087	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$68,000	(1)	$19,136	3.09%
Total			$238,000		$20,841

(1)     The notional amounts of the swaps entered into on February 15, 2018 will increase by $120 million on March 31, 2025 when the swaps entered into on March 20, 2015 expire and will increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of December 25, 2024, our swaps effectively increase our ratio of fixed rate debt from 4% of total debt to 91% of total debt. Based on the levels of borrowings under the credit facility as of December 25, 2024, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 25, 2024, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, including changes in the fair value, refer to Notes 8, 10 and 17 to our consolidated financial statements.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, that are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties, impacts on animals, including avian flu, tariffs and uncertainty regarding future tariffs, and other factors that are outside our control and which are generally unpredictable.

Changes in commodity prices affect us and our competitors, generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. However, these arrangements can be impacted in extreme situations.

In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or managing the menu. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or manage the menu in response to commodity price increases, we believe that, in most cases, the impact of commodity price risk is not significant. However, extreme situations and competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins and impact the profitability of our franchisees.

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

Based on their assessment as of December 25, 2024, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2024.

The effectiveness of our internal control over financial reporting as of December 25, 2024 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Denny’s Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Denny's Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2024 and December 27, 2023, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 25, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Charlotte, North Carolina
February 24, 2025

Item 9B.     Other Information

During the quarter ended December 25, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership,” “Election of Directors,” “Executive Compensation,” “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation’s 2025 Annual Meeting of Stockholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Information about our Executive Officers.”

Our Amended and Restated Insider Trading Policy governs transactions in our securities by our directors, officers and employees and is designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of our Amended and Restated Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 25, 2024 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,264,089	(1)	$—	894,301	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,264,089		$—	894,301

(1)Includes maximum shares issuable in connection with our outstanding performance share awards and restricted stock units awards.

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

3.2	Amended and Restated By-laws of Denny’s Corporation, effective as of February 5, 2025.

*4.1	Description of Common Stock of Denny’s Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 25, 2019).

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

+*10.12
Form of 2024 Long-Term Incentive Program Restricted Share Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2024).

+*10.13
Form of 2024 Long-Term Incentive Program Performance Share Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2024).

+*10.14
Summary of Non-Employee Director Compensation as of May 19, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 30, 2021).

19.1	Denny’s Corporation Amended and Restated Insider Trading Policy (as of August 28, 2024).

21.1	Subsidiaries of Denny’s Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*97.1
Denny’s Corporation Dodd-Frank Clawback Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report of Form 10-K of Denny’s Corporation for the year ended December 27, 2023).

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Denny's Corporation and subsidiaries (the Company) as of December 25, 2024 and December 27, 2023, the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 25, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2024 and December 27, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2024, based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of assumptions underlying self-insurance liabilities

As discussed in Note 2 to the consolidated financial statements, the Company’s self-insurance liabilities related to workers’ compensation, general, product and automobile insurance as of December 25, 2024 were $9.3 million. The liabilities represent estimated incurred losses. These estimates include assumptions regarding frequency and severity of claims as well as changes in the Company’s business environment, medical costs and the regulatory environment that could impact the overall self-insurance costs.

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

Charlotte, North Carolina
February 24, 2025

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 25, 2024	December 27, 2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,698	$4,893
Investments	1,106	1,281
Receivables, net	24,433	21,391
Inventories	1,747	2,175
Assets held for sale	381	1,455
Prepaid and other current assets	10,628	12,855
Total current assets	39,993	44,050
Property, net of accumulated depreciation of $159,588 and $159,879, respectively	111,417	93,494
Financing lease right-of-use assets, net of accumulated amortization of $6,783 and $8,220, respectively	6,200	6,098
Operating lease right-of-use assets, net	124,738	116,795
Goodwill	66,357	65,908
Intangible assets, net	91,739	93,428
Deferred financing costs, net	1,066	1,702
Other noncurrent assets	54,764	43,343
Total assets	$496,274	$464,818

Liabilities
Current liabilities:
Current finance lease liabilities	$1,284	$1,383
Current operating lease liabilities	15,487	14,779
Accounts payable	19,985	24,070
Other current liabilities	58,842	63,068
Total current liabilities	95,598	103,300
Long-term liabilities:
Long-term debt	261,300	255,500
Noncurrent finance lease liabilities	9,284	9,150
Noncurrent operating lease liabilities	120,841	114,451
Liability for insurance claims, less current portion	5,866	6,929
Deferred income taxes, net	9,964	6,582
Other noncurrent liabilities	27,446	31,592
Total long-term liabilities	434,701	424,204
Total liabilities	530,299	527,504

Commitments and contingencies (Note 18)

Shareholders’ deficit
Common stock $0.01 par value; shares authorized - 135,000; December 25, 2024: 51,329 shares issued and outstanding; December 27, 2023: 52,906 shares issued and 52,239 shares outstanding	513	529
Paid-in capital	—	6,688
Deficit	(2,499)	(21,784)
Accumulated other comprehensive loss, net	(32,039)	(41,659)
Treasury stock, at cost, 0 and 667 shares, respectively	—	(6,460)
Total shareholders’ deficit	(34,025)	(62,686)
Total liabilities and shareholders’ deficit	$496,274	$464,818

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$211,781	$215,532	$199,753
Franchise and license revenue	240,553	248,390	256,676
Total operating revenue	452,334	463,922	456,429
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	53,931	55,789	53,617
Payroll and benefits	80,605	80,666	76,412
Occupancy	18,129	16,809	15,154
Other operating expenses	37,079	34,335	34,275
Total costs of company restaurant sales, excluding depreciation and amortization	189,744	187,599	179,458
Costs of franchise and license revenue	120,226	122,452	135,327
General and administrative expenses	80,197	77,770	67,173
Depreciation and amortization	14,857	14,385	14,862
Goodwill impairment charges	20	6,363	—
Operating (gains), losses and other charges, net	1,974	2,530	(1,005)
Total operating costs and expenses, net	407,018	411,099	395,815
Operating income	45,316	52,823	60,614
Interest expense, net	17,974	17,597	13,769
Other nonoperating (income) expense, net	(1,907)	8,288	(52,585)
Net income before income taxes	29,249	26,938	99,430
Provision for income taxes	7,678	6,993	24,718
Net income	$21,571	$19,945	$74,712

Net income per share - basic	$0.41	$0.36	$1.23
Net income per share - diluted	$0.41	$0.35	$1.23

Basic weighted average shares outstanding	52,499	55,984	60,771
Diluted weighted average shares outstanding	52,614	56,196	60,879

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Net income	$21,571	$19,945	$74,712
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $44, $(151) and $113, respectively	128	218	345
Changes in the fair value of cash flow derivatives, net of tax of $4,523, $1,927 and $3,214, respectively	13,346	4,335	10,405
Reclassification of cash flow derivatives to interest expense, net of tax of $(1,494), $(1,247) and $309, respectively	(4,422)	(3,781)	1,001
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net of tax of $192, $87 and $7, respectively	568	266	22
Other comprehensive income	9,620	1,038	11,773
Total comprehensive income	$31,191	$20,983	$86,485

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 29, 2021	64,200	$642	(1,990)	$(30,592)	$135,596	$(116,441)	$(54,470)	$(65,265)
Net income	—	—	—	—	—	74,712	—	74,712
Other comprehensive income	—	—	—	—	—	—	11,773	11,773
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	6,548	—	—	6,548
Purchase of treasury stock	—	—	(6,280)	(64,884)	—	—	—	(64,884)
Issuance of common stock for share-based compensation	798	8	—	—	(8)	—	—	—
Balance, December 28, 2022	64,998	$650	(8,270)	$(95,476)	$142,136	$(41,729)	$(42,697)	$(37,116)
Net income	—	—	—	—	—	19,945	—	19,945
Other comprehensive income	—	—	—	—	—	—	1,038	1,038
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	5,546	—	—	5,546
Purchase of treasury stock, including excise tax	—	—	(5,202)	(52,099)	—	—	—	(52,099)
Retirement of treasury stock	(12,805)	(128)	12,805	141,115	(140,987)	—	—	—
Issuance of common stock for share-based compensation	713	7	—	—	(7)	—	—	—
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	21,571	—	21,571
Other comprehensive income	—	—	—	—	—	—	9,620	9,620
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	8,701	—	—	8,701
Purchase of treasury stock, including excise tax	—	—	(1,349)	(11,231)	—	—	—	(11,231)
Retirement of treasury stock	(2,016)	(20)	2,016	17,691	(15,385)	(2,286)	—	—
Issuance of common stock for share-based compensation	439	4	—	—	(4)	—	—	—
Balance, December 25, 2024	51,329	$513	—	$—	$—	$(2,499)	$(32,039)	$(34,025)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$21,571	$19,945	$74,712
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,857	14,385	14,862
Goodwill impairment charges	20	6,363	—
Operating (gains), losses and other charges, net	1,974	2,530	(1,005)
Losses (gains) and amortization on interest rate swap derivatives, net	760	10,959	(54,989)
Amortization of deferred financing costs	636	635	634
(Gains) losses on investments	(100)	(85)	305
Losses (gains) on early termination of debt and leases	24	17	(37)
Deferred income tax (benefit) expense	(267)	(1,703)	14,732
Increase of tax valuation allowance	464	205	546
Share-based compensation expense	10,678	8,880	11,400
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	(3,287)	3,904	(5,892)
Inventories	428	3,362	(460)
Prepaids and other current assets	2,226	(325)	(1,138)
Other assets	(483)	(2,509)	(2,129)
Operating lease assets and liabilities	(596)	(628)	(696)
Accounts payable	(9,506)	4,032	3,918
Other accrued liabilities	(5,094)	3,356	(8,798)
Other noncurrent liabilities	(4,818)	(1,198)	(6,513)
Net cash flows provided by operating activities	29,487	72,125	39,452
Cash flows from investing activities:
Capital expenditures	(28,569)	(9,978)	(11,844)
Acquisitions of restaurant and real estate	—	(1,227)	(750)
Acquisition of Keke’s Breakfast Cafe	—	—	(82,500)
Collection of real estate acquisition deposit	—	—	3,624
Initial operating lease direct costs	—	(400)	—
Proceeds from sales of real estate, restaurants and other assets	1,375	3,211	4,144
Investment purchases	(1,500)	(1,300)	(1,200)
Proceeds from sale of investments	1,775	1,850	1,700
Collections on notes receivable	576	573	246
Issuance of notes receivable	(330)	(293)	(16)
Net cash flows used in investing activities	(26,673)	(7,564)	(86,596)
Cash flows from financing activities:
Revolver borrowings	115,200	148,300	175,325
Revolver payments	(109,400)	(154,300)	(83,825)
Long-term debt payments	(1,411)	(1,786)	(2,020)
Tax withholding on share-based payments	(1,893)	(3,007)	(4,781)
Purchase of treasury stock	(11,721)	(52,079)	(64,975)
Net bank overdrafts	3,216	(319)	319
Net cash flows (used in) provided by financing activities	(6,009)	(63,191)	20,043
Increase (decrease) in cash and cash equivalents	(3,195)	1,370	(27,101)
Cash and cash equivalents at beginning of period	4,893	3,523	30,624
Cash and cash equivalents at end of period	$1,698	$4,893	$3,523

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or the Company, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. As of December 25, 2024, the Company consisted of 1,568 restaurants, 1,493 of which were franchised/licensed restaurants and 75 of which were company operated. The Company consists of the Denny’s brand (“Denny’s”) and the Keke’s Breakfast Café brand (“Keke’s”). Keke’s was acquired on July 20, 2022. See Note 3 for details.

At December 25, 2024, the Denny’s brand consisted of 1,499 restaurants, 1,438 of which were franchised or licensed restaurants and 61 of which were company operated. Denny’s restaurants are operated in 50 states, the District of Columbia, two U.S. territories and 12 foreign countries with principal concentrations in California (24% of total restaurants), Texas (13%) and Florida (8%).
At December 25, 2024, the Keke's brand consisted of 69 restaurants, 55 of which were franchised restaurants and 14 of which were company operated. Keke’s restaurants are operated in six states with principal concentration in Florida (88% of total restaurants).

Certain reclassifications have been made in the 2023 consolidated financial statements to conform to the 2024 presentation. These reclassifications did not affect total revenues or net income.

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2024, 2023 and 2022 each included 52 weeks of operations. Our next 53-week year will be fiscal 2025.

Cash and Cash Equivalents. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.1 million at December 25, 2024 and December 27, 2023, respectively.

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

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy and from our acquisition of Keke’s in 2022. We also record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurant operations to franchisees, goodwill is decremented. We test goodwill for impairment at each fiscal year end and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows, a significant adverse decline in our stock price, significantly adverse legal developments or a significant change in the business climate.

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

Marketable Securities. Marketable securities included in investments consist of available for sale equity instruments and are recorded at fair market value in our Consolidated Balance Sheets. The aggregate cost and fair value of these marketable securities was $1.1 million and $1.1 million, respectively, at December 25, 2024 and $1.2 million and $1.3 million, respectively, at December 27, 2023. Unrealized gains (losses) included in fair value were gains of less than $0.1 million, gains of $0.1 million and losses of $0.2 million at December 25, 2024, December 27, 2023 and December 28, 2022, respectively.

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

The realized and unrealized holding gains and losses related to marketable securities are recorded in other nonoperating income with an offsetting amount recorded in general and administrative expenses related to deferred compensation plan liabilities. During 2024, 2023 and 2022, we incurred a net gain of $1.7 million, a net gain of $2.1 million and a net loss of $2.2 million, respectively, related to marketable securities.

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

Total workers’ compensation, general, product and automobile insurance liabilities were $9.3 million and $9.7 million at December 25, 2024 and December 27, 2023, respectively.

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

The exercise of lease renewal options is at our sole discretion, except in certain sublease situations in which we have determined that it is reasonably certain that one or more options will be exercised, including where the exercise of a sublease option compels us to exercise the renewal option of the underlying master lease. Renewal option periods are included in the measurement of the lease ROU asset and lease liability where the exercise is reasonably certain to occur.

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

Under franchise agreements we provide franchisees with a license of our respective brands’ symbolic intellectual property, administration of advertising programs (including local co-operatives), and other ongoing support functions. These services are highly interrelated, so we do not consider them to be individually distinct performance obligations, and therefore account for them as a single performance obligation.

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

With the exception of initial and other franchise fees, revenues are typically billed and collected on a weekly basis. Our ten largest franchisees accounted for 38%, 38% and 37% of our franchise revenues for 2024, 2023 and 2022, respectively.

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

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired and other advertising costs as incurred. Advertising costs for company restaurants are recorded as a component of other operating expenses in our Consolidated Statements of Income and were $7.9 million, $5.6 million and $5.3 million for 2024, 2023 and 2022, respectively. Advertising costs related to franchised restaurants are recorded as a component of franchise and license costs and were $80.0 million, $78.5 million and $75.9 million in 2024, 2023 and 2022, respectively. Under our franchise agreements, advertising contributions received from franchisees must be spent on marketing and related activities. As the Company is contractually required to spend these contributions on advertising costs, the obligations are accrued and advertising costs expensed when the related revenues are recognized.

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

Discontinued Operations. We evaluate restaurant closures and assets reclassified to assets held for sale for potential disclosure as discontinued operations. Only disposals resulting in a strategic shift that will have a major effect on our operations and financial results are reported as discontinued operations. There have been no such disposals, nor any disposals of individually significant components. The gains and losses related to restaurant closures and assets reclassified to assets held for sale are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Gains and Losses on Sales of Restaurant Operations to Franchisees, Real Estate and Other Assets. Generally, gains and losses on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains and losses are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (our fiscal 2024) and interim periods beginning after December 15, 2024 (our fiscal 2025). The Company adopted ASU 2023-07 during the year ended December 25, 2024. The adoption of this guidance did not have a material effect on our consolidated financial statements. See Note 20 for further detail.

Additional new accounting guidance became effective for us as of December 25, 2024 that we reviewed and concluded was either not applicable to our operations or had no material effect on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)”. The new guidance requires disaggregation of certain relevant expenses included in the consolidated statements of income. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 (our fiscal 2027) and interim periods beginning after December 15, 2027 (our fiscal 2028). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

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

Results of operations starting from the date of acquisition of Keke's have been included in our consolidated financial statements for the year ended December 28, 2022. The Keke's acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information for the year ended December 28, 2022 related to the acquisition is not included herein.

Note 4.     Receivables

Receivables, net consisted of the following:

	December 25, 2024	December 27, 2023
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$15,798	$14,092
Notes and loan receivables from franchisees	490	584
Vendor receivables	3,632	4,059
Credit card receivables	1,815	995
Other	3,140	1,862
Allowance for doubtful accounts	(442)	(201)
Total receivables, net	$24,433	$21,391

During 2024, we recorded credit losses of $0.2 million, and during 2023 and 2022, we recorded reversals of credit losses of $0.1 million, respectively, based on actual and expected losses on franchise-related receivables.

Note 5.     Property

Property, net consisted of the following:

	December 25, 2024	December 27, 2023
	(In thousands)
Land	$43,196	$43,577
Buildings and leasehold improvements	182,560	169,005
Other property and equipment	45,249	40,791
Total property	271,005	253,373
Less accumulated depreciation	159,588	159,879
Property, net	$111,417	$93,494

The following table reflects the property assets, included in the table above, and buildings with finance leases which were leased to franchisees:

	December 25, 2024	December 27, 2023
	(In thousands)
Land	$23,166	$23,825
Buildings and leasehold improvements	63,338	66,763
Total property owned, leased to franchisees	86,504	90,588
Less accumulated depreciation	55,699	58,006
Property owned, leased to franchisees, net	30,805	32,582
Buildings held under finance leases, leased to franchisees	5,233	5,505
Less accumulated amortization	3,024	3,218
Property held under finance leases, leased to franchisees, net	2,209	2,287
Total property leased to franchisees, net	$33,014	$34,869

Depreciation expense, including amortization of property under finance leases, for 2024, 2023 and 2022 was $12.6 million, $12.2 million and $12.8 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 6.     Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill and goodwill by segment:

	December 25, 2024	December 27, 2023
	(In thousands)
Balance, beginning of year	$65,908	$72,740
Reclassifications from (to) assets held for sale	469	(469)
Impairment charges	$(20)	$(6,363)
Balance, end of year (1)	$66,357	$65,908

Goodwill by segment
Denny’s	$37,507	$37,527
Other	28,850	28,381
Total goodwill	$66,357	$65,908

(1)	Net of accumulated impairment losses of $6.4 million.

Intangible assets consist of the following:

	December 25, 2024		December 27, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,135	6,188	9,470	5,614
Franchise agreements	10,603	1,618	10,700	935
Intangible assets, net	$99,545	$7,806	$99,977	$6,549

The weighted-average life of reacquired franchise rights is five years. The weighted-average life of franchise agreements is 13 years. The amortization expense for definite-lived intangibles and other assets for 2024, 2023 and 2022 was $2.2 million, $2.2 million and $2.0 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2025	$1,442
2026	1,274
2027	1,235
2028	1,085
2029	1,017

We performed an annual impairment test as of December 25, 2024 and determined that the fair value of the reporting units substantially exceeded their respective carrying values. No impairment charges related to goodwill or other intangible assets with indefinite lives were recorded. However, we recorded $0.1 million of impairment related to reacquired franchise rights and $0.1 million of impairment related to franchise agreements during the year ended December 25, 2024. See Note 14.

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

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 25, 2024	December 27, 2023
	(In thousands)
Accrued payroll	$15,434	$16,400
Accrued insurance, primarily current portion of liability for insurance claims	4,494	3,758
Accrued taxes	4,432	4,699
Accrued advertising	11,785	10,664
Gift cards	8,382	7,838
Accrued legal settlements	4,114	7,488
Accrued interest	4,368	4,530
Other	5,833	7,691
Other current liabilities	$58,842	$63,068

Note 8.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and (liabilities) measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of December 25, 2024:
Deferred compensation plan investments (1)	$10,400	$10,400	$—	$—
Interest rate swaps (2)	20,841	—	20,841	—
Investments (3)	1,106	—	1,106	—
Total	$32,347	$10,400	$21,947	$—

Fair value measurements as of December 27, 2023:
Deferred compensation plan investments (1)	$12,225	$12,225	$—	$—
Interest rate swaps (2)	8,888	—	8,888	—
Investments (3)	1,281	—	1,281	—
Total	$22,394	$12,225	$10,169	$—

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

Those assets and (liabilities) measured at fair value on a nonrecurring basis are summarized below:

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

Assets that are measured at fair value on a non-recurring basis include property, operating right-of-use assets, finance right-of-use assets, goodwill and reacquired franchise rights. During the year ended December 25, 2024 and December 27, 2023, we recognized impairment charges of $0.8 million and $8.6 million, respectively, related to certain of these assets. See Note 6 and Note 14.

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

The components of lease costs were as follows:

		Fiscal Year Ended
	Classification	December 25, 2024	December 27, 2023	December 28, 2022
		(In thousands)
Lease costs
Finance lease costs:
Amortization of right-of-use assets	Depreciation and amortization	$1,350	$1,451	$1,704
Interest on lease liabilities	Interest expense, net	1,990	2,139	2,350
Operating lease costs:
Operating lease costs	Occupancy	8,828	8,584	7,624
Operating lease costs	Costs of franchise and license revenue	12,702	14,022	15,541
Operating lease costs	General and administrative expenses	739	629	564
Operating lease costs	Other operating expenses	459	257	—
Operating lease costs	Restructuring charges and exit costs	125	175	201
Variable lease costs:
Variable lease costs	Occupancy	4,716	4,789	3,988
Variable lease costs	Costs of franchise and license revenue	5,979	6,232	6,596
Variable lease costs	General and administrative expenses	333	271	255
Variable lease costs	Other operating expenses	6	14	—
Variable lease costs	Restructuring charges and exit costs	65	46	34
Sublease income:
Sublease income	Franchise and license revenue	(22,817)	(24,966)	(27,445)
Sublease income	Restructuring charges and exit costs	(192)	(166)	(229)
Total lease costs		$14,283	$13,477	$11,183

Lease terms and discount rates were as follows:

	December 25, 2024	December 27, 2023
Weighted-average remaining lease term (in years):
Finance leases	8.7	8.0
Operating leases	9.0	8.8
Weighted-average discount rate:
Finance leases	21.4%	23.1%
Operating leases	6.1%	6.0%

The components of lease income were as follows:

		Fiscal Year Ended
	Classification	December 25, 2024	December 27, 2023	December 28, 2022
		(In thousands)
Lease income
Operating lease income	Franchise and license revenue	$24,269	$26,353	$28,473
Operating lease income	Restructuring charges and exit costs	130	119	183
Operating lease income	General and administrative expenses	71	118	140
Variable lease income	Franchise and license revenue	8,895	9,530	10,124
Variable lease income	Restructuring charges and exit costs	61	47	46
Total lease income		$33,426	$36,167	$38,966

Cash and supplemental noncash amounts were as follows:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,990	$2,139	$2,350
Operating cash flows from operating leases	$23,055	$24,310	$24,626
Financing cash flows from finance leases	$1,411	$1,786	$2,020
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,783	$1,071	$537
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$25,283	$7,047	$16,040
(1)     Right-of-use assets obtained in 2022 includes $7.9 million from the acquisition of Keke’s. See Note 3.

Maturities of lease liabilities and receipts as of December 25, 2024 were as follows:

	Lease Liabilities		Lease Receipts
	Finance	Operating	Operating
	(In thousands)
2025	$3,077	$23,243	$23,271
2026	2,985	23,114	22,962
2027	2,639	21,328	21,413
2028	1,953	19,479	19,691
2029	1,751	17,954	19,034
Thereafter	9,806	74,758	96,131
Total undiscounted cash flows	22,211	179,876	$202,502
Less: interest	11,643	43,548
Present value of lease liabilities	10,568	136,328
Less: current lease liabilities	1,284	15,487
Long-term lease liabilities	$9,284	$120,841

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 25, 2024	December 27, 2023
	(In thousands)
Revolving loans	$261,300	$255,500
Finance lease obligations	10,568	10,533
Total long-term debt	271,868	266,033
Less current maturities of finance lease obligations	1,284	1,383
Noncurrent portion of long-term debt	$270,584	$264,650

There are no scheduled maturities of our revolving loans due in 2025. The $261.3 million of revolving loans are due August 26, 2026.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also contains certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of December 25, 2024, our consolidated leverage ratio was 3.85 times and our consolidated fixed charge coverage ratio was 2.18 times. We were in compliance with all financial covenants as of December 25, 2024, and we expect to remain in compliance throughout 2025.

As of December 25, 2024, we had outstanding revolver loans of $261.3 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $122.6 million as of December 25, 2024 under the credit facility.

As of December 25, 2024, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.98% and 7.41% as of December 25, 2024 and December 27, 2023, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.01% and 5.04% as of December 25, 2024 and December 27, 2023, respectively.

Interest Rate Hedges

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of December 25, 2024 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$618	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$1,087	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$68,000	(1)	$19,136	3.09%
Total			$238,000		$20,841

(1)     The notional amounts of the swaps entered into on February 15, 2018 will increase by $120 million on March 31, 2025 when the swaps entered into on March 20, 2015 expire and will increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

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

As of December 25, 2024, the fair value of swaps designated as cash flow hedges was an asset of $20.8 million and was recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 17 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps. During the year ended December 25, 2024, we reclassified $5.9 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify approximately $4.5 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next twelve months.

For the periods prior to their designation as cash flow hedges, changes in the fair value of the 2018 Swaps were recorded as a component of other nonoperating expense (income), net in our Consolidated Statements of Income. For the year ended December 27, 2023, we recorded expense of $10.6 million, and for the year ended December 28, 2022, we recorded income of $55.0 million, respectively, as a component of other nonoperating (income) expense, net related to the 2018 Swaps resulting from changes in fair value.

Amortization of Certain Amounts Included In Accumulated Other Comprehensive Loss, Net

At December 25, 2024, we had a total of $63.4 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap. We reclassified unrealized losses of $0.8 million, $0.4 million, and less than $0.1 million to interest expense, net related to the 2018 Swaps, for the years ended December 25, 2024, December 27, 2023, and December 28, 2022, respectively. We expect to amortize approximately $3.1 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next twelve months.

Note 11.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Company restaurant sales	$211,781	$215,532	$199,753
Franchise and license revenue:
Royalties	118,705	120,131	113,891
Advertising revenue	79,973	78,494	75,926
Initial and other fees	8,711	13,882	28,262
Occupancy revenue	33,164	35,883	38,597
Franchise and license revenue	240,553	248,390	256,676
Total operating revenue	$452,334	$463,922	$456,429

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 27, 2023	$19,150
Fees received from franchisees	1,080
Revenue recognized, net (1)	(3,262)
Balance, December 25, 2024	16,968
Less current portion included in other current liabilities	2,073
Deferred franchise revenue included in other noncurrent liabilities	$14,895

(1) Of this amount $2.8 million was included in the deferred franchise revenue balance as of December 27, 2023.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 27, 2023	$6,608
Franchisee deferred costs	1,417
Contract asset amortization	(1,319)
Balance, December 25, 2024	6,706
Less current portion included in other current assets	976
Contract assets included in other noncurrent assets	$5,730
The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.7 million, $4.8 million and $19.3 million of revenue related to the sale of equipment to franchisees during the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively. As of December 25, 2024, we had $0.2 million in inventory and $0.4 million in receivables related to the purchased equipment. As of December 27, 2023, we had $0.6 million in inventory and $0.3 million in receivables related to the purchased equipment.

As of December 25, 2024, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
2025	$1,097
2026	1,072
2027	1,041
2028	917
2029	813
Thereafter	5,322
Deferred franchise revenue, net	$10,262

Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to customers. The balance of deferred gift card liabilities as of December 25, 2024 and December 27, 2023 was $8.4 million and $7.8 million, respectively. During the year ended December 25, 2024, we recognized revenue of $0.6 million from gift card redemptions at company restaurants.

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

We made total contributions of $2.0 million, $1.8 million and $1.7 million for 2024, 2023 and 2022, respectively, under these plans.

Defined Benefit Plans

Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. The following table provides a reconciliation of the changes in the benefit obligations, plan assets, and funded status of our defined benefit plans:

	December 25, 2024	December 27, 2023
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,078	$1,606
Interest cost	31	53
Actuarial gain	(83)	(29)
Benefits paid	(106)	(131)
Settlements	(430)	(421)
Benefit obligation at end of year	$490	$1,078
Accumulated benefit obligation	$490	$1,078
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	536	552
Benefits paid	(106)	(131)
Settlements	(430)	(421)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(490)	$(1,078)
Amounts recognized on the balance sheet:
Other current liabilities	$(105)	$(582)
Other noncurrent liabilities	(385)	(496)
Net amount recognized	$(490)	$(1,078)
Amounts in accumulated other comprehensive loss not yet reflected in net period benefit cost:
Unamortized actuarial losses, net	$(277)	$(449)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss, net:
Benefit obligation actuarial gain (loss)	$83	$(98)
Amortization of net loss	63	56
Settlement loss recognized	26	35
Plan closure loss	—	74
Other comprehensive income	$172	$67

The components of net periodic benefit cost, which are included in general and administrative expenses in our Consolidated Statements of Income, were as follows:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Interest cost	$31	$53	$36
Amortization of net loss	63	56	123
Settlement loss recognized	26	35	74
Plan experience gain	—	(53)	—
Net periodic benefit cost	$120	$91	$233

Assumptions

The discount rates used to determine the benefit obligations as of December 25, 2024 and December 27, 2023 were 5.08% and 4.93%, respectively. The discount rates used to determine net period pension costs for 2024, 2023 and 2022 were 4.93%, 5.26% and 1.99%, respectively.

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

Contributions and Expected Future Benefit Payments

We made contributions of $0.5 million and $0.6 million to our defined benefit plans during the years ended December 25, 2024 and December 27, 2023, respectively. We expect to contribute $0.1 million to our defined benefit plans during 2025.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2030 through 2034 are as follows:

Defined Benefit Plans
(In thousands)
2025	$105
2026	107
2027	78
2028	67
2029	117
2030 though 2034	116

Note 13.     Share-Based Compensation

Share-Based Compensation Plans

The Denny’s Corporation 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 25, 2024, there were 0.9 million shares available for grant under the 2021 Omnibus Plan.

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Employee share awards	$9,792	$7,991	$10,470
Restricted stock units for board members	886	889	930
Total share-based compensation	$10,678	$8,880	$11,400

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were $2.8 million, $2.3 million and $2.9 million during the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively.

Employee Share Awards

Employee share awards consist of performance share units (“PSUs”) and restricted stock units ("RSUs") (which are equity classified). The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the employee share awards activity during the year ended December 25, 2024:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,990	$15.90
Granted	1,432	$12.55
Converted	(524)	$17.57
Performance shares adjustment	(478)	$18.35
Forfeited	(307)	$13.59
Outstanding, end of year	2,113	$13.00
Convertible, end of year	461	$11.76

During the year ended December 25, 2024, we granted certain employees 0.6 million performance share units ("PSUs") with a weighted average grant date fair value of $15.48 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three year fiscal period beginning December 28, 2023 and ending December 30, 2026. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentage will be applied to the vested units (from 0% to 200% of the target award).

We also granted certain employees 0.8 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $10.13 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 28, 2023 and ending December 30, 2026. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

For 2024, 2023 and 2022, the weighted average grant date fair value of awards granted was $12.55, $13.43 and $16.22, respectively.

The following table presents the weighted-average assumptions used in the Monte Carlo simulations to determine the fair value of PSU awards at the grant date, along with the related weighted-average grant date fair value of PSU awards:

	December 25, 2024	December 27, 2023	December 28, 2022
Risk-free interest rate	4.14%	3.75%	1.96%
Expected term (in years)	3.0	3.0	2.8
Expected volatility	39.2%	69.7%	66.0%
Expected dividend yield	0.0%	0.0%	0.0%
Grant date fair value per unit	$15.48	$18.39	$21.05

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

We made payments of $0.3 million, $0.1 million and $0.4 million during 2024, 2023 and 2022, respectively, related to converted performance and restricted share units. Payments relate to the payment of payroll taxes. The fair value of units converted was $5.7 million, $8.6 million and $13.8 million during 2024, 2023 and 2022, respectively. As of December 25, 2024, we had $13.9 million of unrecognized compensation cost related to unvested employee share awards, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the year ended December 25, 2024, we granted 0.1 million RSUs (which are equity classified) with a weighted average grant date fair value of $8.09 per unit to non-employee members of our Board of Directors. The RSUs vest after a one-year service period. A director may elect to convert these awards into shares of common stock on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the year ended December 25, 2024, 0.1 million restricted stock units were converted into shares of common stock.

There were 0.7 million RSUs outstanding as of December 25, 2024 and December 27, 2023, respectively. As of December 25, 2024, we had $0.4 million of unrecognized compensation cost related to all unvested RSU awards outstanding, which is expected to be recognized over a weighted average of 0.4 years.

Note 14.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consists of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Gains on sales of assets and other, net	$(137)	$(2,220)	$(3,378)
Impairment charges (1)	792	2,214	963
Restructuring charges and exit costs	1,319	2,536	1,410
Operating (gains), losses and other charges, net	$1,974	$2,530	$(1,005)

(1)	Impairment charges include impairments related to property, operating lease right-of-use assets, finance lease right-of-use assets, franchise agreements, and reacquired franchise rights.

Gains on sales of assets and other, net for the years ended December 25, 2024, December 27, 2023, and December 28, 2022, were primarily related to the sales of restaurants and real estate.

We recorded impairment charges of $0.8 million for the year ended December 25, 2024 primarily related to assets held for sale and resulting from our assessments of underperforming and closed units. The $0.8 million included $0.6 million related to property, $0.1 million related to reacquired franchise rights, and $0.1 million related to a franchise agreement. We recorded impairment charges of $2.2 million for the year ended December 27, 2023 primarily resulting from underperforming units. The $2.2 million included $1.3 million related to property and $0.9 million related to operating lease right-of-use assets, less than $0.1 million related to finance lease right-of-use assets, and less than $0.1 million related to reacquired franchise rights. We recorded impairment charges of $1.0 million for the year ended December 28, 2022 primarily resulting from underperforming units. The $1.0 million included $0.6 million related to property, $0.3 million related to operating lease right-of-use assets, and less than $0.1 million related to finance lease right-of-use assets.

Restructuring charges and exit costs consists of the following:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Exit costs	$307	$190	$86
Severance and other restructuring charges	1,012	2,346	1,324
Total restructuring charges and exit costs	$1,319	$2,536	$1,410

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets. See Note 9.

Severance and other restructuring charges primarily consist of severance costs for the years ended December 25, 2024, December 27, 2023, and December 28, 2022. As of December 25, 2024 and December 27, 2023, we had accrued severance and other restructuring charges of $0.3 million and $1.4 million, respectively. The balance as of December 25, 2024 is expected to be paid during the next 12 months.

Note 15.     Income Taxes

The provisions for (benefits from) income taxes were as follows:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Current:
Federal	$4,925	$4,649	$6,128
State and local	1,078	2,409	2,160
Foreign	1,478	1,433	1,152
Deferred:
Federal	(1,079)	(1,876)	11,043
State and local	812	173	3,689
Increase (decrease) of valuation allowance	464	205	546
Total provision for income taxes	$7,678	$6,993	$24,718

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 25, 2024	December 27, 2023	December 28, 2022
Statutory provision rate	21%	21%	21%
State and local taxes, net of federal income tax benefit	7	6	5
Foreign taxes	5	5	1
Change in state valuation allowance	2	1	—
General business credits generated	(6)	(5)	(1)
Foreign tax credits generated	(5)	(5)	(1)
Section 162(m) and share-based compensation	6	7	—
Insurance premiums	(2)	(2)	—
Other	(2)	(2)	—
Effective tax rate	26%	26%	25%

For 2024, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, partially offset by the generation of employment and foreign tax credits. The 2024 rate was also impacted by $1.8 million of disallowed compensation deductions.

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

	December 25, 2024	December 27, 2023
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$2,398	$2,536
Finance lease liabilities	1,102	1,119
Operating lease liabilities	34,468	30,445
Accrued exit costs	—	5
Pension, other retirement and compensation plans	5,922	7,127
Deferred income	3,868	4,617
Other accruals	1,824	478
General business and foreign tax credit carryforwards - state and federal	3,612	3,472
Net operating loss carryforwards - state	534	848
Total deferred tax assets before valuation allowance	53,728	50,647
Less: valuation allowance	(3,407)	(2,943)
Total deferred tax assets	50,321	47,704
Deferred tax liabilities:
Intangible assets	(16,140)	(15,044)
Contract assets	(1,212)	(1,460)
Deferred finance costs	—	(181)
Operating lease right-of-use assets	(31,544)	(27,307)
Fixed assets	(6,135)	(8,074)
Interest rate swaps	(5,254)	(2,220)
Total deferred tax liabilities	(60,285)	(54,286)
Net deferred tax liabilities	$(9,964)	$(6,582)

The Company’s state net operating loss tax asset of $0.5 million includes $0.3 million related to Louisiana, Pennsylvania, Tennessee and South Carolina.
Of the $3.4 million valuation allowance, $0.2 million relates to Pennsylvania and South Carolina net operating loss carryforwards, $1.1 million relates to California enterprise zone credits and $2.1 million relates to foreign tax credit carryforwards, all of which may never be utilized, prior to their expiration.
It is more likely than not that we will be able to utilize all of our existing temporary differences and most of our remaining state tax net operating losses and state credit tax carryforwards, net of existing valuation allowance, prior to their expiration.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 25, 2024	December 27, 2023
	(In thousands)
Balance, beginning of year	$445	$869
Increase (decrease) related to prior year tax positions	13	(424)
Balance, end of year	$458	$445

There was less than $0.1 million of interest expense for the year ended December 25, 2024 and no interest expense for the year ended December 27, 2023 associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. We remain subject to examination for U.S. federal taxes from 2021 onward, and in the following major state jurisdictions: California (2019 onward), Florida (2021 onward) and Texas (2020 onward).

Note 16. Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands, except per share amounts)
Net income	$21,571	$19,945	$74,712

Weighted average shares outstanding - basic	52,499	55,984	60,771
Effect of dilutive share-based compensation awards	115	212	108
Weighted average shares outstanding - diluted	52,614	56,196	60,879

Net income per share - basic	$0.41	$0.36	$1.23
Net income per share - diluted	$0.41	$0.35	$1.23

Anti-dilutive share-based compensation awards	713	726	709

Note 17.     Shareholders’ Equity

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

The following table summarizes share repurchase activity:

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Amount repurchased (1)	$11,231	$52,099	$64,884
Total number of shares repurchased	1,349	5,202	6,280

(1) Amount repurchased includes excise taxes of $0.1 million and $0.4 million for the years ended December 25, 2024 and December 27, 2023, respectively.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Deficit.

Retirement of Treasury Stock

In the fourth quarter of fiscal 2024, the Board of Directors approved the retirement of 2.0 million shares of treasury stock at a weighted average share price of $8.78, including excise taxes. As of the year ended December 25, 2024, no shares remained in treasury.

In the fourth quarter of fiscal 2023, the Board of Directors approved the retirement of 12.8 million shares of treasury stock at a weighted average share price of $11.02, including excise taxes. As of the year ended December 27, 2023, 0.7 million shares remained in treasury.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 29, 2021	$(900)	$(53,570)	$(54,470)
Benefit obligation actuarial gain	261	—	261
Amortization of net loss (1)	123	—	123
Settlement loss recognized	74	—	74
Changes in the fair value of cash flow derivatives	—	13,619	13,619
Reclassification of cash flow derivatives to interest expense, net (2)	—	1,310	1,310
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	29	29
Income tax expense	(113)	(3,530)	(3,643)
Balance as of December 28, 2022	$(555)	$(42,142)	$(42,697)
Benefit obligation actuarial loss	(98)	—	(98)
Amortization of net loss (1)	56	—	56
Settlement loss recognized	35	—	35
Plan closure loss	74	—	74
Changes in the fair value of cash flow derivatives	—	6,262	6,262
Reclassification of cash flow derivatives to interest expense, net (2)	—	(5,028)	(5,028)
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	353	353
Income tax benefit (expense)	151	(767)	(616)
Balance as of December 27, 2023	$(337)	$(41,322)	$(41,659)
Benefit obligation actuarial gain	83	—	83
Amortization of net loss (1)	63	—	63
Settlement loss recognized	26	—	26
Changes in the fair value of cash flow derivatives	—	17,869	17,869
Reclassification of cash flow derivatives to interest expense, net (2)	—	(5,916)	(5,916)
Amortization of unrealized losses related to dedesignated derivatives to interest expense, net	—	760	760
Income tax expense	(44)	(3,221)	(3,265)
Balance as of December 25, 2024	$(209)	$(31,830)	$(32,039)

(1)    Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 12 for additional details.
(2)    Amounts reclassified from accumulated other comprehensive loss into income represent payments made to (received from) the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense, net in our Consolidated Statements of Income. We expect to receive payments from the counterparty and reclassify $4.5 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

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
Purchase Obligations

We have commitments related to company and franchised restaurants under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 25, 2024 consist of the following:

(In thousands)
Less than 1 year	$195,923
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$195,923

For agreements with cancellation provisions, the amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 25, 2024	December 27, 2023	December 28, 2022
	(In thousands)
Income taxes paid, net	$6,178	$9,195	$9,296
Interest paid	$16,978	$13,390	$12,939

Noncash investing and financing activities:
Receipt of real estate receivable	$—	$—	$3,000
Accrued purchase of property	$2,961	$756	$283
Issuance of common stock, pursuant to share-based compensation plans	$3,830	$5,638	$9,547
Execution of finance leases	$1,783	$1,071	$537
Treasury stock payable	$—	$109	$542
Treasury stock excise tax payable	$73	$454	$—

Note 20. Segment Information

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

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following four items: general and administrative expenses, depreciation and amortization, goodwill impairment charges, and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes goodwill impairment charges and operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance and a more relevant comparison to prior period results. The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. Restaurant-level operating margin is used by our CODM to evaluate restaurant-level operating efficiency and performance and make key operating decisions.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Fiscal Year Ended December 25, 2024
	Denny’s	Other	Total
Revenues	(In thousands)
Company restaurant sales	$193,572	$18,209	$211,781
Franchise and license revenue:
Royalties	113,804	4,901	118,705
Advertising revenue	78,192	1,781	79,973
Initial and other fees	8,351	360	8,711
Occupancy revenue	33,075	89	33,164
Total franchise and license revenue	233,422	7,131	240,553
Total operating revenue	426,994	25,340	452,334
Costs and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	48,976	4,955	53,931
Payroll and benefits	72,828	7,777	80,605
Occupancy costs	15,680	2,449	18,129
Other operating expenses:
Utilities	6,404	550	6,954
Repairs and maintenance	3,806	217	4,023
Marketing	7,098	752	7,850
Legal settlements	1,670	30	1,700
Pre-opening costs	—	1,548	1,548
Other direct costs	13,267	1,737	15,004
Total costs of company restaurant sales, excluding depreciation and amortization	169,729	20,015	189,744
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	78,192	1,781	79,973
Occupancy costs	20,451	88	20,539
Other direct costs	18,675	1,039	19,714
Total costs of franchise and license revenue, excluding depreciation and amortization	117,318	2,908	120,226
Total restaurant-level operating margin	$139,947	$2,417	$142,364
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			$80,197
Depreciation and amortization			14,857
Goodwill impairment charges			20
Operating (gains), losses and other charges, net			1,974
Total other operating expenses			97,048
Operating income			45,316
Interest expense, net			17,974
Other nonoperating income, net			(1,907)
Net income before income taxes			29,249
Provision for income taxes			7,678
Net income			$21,571

	Fiscal Year Ended December 27, 2023
	Denny’s	Other	Total
Revenues	(In thousands)
Company restaurant sales	$201,175	$14,357	$215,532
Franchise and license revenue:
Royalties	115,004	5,127	120,131
Advertising revenue	77,932	562	78,494
Initial and other fees	13,112	770	13,882
Occupancy revenue	35,883	—	35,883
Total franchise and license revenue	241,931	6,459	248,390
Total operating revenue	443,106	20,816	463,922
Costs and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	51,939	3,850	55,789
Payroll and benefits	75,407	5,259	80,666
Occupancy costs	14,875	1,934	16,809
Other operating expenses:
Utilities	7,418	430	7,848
Repairs and maintenance	3,486	175	3,661
Marketing	5,524	79	5,603
Legal settlements	2,302	—	2,302
Pre-opening costs	—	288	288
Other direct costs	13,452	1,181	14,633
Total costs of company restaurant sales, excluding depreciation and amortization	174,403	13,196	187,599
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	77,932	562	78,494
Occupancy costs	22,160	—	22,160
Other direct costs	21,778	20	21,798
Total costs of franchise and license revenue, excluding depreciation and amortization	121,870	582	122,452
Total restaurant-level operating margin	$146,833	$7,038	$153,871
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			$77,770
Depreciation and amortization			14,385
Goodwill impairment charges			6,363
Operating (gains), losses and other charges, net			2,530
Total other operating expenses			101,048
Operating income			52,823
Interest expense, net			17,597
Other nonoperating expense, net			8,288
Net income before income taxes			26,938
Provision for income taxes			6,993
Net income			$19,945

	Fiscal Year Ended December 28, 2022
	Denny’s	Other	Total
Revenues	(In thousands)
Company restaurant sales	$193,576	$6,177	$199,753
Franchise and license revenue:
Royalties	111,718	2,173	113,891
Advertising revenue	75,926	—	75,926
Initial and other fees	27,870	392	28,262
Occupancy revenue	38,597	—	38,597
Total franchise and license revenue	254,111	2,565	256,676
Total operating revenue	447,687	8,742	456,429
Costs and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	51,705	1,912	53,617
Payroll and benefits	74,157	2,255	76,412
Occupancy costs	14,310	844	15,154
Other operating expenses
Utilities	7,075	198	7,273
Repairs and maintenance	3,803	71	3,874
Marketing	5,294	—	5,294
Legal settlements	4,224	—	4,224
Other direct costs	13,243	367	13,610
Total costs of company restaurant sales, excluding depreciation and amortization	173,811	5,647	179,458
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	75,926	—	75,926
Occupancy costs	24,090	—	24,090
Other direct costs	35,305	6	35,311
Total costs of franchise and license revenue, excluding depreciation and amortization	135,321	6	135,327
Total restaurant-level operating margin	$138,555	$3,089	$141,644
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			$67,173
Depreciation and amortization			14,862
Operating (gains), losses and other charges, net			(1,005)
Total other operating expenses			81,030
Operating income			60,614
Interest expense, net			13,769
Other nonoperating expense (income), net			(52,585)
Net income before income taxes			99,430
Provision for income taxes			24,718
Net income			$74,712

	Fiscal Year Ended
	December 25, 2024	December 27, 2023
Segment assets:	(In thousands)
Denny’s	$344,986	$340,136
Other	151,288	124,682
Total assets	$496,274	$464,818

Note 21. Subsequent Events

During January 2025, as part of a cost savings initiative, the Company eliminated approximately 40 positions and announced the relocation of certain support functions to our support center in Spartanburg, South Carolina. As a result, the Company expects to record between $3.0 million and $3.5 million in severance and other restructuring charges during the quarter ending March 26, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2025

DENNY’S CORPORATION

BY:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelli F. Valade	Chief Executive Officer and Director	February 24, 2025
(Kelli F. Valade)	(Principal Executive Officer)

/s/ Robert P. Verostek	Executive Vice President and Chief Financial Officer	February 24, 2025
(Robert P. Verostek)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 24, 2025
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 24, 2025
(Brenda J. Lauderback)

/s/ Bernadette S. Aulestia	Director	February 24, 2025
(Bernadette S. Aulestia)

/s/ Olu Beck	Director	February 24, 2025
(Olu Beck)

/s/ Gregg R. Dedrick	Director	February 24, 2025
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 24, 2025
(José M. Gutiérrez)

/s/ John C. Miller	Director	February 24, 2025
(John C. Miller)

/s/ Mark R. Vondrasek	Director	February 24, 2025
(Mark R. Vondrasek)

/s/ Laysha Ward	Director	February 24, 2025
(Laysha Ward)