Form 10-Q
period 2025-03-26
DENNY'S Corp
filed 2025-05-05
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2025
or
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
Yes ☐   No  ☒

As of April 30, 2025, 51,251,066 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 26, 2025	December 25, 2024
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,039	$1,698
Investments	1,129	1,106
Receivables, net	17,197	24,433
Inventories	1,876	1,747
Assets held for sale	210	381
Prepaid and other current assets	10,383	10,628
Total current assets	31,834	39,993
Property, net of accumulated depreciation of $161,729 and $159,588, respectively	114,918	111,417
Finance lease right-of-use assets, net of accumulated amortization of $6,599 and $6,783, respectively	5,874	6,200
Operating lease right-of-use assets, net	126,834	124,738
Goodwill	66,357	66,357
Intangible assets, net	89,394	91,739
Deferred financing costs, net	907	1,066
Other noncurrent assets	51,957	54,764
Total assets	$488,075	$496,274
Liabilities
Current liabilities:
Current finance lease liabilities	$1,253	$1,284
Current operating lease liabilities	16,177	15,487
Accounts payable	16,731	19,985
Other current liabilities	52,145	58,842
Total current liabilities	86,306	95,598
Long-term liabilities:
Long-term debt	266,000	261,300
Noncurrent finance lease liabilities	8,960	9,284
Noncurrent operating lease liabilities	123,056	120,841
Liability for insurance claims, less current portion	5,926	5,866
Deferred income taxes, net	7,683	9,964
Other noncurrent liabilities	26,564	27,446
Total long-term liabilities	438,189	434,701
Total liabilities	524,495	530,299
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; March 26, 2025: 51,649 shares issued and 51,431 outstanding; December 25, 2024: 51,329 shares issued and outstanding	$516	$513
Paid-in capital	1,566	—
Deficit	(2,173)	(2,499)
Accumulated other comprehensive loss, net	(35,348)	(32,039)
Treasury stock, at cost, 218 and 0 shares, respectively	(981)	—
Total shareholders' deficit	(36,420)	(34,025)
Total liabilities and shareholders' deficit	$488,075	$496,274

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$53,900	$52,342
Franchise and license revenue	57,737	57,632
Total operating revenue	111,637	109,974
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	14,211	13,311
Payroll and benefits	21,096	20,474
Occupancy	5,059	4,573
Other operating expenses	9,659	9,760
Total costs of company restaurant sales, excluding depreciation and amortization	50,025	48,118
Costs of franchise and license revenue, excluding depreciation and amortization	28,354	27,374
General and administrative expenses	20,030	21,222
Depreciation and amortization	4,107	3,581
Operating (gains), losses and other charges, net	3,911	(327)
Total operating costs and expenses, net	106,427	99,968
Operating income	5,210	10,006
Interest expense, net	4,428	4,420
Other nonoperating expense (income), net	162	(637)
Income before income taxes	620	6,223
Provision for income taxes	294	1,532
Net income	$326	$4,691

Net income per share - basic	$0.01	$0.09
Net income per share - diluted	$0.01	$0.09

Basic weighted average shares outstanding	52,324	53,068
Diluted weighted average shares outstanding	52,443	53,214

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Net income	$326	$4,691
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $3 and $6, respectively	8	10
Changes in the fair value of cash flow hedges, net of tax of $(912) and $2,423, respectively	(2,707)	7,175
Reclassification of cash flow hedges to interest expense, net of tax of $(271) and $(381), respectively	(804)	(1,127)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $65 and $36, respectively	194	106
Other comprehensive income (loss)	(3,309)	6,164
Total comprehensive income (loss)	$(2,983)	$10,855

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended March 26, 2025 and March 27, 2024
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2024	51,329	$513	—	$—	$—	$(2,499)	$(32,039)	$(34,025)
Net income	—	—	—	—	—	326	—	326
Other comprehensive loss	—	—	—	—	—	—	(3,309)	(3,309)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	1,569	—	—	1,569
Purchase of treasury stock, including excise tax	—	—	(218)	(981)	—	—	—	(981)
Issuance of common stock for share-based compensation	320	3	—	—	(3)	—	—	—
Balance, March 26, 2025	51,649	$516	(218)	$(981)	$1,566	$(2,173)	$(35,348)	$(36,420)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	4,691	—	4,691
Other comprehensive income	—	—	—	—	—	—	6,164	6,164
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	850	—	—	850
Purchase of treasury stock, including excise tax	—	—	(476)	(4,763)	—	—	—	(4,763)
Issuance of common stock for share-based compensation	356	4	—	—	(4)	—	—	—
Balance, March 27, 2024	53,262	$533	(1,143)	$(11,223)	$7,534	$(17,093)	$(35,495)	$(55,744)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$326	$4,691
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,107	3,581
Operating (gains), losses and other charges, net	3,911	(327)
Amortization on interest rate swaps, net	259	141
Amortization of deferred financing costs	159	159
Gains on investments	(23)	(6)
(Gains) losses on early termination of debt and leases	(59)	123
Deferred income tax benefit	(1,155)	(768)
Decrease of tax valuation allowance	(8)	(26)
Share-based compensation expense	2,785	2,776
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	7,194	4,011
Inventories	(128)	102
Prepaids and other current assets	245	3,208
Other noncurrent assets	(2,209)	860
Operating lease assets and liabilities	120	(164)
Accounts payable	(356)	(11,037)
Other accrued liabilities	(9,233)	(6,408)
Other noncurrent liabilities	(920)	(701)
Net cash flows provided by operating activities	5,015	215
Cash flows from investing activities:
Capital expenditures	(9,099)	(4,905)
Proceeds from sales of real estate and other assets	1,886	986
Investment purchases	—	(1,500)
Collections on notes receivable	41	171
Issuance of notes receivable	—	(79)
Net cash flows used in investing activities	(7,172)	(5,327)
Cash flows from financing activities:
Revolver borrowings	29,900	52,200
Revolver payments	(25,200)	(46,500)
Repayments of finance leases	(309)	(370)
Tax withholding on share-based payments	(1,000)	(1,872)
Purchase of treasury stock	(952)	(4,774)
Net bank overdrafts	(941)	2,699
Net cash flows provided by financing activities	1,498	1,383
Decrease in cash and cash equivalents	(659)	(3,729)
Cash and cash equivalents at beginning of period	1,698	4,893
Cash and cash equivalents at end of period	$1,039	$1,164

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Introduction

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of March 26, 2025, the Company consisted of 1,557 restaurants, 1,475 of which were franchised/licensed restaurants and 82 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Café brand (“Keke’s”). As of March 26, 2025, the Denny's brand consisted of 1,491 restaurants, 1,430 of which were franchised/licensed restaurants and 61 of which were company operated. As of March 26, 2025, the Keke's brand consisted of 66 restaurants, 45 of which were franchised restaurants and 21 of which were company operated.

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

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended December 25, 2024 which are contained in our audited Annual Report on Form 10-K for the fiscal year ended December 25, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 31, 2025. Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective rate.

Change in Presentation

Certain reclassifications have been made in the 2024 interim consolidated financial statements and notes to conform to the 2025 presentation. These reclassifications did not affect total revenues or net income.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (our fiscal 2024) and interim periods beginning after December 15, 2024 (our fiscal 2025). The Company adopted ASU 2023-07 during the year ended December 25, 2024. The adoption of this guidance did not have a material effect on our consolidated financial statements. See Note 16 for further detail.

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

Note 3.     Receivables

Receivables consisted of the following:

	March 26, 2025	December 25, 2024
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$10,677	$15,798
Notes and loan receivables from franchisees	1,163	490
Vendor receivables	2,279	3,632
Credit card receivables	742	1,815
Other	2,828	3,140
Allowance for credit losses	(492)	(442)
Total receivables, net	$17,197	$24,433

Note 4.    Goodwill and Intangible Assets

Goodwill by segment consisted of the following:
	March 26, 2025	December 25, 2024
	(In thousands)
Denny’s	$37,507	$37,507
Other	28,850	28,850
Total goodwill	$66,357	$66,357

Intangible assets consisted of the following:

	March 26, 2025		December 25, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,135	6,385	9,135	6,188
Franchise agreements	8,216	1,379	10,603	1,618
Intangible assets, net	$97,158	$7,764	$99,545	$7,806

Amortization expense for intangible assets with definite lives totaled $0.3 million and $0.4 million for the quarters ended March 26, 2025 and March 27, 2024, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 26, 2025	December 25, 2024
	(In thousands)
Accrued payroll	$11,247	$15,434
Current portion of liability for insurance claims	4,478	4,494
Accrued taxes	4,398	4,432
Accrued advertising	9,493	11,785
Gift cards	6,860	8,382
Accrued legal settlements	4,471	4,114
Accrued interest	4,173	4,368
Other	7,025	5,833
Other current liabilities	$52,145	$58,842

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of March 26, 2025:
Deferred compensation plan investments (1)	$9,849	$9,849	$—	$—
Interest rate swaps (2)	16,146	—	16,146	—
Investments (3)	1,129	—	1,129	—
Total	$27,124	$9,849	$17,275	$—

Fair value measurements as of December 25, 2024:
Deferred compensation plan investments (1)	$10,400	$10,400	$—	$—
Interest rate swaps (2)	20,841	—	20,841	—
Investments (3)	1,106	—	1,106	—
Total	$32,347	$10,400	$21,947	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
	(In thousands)
Fair value measurements as of March 26, 2025:
Assets held and used(1)(2)	$1,546	$1,206
Franchise agreements(1)	$—	$2,010

(1)	As of March 26, 2025, impaired assets were written down to their estimated fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.
(2)	Assets held and used that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets.

During the quarter ended March 26, 2025, we recognized impairment charges of $3.2 million related to certain of these assets. See Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of March 26, 2025, our consolidated leverage ratio was 3.9 times and our consolidated fixed charge coverage ratio was 2.1 times. We were in compliance with all financial covenants as of March 26, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of March 26, 2025, we had outstanding revolver loans of $266.0 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $117.9 million as of March 26, 2025 under the credit facility.

As of March 26, 2025, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.65% and 6.98% as of March 26, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.02% and 5.01% as of March 26, 2025 and December 25, 2024, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 26, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$26	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$816	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$66,000	(1)	$15,304	3.09%
Total			$236,000		$16,146

(1)     The notional amounts of the swaps entered into on February 15, 2018 increased by $120 million on March 31, 2025 (subsequent to the end of the quarter) when the swaps entered into on March 20, 2015 expired and will increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

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

As of March 26, 2025, the fair value of the swaps designated as cash flow hedges was an asset of $16.1 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. During the quarter ended March 26, 2025, we reclassified $1.1 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $3.5 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At March 26, 2025, we had a total of $63.1 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter ended March 26, 2025, we recorded unrealized losses of $0.3 million to interest expense, net. For the quarter ended March 27, 2024, we recorded unrealized losses of $0.1 million to interest expense, net. We expect to amortize $3.8 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Company restaurant sales	$53,900	$52,342
Franchise and license revenue:
Royalties	27,837	29,306
Advertising revenue	19,073	18,138
Initial and other fees	2,874	1,816
Occupancy revenue	7,953	8,372
Franchise and license revenue	57,737	57,632
Total operating revenue	$111,637	$109,974

Franchise occupancy revenue consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Operating lease revenue	$5,986	$6,128
Variable lease revenue	1,967	2,244
Total occupancy revenue	$7,953	$8,372

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 25, 2024	$16,968
Fees received from franchisees	337
Revenue recognized (1)	(866)
Balance, March 26, 2025	16,439
Less current portion included in other current liabilities	2,001
Deferred franchise revenue included in other noncurrent liabilities	$14,438
(1)    Of this amount $0.8 million was included in the deferred franchise revenue balance as of December 25, 2024.

We record contract assets related to incentives and subsidies provided to franchisees related to new unit openings and/or equipment upgrades. These amounts will be recognized as a component of franchise and license revenue over the remaining term of the related franchise agreements.

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 25, 2024	$6,706
Franchisee deferred costs	3,285
Contract asset amortization	(322)
Balance, March 26, 2025	9,669
Less current portion included in other current assets	1,316
Contract assets included in other noncurrent assets	$8,353

The Company purchases equipment related to various programs for franchise restaurants, including kitchen and point-of-sale system equipment. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.5 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter ended March 26, 2025. We recognized $0.3 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter ended March 27, 2024. As of March 26, 2025, we had $0.2 million in inventory and $0.6 million in receivables related to the purchased equipment. As of December 25, 2024, we had $0.2 million in inventory and $0.4 million in receivables related to the purchased equipment.

As of March 26, 2025, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2025	$465
2026	875
2027	851
2028	731
2029	631
Thereafter	3,217
Deferred franchise revenue, net	$6,770
Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of March 26, 2025 and December 25, 2024 was $6.9 million and $8.4 million, respectively. During the quarter ended March 26, 2025, we recognized revenue of $0.2 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Gains on sales of assets and other, net	$(1,742)	$(620)
Impairment charges	3,216	95
Restructuring charges and exit costs	2,437	198
Operating (gains), losses and other charges, net	$3,911	$(327)

During the quarters ended March 26, 2025 and March 27, 2024, gains on sales of assets and other, net were primarily related to the sales of real estate.

As of March 26, 2025, we had recorded assets held for sale at their carrying amount of $0.2 million (consisting of property) related to one parcel of real estate. As of December 25, 2024, we had recorded assets held for sale at their carrying amount of $0.4 million (consisting of property) related to two parcels of real estate.

We recorded impairment charges of $3.2 million for the quarter ended March 26, 2025, primarily related to closed franchise restaurants and the relocation of certain support functions. The $3.2 million for the quarter included $2.0 million related to franchise agreements, $0.4 million related to property, and $0.8 million related to operating lease right-of-use assets.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Exit costs	$40	$42
Severance and other restructuring charges	2,397	156
Total restructuring charges and exit costs	$2,437	$198

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

Severance and other restructuring charges for the quarter ended March 26, 2025 primarily consisted of severance costs resulting from the elimination of approximately 40 positions as part of a cost savings initiative. As of March 26, 2025 and December 25, 2024, we had accrued severance and other restructuring charges of $1.6 million and $0.3 million, respectively. The balance as of March 26, 2025 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Employee share awards	$2,552	$2,571
Restricted stock units for board members	233	205
Total share-based compensation	$2,785	$2,776

Employee Share Awards

During the quarter ended March 26, 2025, we granted certain employees 0.9 million performance share units (“PSUs”) with a weighted average grant date fair value of $6.73 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. Half of these PSUs will be settled in cash, net of taxes (liability-classified awards) and half will be settled in shares of stock, net of shares withheld for taxes (equity-classified awards). As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 150% of the target award).

During the quarter ended March 26, 2025, we also granted certain employees 1.3 million restricted stock units ("RSUs") with a weighted average grant date fair value of $6.26 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the quarter ended March 26, 2025, we issued 0.3 million shares of common stock related to vested PSUs and RSUs. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of March 26, 2025, we had $24.1 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.2 years.

Restricted Stock Units for Board Members

As of March 26, 2025, we had $0.1 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.1 years.

Note 11.     Income Taxes

The effective income tax rate was 47.4% for the quarter ended March 26, 2025, compared 24.6% for the prior year period. The effective income tax rate for the quarter ended March 26, 2025 included discrete items relating to share-based compensation of 26.8%. We did not have similar discrete items for the quarter ended March 27, 2024.
Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands, except per share amounts)
Net income	$326	$4,691

Weighted average shares outstanding - basic	52,324	53,068
Effect of dilutive share-based compensation awards	119	146
Weighted average shares outstanding - diluted	52,443	53,214

Net income per share - basic	$0.01	$0.09
Net income per share - diluted	$0.01	$0.09

Anti-dilutive share-based compensation awards	1,317	970

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

During the quarter ended March 26, 2025, we repurchased a total of 0.2 million shares of our common stock for $1.0 million, including excise taxes. This brings the total amount repurchased under the current authorization to $161.8 million, leaving $88.2 million that can be used to repurchase our common stock under this authorization as of March 26, 2025. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2024, the Board approved the retirement of 2.0 million shares of treasury stock at a weighted average share price of $8.78, including excise taxes. As of March 26, 2025, 0.2 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 25, 2024	$(209)	$(31,830)	$(32,039)
Amortization of net loss (1)	10	—	10
Settlement loss recognized	1	—	1
Changes in the fair value of cash flow hedges	—	(3,619)	(3,619)
Reclassification of cash flow hedges to interest expense, net (2)	—	(1,075)	(1,075)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	259	259
Income tax expense related to items of other comprehensive income (loss)	(3)	1,118	1,115
Balance as of March 26, 2025	$(201)	$(35,147)	$(35,348)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the quarter ended March 26, 2025.
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

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Income taxes paid, net	$314	$355
Interest paid	$4,250	$4,006

Noncash investing and financing activities:
Accrued purchase of property	$1,004	$100
Issuance of common stock, pursuant to share-based compensation plans	$2,001	$3,793
Execution of finance leases	$72	$42
Treasury stock payable	$29	$88
Treasury stock excise tax payable	$73	$464

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

Management’s measure of segment income is restaurant-level operating margin. The Company defines restaurant-level operating margin as operating income excluding the following four items: general and administrative expenses, depreciation and amortization, goodwill impairment charges and operating (gains), losses and other charges, net. The Company excludes general and administrative expenses, which include primarily non restaurant-level costs associated with the support of company and franchised restaurants and other activities at their corporate office. The Company excludes depreciation and amortization expense, substantially all of which is related to company restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlays for the restaurants. The Company excludes goodwill impairment charges and operating (gains), losses and other charges, net, to provide a clearer perspective of its ongoing operating performance and more relevant comparison to prior period results. The Company's chief operating decision maker (“CODM”) is our Chief Executive Officer. Restaurant-level operating margin is used by our CODM to evaluate restaurant-level operating efficiency and performance and make key operating decisions.

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended March 26, 2025
	Denny's	Other	Total
Revenues	(In thousands)
Company restaurant sales	$45,706	$8,194	$53,900
Franchise and license revenue:
Royalties	$26,592	$1,245	$27,837
Advertising revenue	$18,620	$453	$19,073
Initial and other fees	$2,729	$145	$2,874
Occupancy revenue	$7,920	$33	$7,953
Total franchise and license revenue	55,861	1,876	57,737
Total operating revenue	$101,567	$10,070	$111,637
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	$11,719	$2,492	$14,211
Payroll and benefits	17,693	3,403	21,096
Occupancy costs	3,997	1,062	5,059
Other operating expenses:
Utilities	1,459	235	1,694
Repairs and maintenance	764	72	836
Marketing	1,813	215	2,028
Legal settlements	425	(20)	405
Pre-opening costs	—	709	709
Other direct costs	3,310	677	3,987
Total costs of company restaurant sales, excluding depreciation and amortization	41,180	8,845	50,025
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	18,620	453	19,073
Occupancy costs	4,900	33	4,933
Other direct costs	3,940	408	4,348
Total costs of franchise and license revenue, excluding depreciation and amortization	27,460	894	28,354
Total restaurant-level operating margin	32,927	331	33,258
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			20,030
Depreciation and amortization			4,107
Operating (gains), losses and other charges, net			3,911
Total other operating expenses			28,048
Operating income			5,210
Interest expense, net			4,428
Other nonoperating expense, net			162
Income before income taxes			620
Provision for income taxes			294
Net income			$326

	Quarter Ended March 27, 2024
	Denny's	Other	Total
Revenues	(In thousands)
Company restaurant sales	$48,168	$4,174	$52,342
Franchise and license revenue:
Royalties	$28,049	$1,257	$29,306
Advertising revenue	$17,680	$458	$18,138
Initial and other fees	$1,743	$73	$1,816
Occupancy revenue	$8,372	$—	$8,372
Total franchise and license revenue	55,844	1,788	57,632
Total operating revenue	$104,012	$5,962	$109,974
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	$12,204	$1,107	$13,311
Payroll and benefits	18,657	1,817	20,474
Occupancy costs	4,013	560	4,573
Other operating expenses:
Utilities	1,547	108	1,655
Repairs and maintenance	977	28	1,005
Marketing	1,481	123	1,604
Legal settlements	1,449	—	1,449
Pre-opening costs	—	366	366
Other direct costs	3,230	451	3,681
Total costs of company restaurant sales, excluding depreciation and amortization	43,558	4,560	48,118
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	17,680	458	18,138
Occupancy costs	5,132	—	5,132
Other direct costs	3,981	123	4,104
Total costs of franchise and license revenue, excluding depreciation and amortization	26,793	581	27,374
Total restaurant-level operating margin	33,661	821	34,482
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			21,222
Depreciation and amortization			3,581
Operating (gains), losses and other charges, net			(327)
Total other operating expenses			24,476
Operating income			10,006
Interest expense, net			4,420
Other nonoperating income, net			(637)
Income before income taxes			6,223
Provision for income taxes			1,532
Net income			$4,691

	March 26, 2025	December 25, 2024
Segment assets:	(In thousands)
Denny’s	$329,988	$344,986
Other	158,087	151,288
Total assets	$488,075	$496,274

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our consolidated financial statements and the notes thereto that appear elsewhere in this report and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: economic, public health and political conditions that impact consumer confidence and spending; commodity and labor inflation; the potential impacts of tariffs; the ability to effectively staff restaurants and support personnel; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; our ability to derive the expected benefits from our acquisition of Keke's; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2024 and in the Company's subsequent quarterly reports on Form 10-Q.

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of March 26, 2025, the Denny's brand consisted of 1,491 restaurants, 1,430 of which were franchised/licensed restaurants and 61 of which were company operated. At March 26, 2025, the Keke's brand consisted of 66 restaurants, 45 of which were franchised restaurants and 21 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the quarter ended March 26, 2025 represented less than 10% of total consolidated revenues. Therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 26, 2025		March 27, 2024
	(In thousands)
Revenue:
Company restaurant sales	$53,900	48.3%	$52,342	47.6%
Franchise and license revenue	57,737	51.7%	57,632	52.4%
Total operating revenue	111,637	100.0%	109,974	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	14,211	26.4%	13,311	25.4%
Payroll and benefits	21,096	39.1%	20,474	39.1%
Occupancy	5,059	9.4%	4,573	8.7%
Other operating expenses	9,659	17.9%	9,760	18.6%
Total costs of company restaurant sales, excluding depreciation and amortization	50,025	92.8%	48,118	91.9%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	28,354	49.1%	27,374	47.5%
General and administrative expenses	20,030	17.9%	21,222	19.3%
Depreciation and amortization	4,107	3.7%	3,581	3.3%
Operating (gains), losses and other charges, net	3,911	3.5%	(327)	(0.3)%
Total operating costs and expenses, net	106,427	95.3%	99,968	90.9%
Operating income	5,210	4.7%	10,006	9.1%
Interest expense, net	4,428	4.0%	4,420	4.0%
Other nonoperating expense (income), net	162	0.1%	(637)	(0.6)%
Income before income taxes	620	0.6%	6,223	5.7%
Provision for income taxes	294	0.3%	1,532	1.4%
Net income	$326	0.3%	$4,691	4.3%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended
	March 26, 2025	March 27, 2024
	(Dollars in thousands)
Denny's
Company average unit sales	$757	$743
Franchise average unit sales	$452	$457
Company equivalent units (a)	60	65
Franchise equivalent units (a)	1,434	1,501
Company same-restaurant sales decrease vs. prior year (b)(c)	(0.9)%	(3.0)%
Domestic franchise same-restaurant sales decrease vs. prior year (b)(c)	(3.2)%	(1.2)%

Keke's
Company average unit sales	$411	$455
Franchise average unit sales	$513	$472
Company equivalent units (a)	20	9
Franchise equivalent units (a)	46	50
Company same-restaurant sales increase (decrease) vs. prior year (b)(c)	0.5%	(1.1)%
Franchise same-restaurant sales increase (decrease) vs. prior year (b)(c)	4.9%	(4.0)%

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-restaurant sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2025 comparable units.

Unit Activity	Quarter Ended
	March 26, 2025	March 27, 2024
Denny's
Company restaurants, beginning of period	61	65
Units opened	—	—
Units closed	—	(1)
End of period	61	64

Franchised and licensed restaurants, beginning of period	1,438	1,508
Units opened	6	5
Units closed	(14)	(24)
End of period	1,430	1,489
Total restaurants, end of period	1,491	1,553

	Quarter Ended
	March 26, 2025	March 27, 2024
Keke's
Company restaurants, beginning of period	14	8
Units opened	2	3
Units acquired from franchisees	5	—
End of period	21	11

Franchised restaurants, beginning of period	55	50
Units opened	1	—
Units acquired by Company	(5)	—
Units closed	(6)	—
End of period	45	50
Total restaurants, end of period	66	61

Company Restaurant Operations

Company restaurant sales increased $1.6 million, or 3.0%, for the quarter ended March 26, 2025 compared to the prior year period, primarily resulting from an increase of 11 Keke's equivalent units, partially offset by five fewer Denny's equivalent units.

Total costs of company restaurant sales as a percentage of company restaurant sales were 92.8% for the quarter ended March 26, 2025 compared to 91.9% for the prior year period.

Product costs as a percentage of company restaurant sales were 26.4% for the quarter ended March 26, 2025 compared to 25.4% for the prior year period, primarily due to higher commodity costs heavily impacted by higher egg prices, partially offset by increased pricing.

Payroll and benefits as a percentage of company restaurant sales remained flat at 39.1% for the quarter ended March 26, 2025 and the prior year period.

Occupancy costs as a percentage of company restaurant sales were 9.4% for the quarter ended March 26, 2025 compared to 8.7% for the prior year period, primarily due to higher rents at new restaurants, partially offset by a 0.2 percentage point decrease in general liability insurance costs.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 26, 2025		March 27, 2024
	(In thousands)
Utilities	$1,694	3.1%	$1,655	3.2%
Repairs and maintenance	836	1.6%	1,005	1.9%
Marketing	2,028	3.8%	1,604	3.1%
Legal settlements	405	0.8%	1,449	2.8%
Pre-opening costs	709	1.3%	366	0.7%
Other direct costs	3,987	7.4%	3,681	7.0%
Other operating expenses	$9,659	17.9%	$9,760	18.6%

The decrease in other operating expenses for the quarter ended March 26, 2025 was primarily due to a decrease in legal settlement costs related to unfavorable developments in certain claims during the prior year period, partially offset by an increase in marketing and pre-opening costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 26, 2025		March 27, 2024
	(In thousands)
Royalties	$27,837	48.2%	$29,306	50.8%
Advertising revenue	19,073	33.0%	18,138	31.5%
Initial and other fees	2,874	5.0%	1,816	3.2%
Occupancy revenue	7,953	13.8%	8,372	14.5%
Franchise and license revenue	$57,737	100.0%	$57,632	100.0%

Advertising costs	$19,073	33.0%	$18,138	31.5%
Occupancy costs	4,933	8.5%	5,132	8.9%
Other direct franchise costs	4,348	7.5%	4,104	7.1%
Costs of franchise and license revenue	$28,354	49.1%	$27,374	47.5%

Franchise and license revenue increased $0.1 million, or 0.2%, for the quarter ended March 26, 2025 compared to the prior year period. Royalties decreased $1.5 million, or 5.0%, for the current quarter compared to the prior year period. The decrease in royalties primarily resulted from a 3.2% decrease in Denny's domestic franchise same-restaurant sales and a decrease of 67 Denny's franchise equivalent units for the current quarter compared to the prior year period.

Advertising revenue increased $0.9 million, or 5.2%, for the quarter ended March 26, 2025 compared to the prior year period. The increase in advertising revenue primarily resulted from a $1.8 million increase in local advertising co-op contributions, partially offset by the impact from a 3.2% decrease in Denny's domestic franchise same-restaurant sales and a decrease of 67 Denny's franchise equivalent units.

Initial and other fees increased $1.1 million, or 58.3%, for the quarter ended March 26, 2025 compared to the prior year period. The increase in initial and other fees primarily resulted from the collection of a $0.6 million early franchise termination fee. Occupancy revenue decreased $0.4 million, or 5.0%, for the current quarter compared to the prior year period, primarily due to lease terminations and decreased percentage rent income.

Costs of franchise and license revenue increased $1.0 million, or 3.6%, for the quarter ended March 26, 2025 compared to the prior year period. Advertising costs increased $0.9 million, or 5.2%, for the current quarter, which corresponds to the related advertising revenue increase noted above. Occupancy costs decreased $0.2 million, or 3.9%, for the current quarter compared to the prior year period, primarily due to lease terminations, which corresponds to the related occupancy revenue decrease noted above. Other direct franchise costs increased $0.2 million, or 5.9%, for the current quarter compared to the prior year period. The increase in other direct franchise costs was primarily due to a $0.2 million increase in bad debt expense. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue increased to 49.1% of franchise and license revenue for the quarter ended March 26, 2025 from 47.5% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Corporate administrative expenses	$15,244	$15,192
Share-based compensation	2,785	2,776
Incentive compensation	2,257	2,523
Deferred compensation valuation adjustments	(256)	731
Total general and administrative expenses	$20,030	$21,222

Total general and administrative expenses decreased $1.2 million for the quarter ended March 26, 2025 compared to the prior year period. The decrease was primarily due to a $1.0 million decrease in deferred compensation valuation adjustments due to market performance and a $0.3 million decrease in incentive compensation. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other non-operating expense (income), net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Depreciation of property and equipment	$3,270	$2,655
Amortization of finance lease ROU assets	308	352
Amortization of intangible and other assets	529	574
Total depreciation and amortization expense	$4,107	$3,581

The increase in total deprecation and amortization expense for the quarter ended March 26, 2025 was primarily due to new Keke's units.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Gains on sales of assets and other, net	$(1,742)	$(620)
Impairment charges	3,216	95
Restructuring charges and exit costs	2,437	198
Operating (gains), losses and other charges, net	$3,911	$(327)

Gains on sales of assets and other, net for the quarters ended March 26, 2025 and March 27, 2024 were primarily related to the sale of real estate.

We recorded impairment charges of $3.2 million during the quarter ended March 26, 2025, primarily related to closed franchise restaurants and the relocation of certain support functions.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Exit costs	$40	$42
Severance and other restructuring charges	2,397	156
Total restructuring and exit costs	$2,437	$198

Total restructuring and exits costs for the quarter ended March 26, 2025 primarily consisted of severance costs resulting from the elimination of approximately 40 positions as part of a cost savings initiative.

Operating income was $5.2 million for the current quarter compared to $10.0 million for the prior year period.

Interest expense, net consisted of the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Interest on credit facility	$4,547	$5,057
Interest income on interest rate swaps	(1,075)	(1,508)
Interest on finance lease liabilities	470	509
Letters of credit and other fees	112	132
Interest income	(44)	(71)
Total cash interest, net	4,010	4,119
Amortization of deferred financing costs	159	159
Amortization of interest rate swap losses	259	142
Total interest expense, net	$4,428	$4,420

Other nonoperating expense, net increased $0.8 million for the current quarter compared to the prior year period. The increase was due to increased losses of $1.0 million on deferred compensation plan investments, partially offset by increased lease termination gains of $0.2 million.

Provision for income taxes was $0.3 million for the quarter ended March 26, 2025 compared to $1.5 million for the prior year period. The effective tax rate was 47.4% for the current quarter compared to 24.6% for the prior year period. We expect the 2025 fiscal year effective tax rate to be between 22% and 26%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $0.3 million for the quarter ended March 26, 2025 compared to $4.7 million for the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Net cash provided by operating activities	$5,015	$215
Net cash used in investing activities	(7,172)	(5,327)
Net cash provided by financing activities	1,498	1,383
Decrease in cash and cash equivalents	$(659)	$(3,729)

Net cash flows provided by operating activities were $5.0 million for the quarter ended March 26, 2025 compared to $0.2 million for the quarter ended March 27, 2024. The increase in net cash flows provided by operating activities was primarily due to the timing of accounts payable payments and receivable collections. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $7.2 million for the quarter ended March 26, 2025. These cash flows included capital expenditures of $9.1 million, partially offset by net proceeds from the sale of real estate of $1.9 million. Net cash flows used in investing activities were $5.3 million for the quarter ended March 27, 2024. These cash flows included capital expenditures of $4.9 million and investment purchases of $1.5 million, partially offset by net proceeds from the sale of real estate of $1.0 million.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 26, 2025	March 27, 2024
	(In thousands)
Facilities	$2,034	$867
New construction	5,264	3,605
Remodeling	1,446	18
Information technology	105	333
Other	250	82
Capital expenditures	$9,099	$4,905

Net cash flows provided by financing activities were $1.5 million for the quarter ended March 26, 2025, including net long-term debt borrowings of $4.4 million, partially offset by cash payments of tax withholding on share-based compensation of $1.0 million, payments for stock repurchases of $1.0 million and net bank overdraft payments of $0.9 million. Net cash flows provided by financing activities were $1.4 million for the quarter ended March 27, 2024, which included net long-term debt borrowings of $5.3 million and net bank overdraft borrowings of $2.7 million, partially offset by cash payments for stock repurchases of $4.8 million and payments of tax withholding on share-based compensation of $1.9 million.

Our working capital deficit was $54.5 million at March 26, 2025 compared to $55.6 million at December 25, 2024, primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in current assets during the quarter ended March 26, 2025. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of March 26, 2025, our consolidated leverage ratio was 3.9 times and our consolidated fixed charge coverage ratio was 2.1 times. We were in compliance with all financial covenants as of March 26, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of March 26, 2025, we had outstanding revolver loans of $266.0 million and outstanding letters of credit under the credit facility of $16.1 million. These balances resulted in unused commitments of $117.9 million as of March 26, 2025 under the credit facility.

As of March 26, 2025, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.65% and 6.98% as of March 26, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.02% and 5.01% as of March 26, 2025 and December 25, 2024, respectively.

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

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our unaudited consolidated financial statements set forth in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 26, 2025, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps as of March 26, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
Swaps designated as cash flow hedges
March 20, 2015	March 29, 2018	March 31, 2025	$120,000		$26	2.34%
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$816	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$66,000	(1)	$15,304	3.09%
Total			$236,000		$16,146

(1)     The notional amounts of the swaps entered into on February 15, 2018 increased by $120 million on March 31, 2025 (subsequent to the end of the quarter) when the swaps entered into on March 20, 2015 expired and will increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of March 26, 2025, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 89% of total debt. Based on the levels of borrowings under the credit facility at March 26, 2025, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 26, 2025, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 26, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 26, 2024 - January 22, 2025	—	$—	—	$89,197
January 23, 2025 - February 19, 2025	30	5.09	30	$89,044
February 20, 2025 - March 26, 2025	188	4.40	188	$88,216
Total	218	$4.49	218

(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 26, 2025, we purchased 0.2 million shares of our common stock for an aggregate consideration of $1.0 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 26, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
3.1
Amended and Restated By-laws of Denny's Corporation, effective as of February 5, 2025 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 25, 2024).

10.1	Form of 2025 Long-Term Incentive Program Restricted Share Unit Award Certificate.

10.2	Form of 2025 Long-Term Incentive Program Performance Share Unit (Cash-Settled) Award Certificate.

10.3	Form of 2025 Long-Term Incentive Program Performance Share Unit (Share-Settled) Award Certificate.

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 5, 2025	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	May 5, 2025	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller