Form 10-Q
period 2025-06-25
DENNY'S Corp
filed 2025-08-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2025
or
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
Yes ☐   No  ☒

As of July 30, 2025, 51,498,994 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 25, 2025	December 25, 2024
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,166	$1,698
Investments	—	1,106
Receivables, net	19,074	24,433
Inventories	2,129	1,747
Assets held for sale	1,096	381
Prepaid and other current assets	8,866	10,628
Total current assets	32,331	39,993
Property, net of accumulated depreciation of $162,101 and $159,588, respectively	118,601	111,417
Finance lease right-of-use assets, net of accumulated amortization of $6,813 and $6,783, respectively	5,695	6,200
Operating lease right-of-use assets, net	126,457	124,738
Goodwill	68,526	66,357
Intangible assets, net	89,630	91,739
Deferred financing costs, net	748	1,066
Other noncurrent assets	49,162	54,764
Total assets	$491,150	$496,274

Liabilities
Current liabilities:
Current finance lease liabilities	$1,306	$1,284
Current operating lease liabilities	16,676	15,487
Accounts payable	16,299	19,985
Other current liabilities	53,701	58,842
Total current liabilities	87,982	95,598
Long-term liabilities:
Long-term debt	268,600	261,300
Noncurrent finance lease liabilities	8,729	9,284
Noncurrent operating lease liabilities	122,108	120,841
Liability for insurance claims, less current portion	5,750	5,866
Deferred income taxes, net	6,276	9,964
Other noncurrent liabilities	26,284	27,446
Total long-term liabilities	437,747	434,701
Total liabilities	525,729	530,299
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; June 25, 2025: 51,893 shares issued and 51,495 outstanding; December 25, 2024: 51,329 shares issued and outstanding	$519	$513
Paid-in capital	4,175	—
Retained earnings (deficit)	297	(2,499)
Accumulated other comprehensive loss, net	(37,975)	(32,039)
Treasury stock, at cost, 398 and 0 shares, respectively	(1,595)	—
Total shareholders' deficit	(34,579)	(34,025)
Total liabilities and shareholders' deficit	$491,150	$496,274

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$58,395	$54,348	$112,295	$106,690
Franchise and license revenue	59,262	61,579	116,999	119,211
Total operating revenue	117,657	115,927	229,294	225,901
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	15,086	13,632	29,297	26,943
Payroll and benefits	21,869	20,493	42,965	40,967
Occupancy	5,181	4,671	10,240	9,244
Other operating expenses	10,209	8,782	19,868	18,542
Total costs of company restaurant sales, excluding depreciation and amortization	52,345	47,578	102,370	95,696
Costs of franchise and license revenue, excluding depreciation and amortization	29,217	33,428	57,571	60,802
General and administrative expenses	21,445	20,486	41,475	41,708
Depreciation and amortization	4,378	3,735	8,485	7,316
Goodwill impairment charges	—	20	—	20
Operating (gains), losses and other charges, net	1,700	1,565	5,611	1,238
Total operating costs and expenses, net	109,085	106,812	215,512	206,780
Operating income	8,572	9,115	13,782	19,121
Interest expense, net	5,374	4,573	9,802	8,993
Other nonoperating income, net	(563)	(224)	(401)	(861)
Income before income taxes	3,761	4,766	4,381	10,989
Provision for income taxes	1,291	1,198	1,585	2,730
Net income	$2,470	$3,568	$2,796	$8,259

Net income per share - basic	$0.05	$0.07	$0.05	$0.16
Net income per share - diluted	$0.05	$0.07	$0.05	$0.16

Basic weighted average shares outstanding	52,059	52,689	52,191	52,879
Diluted weighted average shares outstanding	52,131	52,787	52,294	53,002

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Net income	$2,470	$3,568	$2,796	$8,259
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $2, $13, $5 and $19, respectively	9	41	17	51
Changes in the fair value of cash flow hedges, net of tax of $(898), $680, $(1,810) and $3,103, respectively	(2,665)	2,017	(5,372)	9,192
Reclassification of cash flow hedges to interest expense, net of tax of $(212), $(387), $(483) and $(768), respectively	(628)	(1,149)	(1,432)	(2,276)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $222, $42, $287 and $78, respectively	657	125	851	231
Other comprehensive income (loss)	(2,627)	1,034	(5,936)	7,198
Total comprehensive income (loss)	$(157)	$4,602	$(3,140)	$15,457

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended June 25, 2025 and June 26, 2024
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 26, 2025	51,649	$516	(218)	$(981)	$1,566	$(2,173)	$(35,348)	$(36,420)
Net income	—	—	—	—	—	2,470	—	2,470
Other comprehensive loss	—	—	—	—	—	—	(2,627)	(2,627)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,612	—	—	2,612
Purchase of treasury stock, including excise tax	—	—	(180)	(614)	—	—	—	(614)
Issuance of common stock for share-based compensation	244	3	—	—	(3)	—	—	—
Balance, June 25, 2025	51,893	$519	(398)	$(1,595)	$4,175	$297	$(37,975)	$(34,579)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, March 27, 2024	53,262	$533	(1,143)	$(11,223)	$7,534	$(17,093)	$(35,495)	$(55,744)
Net income	—	—	—	—	—	3,568	—	3,568
Other comprehensive income	—	—	—	—	—	—	1,034	1,034
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,601	—	—	2,601
Purchase of treasury stock, including excise tax	—	—	(627)	(4,702)	—	—	—	(4,702)
Issuance of common stock for share-based compensation	77	—	—	—	—	—	—	—
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Two Quarters Ended June 25, 2025 and June 26, 2024
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2024	51,329	$513	—	$—	$—	$(2,499)	$(32,039)	$(34,025)
Net income	—	—	—	—	—	2,796	—	2,796
Other comprehensive loss	—	—	—	—	—	—	(5,936)	(5,936)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	4,181	—	—	4,181
Purchase of treasury stock, including excise tax	—	—	(398)	(1,595)	—	—	—	(1,595)
Issuance of common stock for share-based compensation	564	6	—	—	(6)	—	—	—
Balance, June 25, 2025	51,893	$519	(398)	$(1,595)	$4,175	$297	$(37,975)	$(34,579)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	8,259	—	8,259
Other comprehensive income	—	—	—	—	—	—	7,198	7,198
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	3,451	—	—	3,451
Purchase of treasury stock, including excise tax	—	—	(1,103)	(9,465)	—	—	—	(9,465)
Issuance of common stock for share-based compensation	433	4	—	—	(4)	—	—	—
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 25, 2025	June 26, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$2,796	$8,259
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,485	7,316
Goodwill impairment charges	—	20
Operating (gains), losses and other charges, net	5,611	1,238
Amortization on interest rate swaps, net	1,138	308
Amortization of deferred financing costs	318	318
Gains on investments	(36)	(14)
(Gains) losses on early termination of debt and leases	(126)	132
Deferred income tax benefit	(1,874)	(2,144)
Increase of tax valuation allowance	193	179
Share-based compensation expense	5,767	5,400
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	5,256	1,509
Inventories	(293)	280
Prepaids and other current assets	1,762	3,639
Other noncurrent assets	(4,060)	622
Operating lease assets and liabilities	120	(806)
Accounts payable	122	(8,524)
Other accrued liabilities	(9,494)	(1,836)
Other noncurrent liabilities	(1,317)	(1,500)
Net cash flows provided by operating activities	14,368	14,396
Cash flows from investing activities:
Capital expenditures	(16,384)	(9,948)
Acquisition of restaurants	(4,082)	—
Proceeds from asset sales	1,910	1,000
Investment purchases	—	(1,500)
Proceeds from sale of investments	1,142	—
Collections on notes receivable	518	252
Issuance of notes receivable	(640)	(153)
Net cash flows used in investing activities	(17,536)	(10,349)
Cash flows from financing activities:
Revolver borrowings	62,100	70,000
Revolver payments	(54,800)	(68,000)
Repayments of finance leases	(613)	(726)
Tax withholding on share-based payments	(1,000)	(1,872)
Purchase of treasury stock	(1,668)	(9,380)
Net bank overdrafts	(1,383)	2,204
Net cash flows provided by (used in) financing activities	2,636	(7,774)
Decrease in cash and cash equivalents	(532)	(3,727)
Cash and cash equivalents at beginning of period	1,698	4,893
Cash and cash equivalents at end of period	$1,166	$1,166

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Introduction

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of June 25, 2025, the Company consisted of 1,558 restaurants, 1,474 of which were franchised/licensed restaurants and 84 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Cafe brand (“Keke’s”). As of June 25, 2025, the Denny's brand consisted of 1,484 restaurants, 1,422 of which were franchised/licensed restaurants and 62 of which were company operated. As of June 25, 2025, the Keke's brand consisted of 74 restaurants, 52 of which were franchised restaurants and 22 of which were company operated.

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

Note 3.     Receivables

Receivables consisted of the following:

	June 25, 2025	December 25, 2024
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$13,564	$15,798
Notes and loan receivables from franchisees	417	490
Vendor receivables	1,703	3,632
Credit card receivables	822	1,815
Other	2,870	3,140
Allowance for credit losses	(302)	(442)
Total receivables, net	$19,074	$24,433

Note 4.    Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill and goodwill by segment:

		June 25, 2025
		(In thousands)
Balance, beginning of year		$66,357
Additions related to the acquisition of five Keke’s franchise units		2,157
Additions related to the acquisition of a Denny’s franchise unit		404
Write-offs and reclassifications associated with the sale of Keke's units		(392)
Balance, end of period		$68,526

Goodwill by segment consisted of the following:
	June 25, 2025	December 25, 2024
	(In thousands)
Denny’s	$37,911	$37,507
Other	30,615	28,850
Total goodwill	$68,526	$66,357

Intangible assets consisted of the following:

	June 25, 2025		December 25, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	9,722	6,599	9,135	6,188
Franchise agreements	8,217	1,517	10,603	1,618
Intangible assets, net	$97,746	$8,116	$99,545	$7,806

Amortization expense for intangible assets with definite lives totaled $0.4 million and $0.7 million for the quarter and year-to-date periods ended June 25, 2025, respectively. Amortization expense for intangible assets with definite lives totaled $0.4 million and $0.8 million for the quarter and year-to-date periods ended June 26, 2024, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 25, 2025	December 25, 2024
	(In thousands)
Accrued payroll	$14,516	$15,434
Current portion of liability for insurance claims	4,433	4,494
Accrued taxes	4,808	4,432
Accrued advertising	6,686	11,785
Gift cards	6,786	8,382
Accrued legal settlements	3,859	4,114
Accrued interest	4,402	4,368
Other	8,211	5,833
Other current liabilities	$53,701	$58,842

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of June 25, 2025:
Deferred compensation plan investments (1)	$10,227	$10,227	$—	$—
Interest rate swaps (2)	11,745	—	11,745	—
Total	$21,972	$10,227	$11,745	$—

Fair value measurements as of December 25, 2024:
Deferred compensation plan investments (1)	$10,400	$10,400	$—	$—
Interest rate swaps (2)	20,841	—	20,841	—
Investments (3)	1,106	—	1,106	—
Total	$32,347	$10,400	$21,947	$—

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges
(In thousands)
Fair value measurements as of June 25, 2025:
Assets held and used(1)(2)	$—	$49

(1)	As of June 25, 2025, impaired assets were written down to their estimated fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company's impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods.
(2)	Assets held and used that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets.

During the quarter and year-to-date periods ended June 25, 2025, we recognized impairment charges of less than $0.1 million and $3.3 million related to certain of these assets, respectively. See Note 9.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of June 25, 2025, our consolidated leverage ratio was 3.98 times and our consolidated fixed charge coverage ratio was 2.05 times. We were in compliance with all financial covenants as of June 25, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of June 25, 2025, we had outstanding revolver loans of $268.6 million and outstanding letters of credit under the credit facility of $15.9 million. These balances resulted in unused commitments of $115.5 million as of June 25, 2025 under the credit facility.

As of June 25, 2025, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.67% and 6.98% as of June 25, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.36% and 5.01% as of June 25, 2025 and December 25, 2024, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps designated as cash flow hedges as of June 25, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$614	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$189,000	(1)	$11,131	3.09%
Total			$239,000		$11,745

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

As of June 25, 2025, the fair value of the swaps designated as cash flow hedges was an asset of $11.7 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. During the year-to-date period ended June 25, 2025, we reclassified $1.9 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $3.6 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At June 25, 2025, we had a total of $62.3 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date periods ended June 25, 2025, we recorded unrealized losses of $0.9 million and $1.1 million to interest expense, net, respectively. For the quarter and year-to-date periods ended June 26, 2024, we recorded unrealized losses of $0.2 million and $0.3 million to interest expense, net, respectively. We expect to amortize $4.2 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Company restaurant sales	$58,395	$54,348	$112,295	$106,690
Franchise and license revenue:
Royalties	29,091	30,014	56,928	59,320
Advertising revenue	19,490	20,788	38,563	38,926
Initial and other fees	2,804	2,448	5,678	4,264
Occupancy revenue	7,877	8,329	15,830	16,701
Franchise and license revenue	59,262	61,579	116,999	119,211
Total operating revenue	$117,657	$115,927	$229,294	$225,901

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Operating lease revenue	$5,848	$6,071	$11,834	$12,199
Variable lease revenue	2,029	2,258	3,996	4,502
Total occupancy revenue	$7,877	$8,329	$15,830	$16,701

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
The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 25, 2024	$16,968
Fees received from franchisees	589
Revenue recognized (1)	(1,654)
Balance, June 25, 2025	15,903
Less current portion included in other current liabilities	1,985
Deferred franchise revenue included in other noncurrent liabilities	$13,918
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

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 25, 2024	$6,706
Franchisee deferred costs	4,604
Contract asset amortization	(712)
Balance, June 25, 2025	10,598
Less current portion included in other current assets	1,264
Contract assets included in other noncurrent assets	$9,334

The Company purchases equipment related to various programs for franchise restaurants. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.4 million and $1.0 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date periods ended June 25, 2025, respectively. We recognized $0.2 million and $0.5 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date periods ended June 26, 2024, respectively. As of June 25, 2025, we had $0.5 million in inventory and $0.4 million in receivables related to the purchased equipment. As of December 25, 2024, we had $0.2 million in inventory and $0.4 million in receivables related to the purchased equipment.

As of June 25, 2025, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2025	$301
2026	833
2027	808
2028	687
2029	589
Thereafter	2,087
Deferred franchise revenue, net	$5,305
Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of June 25, 2025 and December 25, 2024 was $6.8 million and $8.4 million, respectively. During the year-to-date period ended June 25, 2025, we recognized revenue of $0.4 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
(Gains) losses on sales of assets and other, net	$425	$526	$(1,317)	$(94)
Impairment charges	49	619	3,265	714
Restructuring charges and exit costs	1,226	420	3,663	618
Operating (gains), losses and other charges, net	$1,700	$1,565	$5,611	$1,238

During the quarters and year-to-date periods ended June 25, 2025 and June 26, 2024, (gains) losses on sales of assets and other, net were primarily related to the sales of real estate and restaurants.

As of June 25, 2025, we had recorded assets held for sale at their carrying amount of $1.1 million (consisting of property of $0.7 million and goodwill of $0.4 million) related to one parcel of real estate and two restaurants. As of December 25, 2024, we had recorded assets held for sale at their carrying amount of $0.4 million (consisting of property) related to two parcels of real estate.

We recorded impairment charges of less than $0.1 million and $3.3 million for the quarter and year-to-date periods ended June 25, 2025, respectively. The impairment charge for the quarter related to an operating lease right-of-use asset. The $3.3 million charge for the year-to-date period ended June 25, 2025 included $2.0 million related to franchise agreements for closed units. Additionally, $0.4 million of property and $0.9 million of operating lease right-of-use assets were impaired related to the relocation of certain support functions.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Exit costs	$9	$49	$49	$91
Severance and other restructuring charges	1,217	371	3,614	527
Total restructuring charges and exit costs	$1,226	$420	$3,663	$618

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

Severance and other restructuring charges for the quarter and year-to-date periods ended June 25, 2025 primarily consisted of severance costs resulting from the elimination of 26 positions during the quarter and 66 positions year-to-date, as part of a cost savings initiative. As of June 25, 2025 and December 25, 2024, we had accrued severance and other restructuring charges of $2.0 million and $0.3 million, respectively. The balance as of June 25, 2025 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Employee share awards	$2,772	$2,409	$5,324	$4,980
Restricted stock units for board members	210	215	443	420
Total share-based compensation	$2,982	$2,624	$5,767	$5,400

Employee Share Awards

During the year-to-date period ended June 25, 2025, we granted certain employees 0.9 million performance share units (“PSUs”) with a weighted average grant date fair value of $6.73 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. Half of these PSUs will be settled in cash, net of taxes (liability-classified awards) and half will be settled in shares of stock, net of shares withheld for taxes (equity-classified awards). As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 150% of the target award).

During the year-to-date period ended June 25, 2025, we also granted certain employees 1.4 million restricted stock units ("RSUs") with a weighted average grant date fair value of $6.08 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended June 25, 2025, we issued 0.3 million shares of common stock related to vested PSUs and RSUs for employees. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of June 25, 2025, we had $19.2 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 2.0 years.

Restricted Stock Units for Board Members

During the quarter and year-to-date periods ended June 25, 2025, we granted 0.2 million RSUs (which are equity classified) with a weighted average grant date fair value of $4.44 per unit to non-employee members of our Board of Directors. The RSUs vest after a one-year service period. A director may elect to convert these awards to shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the quarter and year-to-date periods ended June 25, 2025, 0.2 million RSUs were converted into shares of common stock and fewer than 0.1 million RSUs were converted to cash.

As of June 25, 2025, we had $0.6 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.9 years.

Note 11.     Income Taxes

The effective income tax rate was 34.3% for the quarter and 36.2% for the year-to-date period ended June 25, 2025, compared to 25.1% and 24.8% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date periods ended June 25, 2025 included discrete items relating to share-based compensation of 9.0% and 11.5%, respectively. We did not have similar discrete items for the quarter and year-to-date periods ended June 26, 2024.

On July 4, 2025, H.R. 1, the budget bill known as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands, except per share amounts)
Net income	$2,470	$3,568	$2,796	$8,259

Weighted average shares outstanding - basic	52,059	52,689	52,191	52,879
Effect of dilutive share-based compensation awards	72	98	103	123
Weighted average shares outstanding - diluted	52,131	52,787	52,294	53,002

Net income per share - basic	$0.05	$0.07	$0.05	$0.16
Net income per share - diluted	$0.05	$0.07	$0.05	$0.16

Anti-dilutive share-based compensation awards	1,133	686	1,225	828

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

During the year-to-date period ended June 25, 2025, we repurchased a total of 0.4 million shares of our common stock for $1.6 million, including excise taxes. This brings the total amount repurchased under the current authorization to $162.4 million, including excise taxes, leaving $87.6 million that can be used to repurchase our common stock under this authorization as of June 25, 2025. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2024, the Board approved the retirement of 2.0 million shares of treasury stock at a weighted average share price of $8.78, including excise taxes. As of June 25, 2025, 0.4 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 25, 2024	$(209)	$(31,830)	$(32,039)
Amortization of net loss (1)	21	—	21
Settlement loss recognized (1)	1	—	1
Changes in the fair value of cash flow hedges	—	(7,182)	(7,182)
Reclassification of cash flow hedges to interest expense, net (2)	—	(1,915)	(1,915)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	1,138	1,138
Income tax expense related to items of other comprehensive income (loss)	(5)	2,006	2,001
Balance as of June 25, 2025	$(192)	$(37,783)	$(37,975)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the quarter ended June 25, 2025.
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

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 25, 2025	June 26, 2024
	(In thousands)
Income taxes paid, net	$2,250	$3,668
Interest paid	$8,411	$8,185

Noncash investing and financing activities:
Restaurant acquisition payable	$300	$—
Accrued purchase of property	$549	$229
Issuance of common stock, pursuant to share-based compensation plans	$2,385	$3,793
Execution of finance leases	$191	$119
Treasury stock payable	$—	$137
Treasury stock excise tax payable	$—	$511
Receivables included in acquisition of restaurants	$224	$—

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

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended June 25, 2025			Two Quarters Ended June 25, 2025
	Denny's	Other	Total	Denny's	Other	Total
Revenues	(In thousands)			(In thousands)
Company restaurant sales	$48,474	$9,921	$58,395	$94,180	$18,115	$112,295
Franchise and license revenue:
Royalties	27,912	1,179	29,091	54,504	2,424	56,928
Advertising revenue	19,047	443	19,490	37,667	896	38,563
Initial and other fees	2,742	62	2,804	5,471	207	5,678
Occupancy revenue	7,844	33	7,877	15,764	66	15,830
Total franchise and license revenue	57,545	1,717	59,262	113,406	3,593	116,999
Total operating revenue	106,019	11,638	117,657	207,586	21,708	229,294
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	12,301	2,785	15,086	24,020	5,277	29,297
Payroll and benefits	17,971	3,898	21,869	35,664	7,301	42,965
Occupancy costs	3,909	1,272	5,181	7,906	2,334	10,240
Other operating expenses:
Utilities	1,516	313	1,829	2,975	548	3,523
Repairs and maintenance	742	105	847	1,506	177	1,683
Marketing	2,085	301	2,386	3,898	516	4,414
Legal settlements	382	9	391	807	(11)	796
Pre-opening costs	—	645	645	—	1,354	1,354
Other direct costs	3,258	853	4,111	6,568	1,530	8,098
Total costs of company restaurant sales, excluding depreciation and amortization	42,164	10,181	52,345	83,344	19,026	102,370
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	19,047	443	19,490	37,667	896	38,563
Occupancy costs	4,839	33	4,872	9,739	66	9,805
Other direct costs	4,580	275	4,855	8,520	683	9,203
Total costs of franchise and license revenue, excluding depreciation and amortization	28,466	751	29,217	55,926	1,645	57,571
Total restaurant-level operating margin	35,389	706	36,095	68,316	1,037	69,353
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			21,445			41,475
Depreciation and amortization			4,378			8,485
Operating (gains), losses and other charges, net			1,700			5,611
Total other operating expenses			27,523			55,571
Operating income			8,572			13,782
Interest expense, net			5,374			9,802
Other nonoperating income, net			(563)			(401)
Income before income taxes			3,761			4,381
Provision for income taxes			1,291			1,585
Net income			$2,470			$2,796

	Quarter Ended June 26, 2024			Two Quarters Ended June 26, 2024
	Denny's	Other	Total	Denny's	Other	Total
Revenues	(In thousands)			(In thousands)
Company restaurant sales	$49,557	$4,791	$54,348	$97,724	$8,966	$106,690
Franchise and license revenue:
Royalties	28,781	1,233	30,014	56,830	2,490	59,320
Advertising revenue	20,339	449	20,788	38,019	907	38,926
Initial and other fees	2,369	79	2,448	4,112	152	4,264
Occupancy revenue	8,306	23	8,329	16,678	23	16,701
Total franchise and license revenue	59,795	1,784	61,579	115,639	3,572	119,211
Total operating revenue	109,352	6,575	115,927	213,363	12,538	225,901
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	12,340	1,292	13,632	24,544	2,399	26,943
Payroll and benefits	18,374	2,119	20,493	37,031	3,936	40,967
Occupancy costs	4,031	640	4,671	8,044	1,200	9,244
Other operating expenses:
Utilities	1,550	145	1,695	3,097	253	3,350
Repairs and maintenance	947	61	1,008	1,924	89	2,013
Marketing	1,758	118	1,876	3,239	241	3,480
Legal settlements	197	11	208	1,646	11	1,657
Pre-opening costs	—	191	191	—	557	557
Other direct costs	3,418	386	3,804	6,648	837	7,485
Total costs of company restaurant sales, excluding depreciation and amortization	42,615	4,963	47,578	86,173	9,523	95,696
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	20,339	449	20,788	38,019	907	38,926
Occupancy costs	5,072	22	5,094	10,204	22	10,226
Other direct costs	7,251	295	7,546	11,232	418	11,650
Total costs of franchise and license revenue, excluding depreciation and amortization	32,662	766	33,428	59,455	1,347	60,802
Total restaurant-level operating margin	34,075	846	34,921	67,735	1,668	69,403
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			20,486			41,708
Depreciation and amortization			3,735			7,316
Goodwill impairment charges			20			20
Operating (gains), losses and other charges, net			1,565			1,238
Total other operating expenses			25,806			50,282
Operating income			9,115			19,121
Interest expense, net			4,573			8,993
Other nonoperating income, net			(224)			(861)
Income before income taxes			4,766			10,989
Provision for income taxes			1,198			2,730
Net income			$3,568			$8,259

	June 25, 2025	December 25, 2024
Segment assets:	(In thousands)
Denny’s	$325,492	$344,986
Other	165,658	151,288
Total assets	$491,150	$496,274

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

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of June 25, 2025, the Denny's brand consisted of 1,484 restaurants, 1,422 of which were franchised/licensed restaurants and 62 of which were company operated. At June 25, 2025, the Keke's brand consisted of 74 restaurants, 52 of which were franchised restaurants and 22 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the quarter and year-to-date periods ended June 25, 2025 represented less than 10% of total consolidated revenues. Therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 25, 2025		June 26, 2024		June 25, 2025		June 26, 2024
	(In thousands)
Revenue:
Company restaurant sales	$58,395	49.6%	$54,348	46.9%	$112,295	49.0%	$106,690	47.2%
Franchise and license revenue	59,262	50.4%	61,579	53.1%	116,999	51.0%	119,211	52.8%
Total operating revenue	117,657	100.0%	115,927	100.0%	229,294	100.0%	225,901	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	15,086	25.8%	13,632	25.1%	29,297	26.1%	26,943	25.3%
Payroll and benefits	21,869	37.5%	20,493	37.7%	42,965	38.3%	40,967	38.4%
Occupancy	5,181	8.9%	4,671	8.6%	10,240	9.1%	9,244	8.7%
Other operating expenses	10,209	17.5%	8,782	16.2%	19,868	17.7%	18,542	17.4%
Total costs of company restaurant sales, excluding depreciation and amortization	52,345	89.6%	47,578	87.5%	102,370	91.2%	95,696	89.7%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	29,217	49.3%	33,428	54.3%	57,571	49.2%	60,802	51.0%
General and administrative expenses	21,445	18.2%	20,486	17.7%	41,475	18.1%	41,708	18.5%
Depreciation and amortization	4,378	3.7%	3,735	3.2%	8,485	3.7%	7,316	3.2%
Goodwill impairment charges	—	0.0%	20	0.0%	—	0.0%	20	0.0%
Operating (gains), losses and other charges, net	1,700	1.4%	1,565	1.3%	5,611	2.4%	1,238	0.5%
Total operating costs and expenses, net	109,085	92.7%	106,812	92.1%	215,512	94.0%	206,780	91.5%
Operating income	8,572	7.3%	9,115	7.9%	13,782	6.0%	19,121	8.5%
Interest expense, net	5,374	4.6%	4,573	3.9%	9,802	4.3%	8,993	4.0%
Other nonoperating income, net	(563)	(0.5)%	(224)	(0.2)%	(401)	(0.2)%	(861)	(0.4)%
Income before income taxes	3,761	3.2%	4,766	4.1%	4,381	1.9%	10,989	4.9%
Provision for income taxes	1,291	1.1%	1,198	1.0%	1,585	0.7%	2,730	1.2%
Net income	$2,470	2.1%	$3,568	3.1%	$2,796	1.2%	$8,259	3.7%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(Dollars in thousands)
Denny's
Company average unit sales	$789	$774	$1,547	$1,517
Franchise average unit sales	$479	$473	$930	$930
Company equivalent units (a)	61	64	61	64
Franchise equivalent units (a)	1,426	1,485	1,430	1,493
Company same-store sales decrease vs. prior year (b)(c)	0.0%	(2.6)%	(0.4)%	(2.8)%
Domestic franchise same-store sales decrease vs. prior year (b)(c)	(1.4)%	(0.4)%	(2.3)%	(0.8)%

Keke's
Company average unit sales	$433	$447	$845	$902
Franchise average unit sales	$484	$457	$996	$929
Company equivalent units (a)	23	11	21	10
Franchise equivalent units (a)	48	51	47	50
Company same-store sales increase (decrease) vs. prior year (b)(c)	3.4%	(4.4)%	2.0%	(2.7)%
Franchise same-store sales increase (decrease) vs. prior year (b)(c)	4.2%	(4.6)%	4.2%	(4.3)%

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-restaurant sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2025 comparable units.

Unit Activity	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Denny's
Company restaurants, beginning of period	61	64	61	65
Units acquired from franchisees	1	—	1	—
Units closed	—	—	—	(1)
End of period	62	64	62	64

Franchised and licensed restaurants, beginning of period	1,430	1,489	1,438	1,508
Units opened	3	3	9	8
Units acquired by Company	(1)	—	(1)	—
Units closed	(10)	(15)	(24)	(39)
End of period	1,422	1,477	1,422	1,477
Total restaurants, end of period	1,484	1,541	1,484	1,541

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Keke's
Company restaurants, beginning of period	21	11	14	8
Units opened	4	1	6	4
Units acquired from franchisees	—	—	5	—
Units sold to franchisees	(3)	(1)	(3)	(1)
End of period	22	11	22	11

Franchised restaurants, beginning of period	45	50	55	50
Units opened	4	—	5	—
Units purchased from Company	3	1	3	1
Units acquired by Company	—	—	(5)	—
Units closed	—	—	(6)	—
End of period	52	51	52	51
Total restaurants, end of period	74	62	74	62

Company Restaurant Operations

Company restaurant sales increased $4.0 million, or 7.4%, for the quarter ended June 25, 2025 and $5.6 million, or 5.3%, year-to-date compared to the prior year periods, primarily resulting from a Keke's 12 equivalent unit increase for the current quarter and a Keke's 11 equivalent unit increase year-to-date compared to the prior year periods and an increase in Keke's same-store sales of 3.4% for the current quarter and 2.0% year-to-date compared to the prior year periods. The increases in company restaurant sales were partially offset by a Denny's three equivalent unit decrease for the current quarter and year-to-date periods compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 89.6% for the quarter ended June 25, 2025 and 91.2% year-to-date compared to 87.5% and 89.7% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.8% for the quarter ended June 25, 2025 and 26.1% year-to-date compared to 25.1% and 25.3% for the prior year periods, respectively. The current quarter and year-to-date period increases as a percentage of company restaurant sales were primarily due to higher commodity costs heavily impacted by higher egg prices, partially offset by increased pricing.

Payroll and benefits as a percentage of company restaurant sales were 37.5% for the quarter ended June 25, 2025 and 38.3% year-to-date compared to 37.7% and 38.4% for the prior year periods, respectively.

Occupancy costs as a percentage of company restaurant sales were 8.9% for the quarter ended June 25, 2025 and 9.1% year-to-date compared to 8.6% and 8.7%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales was primarily due to a 0.7 percentage point increase in rent and property taxes, offset by a 0.4 percentage point decrease in general liability insurance costs resulting from favorable claims development. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.8 percentage point increase in rent and property taxes, offset by a 0.4 percentage point decrease in general liability insurance costs resulting from favorable claims development.

Other operating expenses consist of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 25, 2025		June 26, 2024		June 25, 2025		June 26, 2024
	(In thousands)
Utilities	$1,829	3.1%	$1,695	3.1%	$3,523	3.1%	$3,350	3.1%
Repairs and maintenance	847	1.5%	1,008	1.9%	1,683	1.5%	2,013	1.9%
Marketing	2,386	4.1%	1,876	3.5%	4,414	3.9%	3,480	3.3%
Legal settlements	391	0.7%	208	0.4%	796	0.7%	1,657	1.6%
Pre-opening costs	645	1.1%	191	0.4%	1,354	1.2%	557	0.5%
Other direct costs	4,111	7.0%	3,804	7.0%	8,098	7.2%	7,485	7.0%
Other operating expenses	$10,209	17.5%	$8,782	16.2%	$19,868	17.7%	$18,542	17.4%

The current quarter and year-to-date period increases in other operating expenses were primarily due to increased marketing and higher pre-opening costs at Keke's related to new unit openings. The year-to-date period also benefited from favorable legal settlement costs related to unfavorable developments in certain claims during the prior period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 25, 2025		June 26, 2024		June 25, 2025		June 26, 2024
	(In thousands)
Royalties	$29,091	49.1%	$30,014	48.7%	$56,928	48.7%	$59,320	49.7%
Advertising revenue	19,490	32.9%	20,788	33.8%	38,563	33.0%	38,926	32.7%
Initial and other fees	2,804	4.7%	2,448	4.0%	5,678	4.9%	4,264	3.6%
Occupancy revenue	7,877	13.3%	8,329	13.5%	15,830	13.5%	16,701	14.0%
Franchise and license revenue	$59,262	100.0%	$61,579	100.0%	$116,999	100.0%	$119,211	100.0%

Advertising costs	$19,490	32.9%	$20,788	33.8%	$38,563	33.0%	$38,926	32.7%
Occupancy costs	4,872	8.2%	5,094	8.3%	9,805	8.4%	10,226	8.6%
Other direct franchise costs	4,855	8.2%	7,546	12.3%	9,203	7.9%	11,650	9.8%
Costs of franchise and license revenue	$29,217	49.3%	$33,428	54.3%	$57,571	49.2%	$60,802	51.0%

Franchise and license revenue decreased $2.3 million, or 3.8%, for the quarter ended June 25, 2025 and $2.2 million, or 1.9%, year-to-date compared to the prior year periods. Royalties decreased $0.9 million, or 3.1%, and $2.4 million, or 4.0%, for the current quarter and year-to-date periods, respectively, compared to the prior year periods. The decreases in royalties primarily resulted from a decrease of 59 Denny's franchise equivalent units for the current quarter and 63 franchise equivalent units year-to-date compared to the prior year periods, and a decrease in Denny's domestic franchise same-store sales of 1.4% for the current quarter and 2.3% year-to-date as compared to the prior year periods. The decreases also include Keke's franchise equivalent unit decreases of three units for the current quarter and year-to-date periods, respectively. These decreases were partially offset by an increase in Keke's franchise same-store sales of 4.2% for the current quarter and 4.2% year-to-date as compared to the prior year periods.

Advertising revenue decreased $1.3 million, or 6.2%, for the quarter ended June 25, 2025 and $0.4 million, or 0.9%, year-to-date compared to the prior year periods. The decrease in advertising revenue for the current quarter and year-to-date periods primarily resulted from the decrease in Denny's franchise equivalent units and same-store sales noted above. In addition, local advertising co-op contributions decreased by $0.7 million and increased by $1.1 million for the current quarter and year-to-date periods, respectively.

Initial and other fees increased $0.4 million, or 14.6%, for the quarter ended June 25, 2025 and $1.4 million, or 33.2%, year-to-date compared to the prior year periods. These increases in initial and other fees were driven by increased revenue of $0.2 million and $0.5 million from sales of equipment to franchisees for the current quarter and year-to-date periods, respectively. The year-to-date period ended June 25, 2025 also included the collection of a $0.6 million early franchise termination fee.

Occupancy revenue decreased $0.5 million, or 5.4%, for the current quarter and $0.9 million, or 5.2%, year-to-date compared to the prior year periods, primarily due to lease terminations and modifications.

Costs of franchise and license revenue decreased $4.2 million, or 12.6%, for the quarter ended June 25, 2025 and $3.2 million, or 5.3%, year-to-date compared to the prior year periods. Advertising costs decreased $1.3 million, or 6.2%, for the current quarter and decreased $0.4 million, or 0.9%, year-to-date, which corresponds to the related advertising revenue decreases for the current quarter and year-to-date periods noted above. Occupancy costs decreased $0.2 million, or 4.3%, for the current quarter and $0.4 million, or 4.1%, year-to-date compared to the prior year periods, primarily due to lease terminations. Other direct franchise costs decreased $2.7 million, or 35.7%, for the current quarter and $2.4 million, or 21.0%, year-to-date compared to the prior year periods. The decrease in other direct franchise costs for the current quarter and the year-to-date period was primarily due to a $2.6 million distribution to franchisees related to a review of advertising costs in the prior year periods. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 49.3% and 49.2% of franchise and license revenue for the quarter and year-to-date periods ended June 25, 2025, respectively, from 54.3% and 51.0% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Corporate administrative expenses	$15,226	$15,776	$30,470	$30,968
Share-based compensation	2,982	2,624	5,767	5,400
Incentive compensation	2,759	1,898	5,016	4,421
Deferred compensation valuation adjustments	478	188	222	919
Total general and administrative expenses	$21,445	$20,486	$41,475	$41,708

Total general and administrative expenses increased $1.0 million, or 4.7%, for the quarter ended June 25, 2025 and decreased $0.2 million, or 0.6%, year-to-date compared to the prior year periods.

Corporate administrative expenses decreased $0.6 million for the quarter and $0.5 million for the year-to-date period, primarily due to the elimination of positions during each period. Share-based compensation increased by $0.4 million for the quarter and the year-to-date period. The increases for both periods were primarily due to plan performance adjustments in the prior year. Incentive compensation increased by $0.9 million for the quarter and $0.6 million for the year-to-date period. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating income, net, for the corresponding periods.

Depreciation and amortization consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Depreciation of property and equipment	$3,545	$2,823	$6,815	$5,478
Amortization of finance lease ROU assets	299	348	607	700
Amortization of intangible and other assets	534	564	1,063	1,138
Total depreciation and amortization expense	$4,378	$3,735	$8,485	$7,316

The increases in total depreciation and amortization expense for the quarter and year-to-date periods ended June 25, 2025 were primarily due to new Keke's units.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
(Gains) losses on sales of assets and other, net	$425	$526	$(1,317)	$(94)
Impairment charges	49	619	3,265	714
Restructuring charges and exit costs	1,226	420	3,663	618
Operating (gains), losses and other charges, net	$1,700	$1,565	$5,611	$1,238

(Gains) losses on sales of assets and other, net for the quarter and year-to-date periods ended June 25, 2025 and June 26, 2024 were primarily related to the sales of real estate and restaurants.

We recorded impairment charges of less than $0.1 million and $3.3 million for the quarter and year-to-date periods ended June 25, 2025, primarily related to closed franchise restaurants and the relocation of certain support functions.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Exit costs	$9	$49	$49	$91
Severance and other restructuring charges	1,217	371	3,614	527
Total restructuring and exit costs	$1,226	$420	$3,663	$618

Severance and other restructuring charges for the quarter and year-to-date periods ended June 25, 2025 primarily consisted of severance costs resulting from the elimination of 26 positions during the quarter and 66 positions year-to-date, as part of a cost savings initiative.

Operating income was $8.6 million for the quarter ended June 25, 2025 and $13.8 million year-to-date compared to $9.1 million and $19.1 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
	(In thousands)
Interest on credit facility	$4,666	$5,167	$9,213	$10,224
Interest income on interest rate swaps	(840)	(1,536)	(1,915)	(3,044)
Interest on finance lease liabilities	463	497	933	1,006
Letters of credit and other fees	102	179	214	311
Interest income	(56)	(61)	(100)	(132)
Total cash interest, net	4,335	4,246	8,345	8,365
Amortization of deferred financing costs	159	159	318	318
Amortization of interest rate swap losses	879	167	1,138	309
Interest accretion on other liabilities	1	1	1	1
Total interest expense, net	$5,374	$4,573	$9,802	$8,993

Interest expense, net increased $0.8 million for both the quarter and year-to-date periods ended June 25, 2025, respectively, primarily due to increases in amortization of interest rate swap losses. We expect to amortize $4.2 million from accumulated other comprehensive loss, net to interest expense, net related to dedesignated interest rate swaps during the next 12 months.

Other nonoperating income, net increased $0.3 million and decreased $0.5 million for the quarter and year-to-date periods ended June 25, 2025, respectively, compared to the prior year periods. These changes were primarily due to market value changes of deferred compensation plan investments.

Provision for income taxes was $1.3 million for the quarter ended June 25, 2025 and $1.6 million year-to-date compared to $1.2 million and $2.7 million, respectively, for the prior year periods. The effective tax rate was 34.3% for the current quarter and 36.2% year-to-date, compared to 25.1% and 24.8% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date periods ended June 25, 2025 included discrete items relating to share-based compensation of 9.0% and 11.5%, respectively. We did not have similar discrete items for the quarter and year-to-date periods ended June 26, 2024. We expect the 2025 fiscal year effective tax rate to be between 23% and 27%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

On July 4, 2025, H.R. 1, the budget bill known as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Net income was $2.5 million for the quarter ended June 25, 2025 and $2.8 million year-to-date compared to $3.6 million and $8.3 million for the prior year periods, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 25, 2025	June 26, 2024
	(In thousands)
Net cash provided by operating activities	$14,368	$14,396
Net cash used in investing activities	(17,536)	(10,349)
Net cash provided by (used in) financing activities	2,636	(7,774)
Decrease in cash and cash equivalents	$(532)	$(3,727)

Net cash flows provided by operating activities were $14.4 million for the year-to-date period ended June 25, 2025 and the year-to-date period ended June 26, 2024, respectively. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $17.5 million for the year-to-date period ended June 25, 2025. These cash flows included capital expenditures of $16.4 million and acquisitions of restaurants of $4.1 million, partially offset by net proceeds from asset sales of $1.9 million and investment sales of $1.1 million. Net cash flows used in investing activities were $10.3 million for the year-to-date period ended June 26, 2024. These cash flows included capital expenditures of $9.9 million and investment purchases of $1.5 million, partially offset by net proceeds from asset sales of $1.0 million.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 25, 2025	June 26, 2024
	(In thousands)
Facilities	$3,365	$2,182
New construction	9,044	5,427
Remodeling	3,128	510
Information technology	297	861
Other	550	968
Capital expenditures	$16,384	$9,948

Net cash flows provided by financing activities were $2.6 million for the year-to-date period ended June 25, 2025, including net long-term debt borrowings of $6.7 million, partially offset by cash payments of tax withholding on share-based compensation of $1.0 million, payments for stock repurchases of $1.7 million and net bank overdraft payments of $1.4 million. Net cash flows used in financing activities were $7.8 million for the year-to-date period ended June 26, 2024, which included net long-term debt borrowings of $1.3 million and net bank overdraft borrowings of $2.2 million, partially offset by cash payments for stock repurchases of $9.4 million and payments of tax withholding on share-based compensation of $1.9 million.

Our working capital deficit was $55.7 million at June 25, 2025 compared to $55.6 million at December 25, 2024. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

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

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of June 25, 2025, our consolidated leverage ratio was 3.98 times and our consolidated fixed charge coverage ratio was 2.05 times. We were in compliance with all financial covenants as of June 25, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of June 25, 2025, we had outstanding revolver loans of $268.6 million and outstanding letters of credit under the credit facility of $15.9 million. These balances resulted in unused commitments of $115.5 million as of June 25, 2025 under the credit facility.

As of June 25, 2025, borrowings under the credit facility bore interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bore interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.67% and 6.98% as of June 25, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.36% and 5.01% as of June 25, 2025 and December 25, 2024, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 25, 2025, borrowings under our credit facility bore interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps designated as cash flow hedges as of June 25, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$614	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$189,000	(1)	$11,131	3.09%
Total			$239,000		$11,745

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of June 25, 2025, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 89% of total debt. Based on the levels of borrowings under the credit facility at June 25, 2025, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 25, 2025, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Depending on market considerations, fluctuations in the fair values of our interest rate swaps could be significant. With the exception of these changes in the fair value of our interest rate swaps and in the levels of borrowings under our credit facility, there have been no material changes in our quantitative and qualitative market risks since the end of the preceding fiscal year. For additional information related to our interest rate swaps, including changes in the fair value, refer to Note 6, Note 7 and Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 25, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 27, 2025 - April 23, 2025	143	$3.34	143	$87,736
April 24, 2025 - May 21, 2025	37	3.56	37	$87,602
May 22, 2025 - June 25, 2025	—	—	—	$87,602
Total	180	$3.39	180

(1)Average price paid per share excludes commissions and any excise taxes paid.
(2)On December 2, 2019, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to an additional $250 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 25, 2025, we purchased 0.2 million shares of our common stock for an aggregate consideration of $0.6 million pursuant to the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 25, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1	Denny's Corporation Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 3, 2025).

31.1	Certification of Kelli F. Valade, Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	August 4, 2025	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	August 4, 2025	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller