Form 10-Q
period 2025-09-24
DENNY'S Corp
filed 2025-11-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2025
or
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
Yes ☐   No  ☒

As of October 28, 2025, 51,498,994 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 24, 2025	December 25, 2024
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,224	$1,698
Investments	—	1,106
Receivables, net	16,137	24,433
Inventories	2,122	1,747
Assets held for sale	891	381
Prepaid and other current assets	12,226	10,628
Total current assets	33,600	39,993
Property, net of accumulated depreciation of $164,955 and $159,588, respectively	123,827	111,417
Finance lease right-of-use assets, net of accumulated amortization of $7,076 and $6,783, respectively	5,397	6,200
Operating lease right-of-use assets, net	135,464	124,738
Goodwill	68,532	66,357
Intangible assets, net	89,271	91,739
Deferred financing costs, net	589	1,066
Other noncurrent assets	46,238	54,764
Total assets	$502,918	$496,274

Liabilities
Current liabilities:
Current finance lease liabilities	$1,347	$1,284
Current operating lease liabilities	15,215	15,487
Accounts payable	23,833	19,985
Other current liabilities	54,651	58,842
Total current liabilities	95,046	95,598
Long-term liabilities:
Long-term debt	259,500	261,300
Noncurrent finance lease liabilities	8,376	9,284
Noncurrent operating lease liabilities	132,007	120,841
Liability for insurance claims, less current portion	5,904	5,866
Deferred income taxes, net	8,731	9,964
Other noncurrent liabilities	26,048	27,446
Total long-term liabilities	440,566	434,701
Total liabilities	535,612	530,299
Shareholders' deficit
Common stock $0.01 par value; 135,000 shares authorized; September 24, 2025: 51,897 shares issued and 51,499 outstanding; December 25, 2024: 51,329 shares issued and outstanding	$519	$513
Paid-in capital	6,882	—
Retained earnings (deficit)	929	(2,499)
Accumulated other comprehensive loss, net	(39,429)	(32,039)
Treasury stock, at cost, 398 and 0 shares, respectively	(1,595)	—
Total shareholders' deficit	(32,694)	(34,025)
Total liabilities and shareholders' deficit	$502,918	$496,274
See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$57,375	$52,701	$169,670	$159,391
Franchise and license revenue	55,869	59,058	172,868	178,269
Total operating revenue	113,244	111,759	342,538	337,660
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	14,623	13,611	43,920	40,554
Payroll and benefits	21,698	19,838	64,663	60,805
Occupancy	5,482	4,443	15,722	13,687
Other operating expenses	8,367	8,928	28,235	27,470
Total costs of company restaurant sales, excluding depreciation and amortization	50,170	46,820	152,540	142,516
Costs of franchise and license revenue, excluding depreciation and amortization	26,808	28,999	84,379	89,801
General and administrative expenses	22,567	19,831	64,042	61,539
Depreciation and amortization	4,434	3,622	12,919	10,938
Goodwill impairment charges	—	—	—	20
Operating (gains), losses and other charges, net	(1,129)	746	4,482	1,984
Total operating costs and expenses, net	102,850	100,018	318,362	306,798
Operating income	10,394	11,741	24,176	30,862
Interest expense, net	5,318	4,571	15,120	13,564
Other nonoperating expense (income), net	3,137	(824)	2,736	(1,685)
Income before income taxes	1,939	7,994	6,320	18,983
Provision for income taxes	1,307	1,478	2,892	4,208
Net income	$632	$6,516	$3,428	$14,775

Net income per share - basic	$0.01	$0.12	$0.07	$0.28
Net income per share - diluted	$0.01	$0.12	$0.07	$0.28

Basic weighted average shares outstanding	52,054	52,148	52,146	52,635
Diluted weighted average shares outstanding	52,175	52,207	52,256	52,739

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Net income	$632	$6,516	$3,428	$14,775
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $3, $4, $8 and $23, respectively	8	12	25	63
Changes in the fair value of cash flow hedges, net of tax of $(509), $(2,687), $(2,319) and $416, respectively	(1,507)	(7,958)	(6,879)	1,234
Reclassification of cash flow hedges to interest expense, net of tax of $(214), $(400), $(697) and $(1,168), respectively	(638)	(1,182)	(2,070)	(3,458)
Amortization of unrealized losses related to interest rate swaps to interest expense, net of tax of $230, $49, $517 and $127, respectively	683	144	1,534	375
Other comprehensive loss	(1,454)	(8,984)	(7,390)	(1,786)
Total comprehensive income (loss)	$(822)	$(2,468)	$(3,962)	$12,989

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Quarters Ended September 24, 2025 and September 25, 2024
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 25, 2025	51,893	$519	(398)	$(1,595)	$4,175	$297	$(37,975)	$(34,579)
Net income	—	—	—	—	—	632	—	632
Other comprehensive loss	—	—	—	—	—	—	(1,454)	(1,454)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,707	—	—	2,707
Issuance of common stock for share-based compensation	4	—	—	—	—	—	—	—
Balance, September 24, 2025	51,897	$519	(398)	$(1,595)	$6,882	$929	$(39,429)	$(32,694)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 26, 2024	53,339	$533	(1,770)	$(15,925)	$10,135	$(13,525)	$(34,461)	$(53,243)
Net income	—	—	—	—	—	6,516	—	6,516
Other comprehensive loss	—	—	—	—	—	—	(8,984)	(8,984)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	2,994	—	—	2,994
Purchase of treasury stock, including excise tax	—	—	(246)	(1,766)	—	—	—	(1,766)
Issuance of common stock for share-based compensation	3	—	—	—	—	—	—	—
Balance, September 25, 2024	53,342	$533	(2,016)	$(17,691)	$13,129	$(7,009)	$(43,445)	$(54,483)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Three Quarters Ended September 24, 2025 and September 25, 2024
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2024	51,329	$513	—	$—	$—	$(2,499)	$(32,039)	$(34,025)
Net income	—	—	—	—	—	3,428	—	3,428
Other comprehensive loss	—	—	—	—	—	—	(7,390)	(7,390)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	6,888	—	—	6,888
Purchase of treasury stock, including excise tax	—	—	(398)	(1,595)	—	—	—	(1,595)
Issuance of common stock for share-based compensation	568	6	—	—	(6)	—	—	—
Balance, September 24, 2025	51,897	$519	(398)	$(1,595)	$6,882	$929	$(39,429)	$(32,694)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 27, 2023	52,906	$529	(667)	$(6,460)	$6,688	$(21,784)	$(41,659)	$(62,686)
Net income	—	—	—	—	—	14,775	—	14,775
Other comprehensive loss	—	—	—	—	—	—	(1,786)	(1,786)
Share-based compensation on equity classified awards, net of withholding tax	—	—	—	—	6,445	—	—	6,445
Purchase of treasury stock, including excise tax	—	—	(1,349)	(11,231)	—	—	—	(11,231)
Issuance of common stock for share-based compensation	436	4	—	—	(4)	—	—	—
Balance, September 25, 2024	53,342	$533	(2,016)	$(17,691)	$13,129	$(7,009)	$(43,445)	$(54,483)

See accompanying notes

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 24, 2025	September 25, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$3,428	$14,775
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,919	10,938
Goodwill impairment charges	—	20
Operating (gains), losses and other charges, net	4,482	1,984
Amortization on interest rate swaps, net	2,051	502
Amortization of deferred financing costs	478	477
Gains on investments	(36)	(121)
Gains on early termination of debt and leases	(8)	(42)
Deferred income tax expense (benefit)	844	(1,672)
Increase of tax valuation allowance	423	333
Share-based compensation expense	9,016	8,406
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	8,055	4,119
Inventories	(286)	341
Prepaids and other current assets	(1,597)	2,245
Other noncurrent assets	(4,334)	669
Operating lease assets and liabilities	(416)	(725)
Accounts payable	5,996	(11,087)
Other accrued liabilities	(8,840)	(7,824)
Other noncurrent liabilities	(1,833)	(2,391)
Net cash flows provided by operating activities	30,342	20,947
Cash flows from investing activities:
Capital expenditures	(25,649)	(17,710)
Acquisition of restaurants	(4,105)	—
Proceeds from asset sales	3,486	1,360
Investment purchases	—	(1,500)
Proceeds from sale of investments	1,142	—
Collections on notes receivable	784	489
Issuance of notes receivable	(767)	(255)
Net cash flows used in investing activities	(25,109)	(17,616)
Cash flows from financing activities:
Revolver borrowings	79,800	91,900
Revolver payments	(81,600)	(86,400)
Repayments of finance leases	(921)	(1,056)
Tax withholding on share-based payments	(1,006)	(1,881)
Purchase of treasury stock	(1,668)	(11,266)
Net bank overdrafts	688	1,945
Net cash flows used in financing activities	(4,707)	(6,758)
Increase (decrease) in cash and cash equivalents	526	(3,427)
Cash and cash equivalents at beginning of period	1,698	4,893
Cash and cash equivalents at end of period	$2,224	$1,466

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Introduction

Denny’s Corporation, or the Company, is one of America’s largest full-service restaurant chains based on number of restaurants. As of September 24, 2025, the Company consisted of 1,537 restaurants, 1,452 of which were franchised/licensed restaurants and 85 of which were company operated.

The Company consists of the Denny’s brand ("Denny's") and the Keke’s Breakfast Cafe brand (“Keke’s”). As of September 24, 2025, the Denny's brand consisted of 1,459 restaurants, 1,397 of which were franchised/licensed restaurants and 62 of which were company operated. As of September 24, 2025, the Keke's brand consisted of 78 restaurants, 55 of which were franchised restaurants and 23 of which were company operated.

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

In July 2025, the FASB issued the amendment ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendment provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets for revenue arising from contracts with customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 (our fiscal 2026). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables consisted of the following:

	September 24, 2025	December 25, 2024
	(In thousands)
Receivables, net:
Trade accounts receivable from franchisees	$11,205	$15,798
Notes and loan receivables from franchisees	208	490
Vendor receivables	2,254	3,632
Credit card receivables	710	1,815
Other	2,032	3,140
Allowance for credit losses	(272)	(442)
Total receivables, net	$16,137	$24,433

Note 4.    Goodwill and Intangible Assets

The following table reflects the changes in carrying amounts of goodwill and goodwill by segment:

		September 24, 2025
		(In thousands)
Balance, beginning of year		$66,357
Additions related to the acquisition of five Keke’s franchise units		2,157
Additions related to the acquisition of a Denny’s franchise unit		410
Write-offs and reclassifications associated with the sale of Keke's units		(392)
Balance, end of period		$68,532

Goodwill by segment consisted of the following:
	September 24, 2025	December 25, 2024
	(In thousands)
Denny’s	$37,917	$37,507
Other	30,615	28,850
Total goodwill	$68,532	$66,357

Intangible assets consisted of the following:

	September 24, 2025		December 25, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$79,687	$—	$79,687	$—
Liquor licenses	120	—	120	—
Intangible assets with definite lives:
Reacquired franchise rights	8,008	5,107	9,135	6,188
Franchise agreements	8,217	1,654	10,603	1,618
Intangible assets, net	$96,032	$6,761	$99,545	$7,806

Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.0 million for the quarter and year-to-date periods ended September 24, 2025, respectively. Amortization expense for intangible assets with definite lives totaled $0.4 million and $1.1 million for the quarter and year-to-date periods ended September 25, 2024, respectively.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 24, 2025	December 25, 2024
	(In thousands)
Accrued payroll	$16,799	$15,434
Current portion of liability for insurance claims	4,343	4,494
Accrued taxes	5,793	4,432
Accrued advertising	5,291	11,785
Gift cards	6,283	8,382
Accrued legal settlements	4,062	4,114
Accrued interest	4,281	4,368
Other	7,799	5,833
Other current liabilities	$54,651	$58,842

Note 6.     Fair Value of Financial Instruments

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fair value measurements as of September 24, 2025:
Deferred compensation plan investments (1)	$10,021	$10,021	$—	$—
Interest rate swaps (2)	8,876	—	8,876	—
Total	$18,897	$10,021	$8,876	$—

Fair value measurements as of December 25, 2024:
Deferred compensation plan investments (1)	$10,400	$10,400	$—	$—
Interest rate swaps (2)	20,841	—	20,841	—
Investments (3)	1,106	—	1,106	—
Total	$32,347	$10,400	$21,947	$—

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

Assets held and used that are measured at fair value on a non-recurring basis include property, operating lease right-of-use assets, finance lease right-of-use assets, goodwill and intangible assets. During the year-to-date period ended September 24, 2025, we recognized impairment charges of $3.3 million related to certain of these assets. See Note 9.

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

Note 7.     Long-Term Debt

As of September 24, 2025, the Company and certain of its subsidiaries had a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility included an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility was August 26, 2026.

On October 28, 2025, subsequent to the end of the third quarter, we entered into an amendment to our credit facility. As a result of the amendment, the maturity date of the credit facility was extended to January 29, 2027, the accordion feature was removed, and the capacity of the credit facility was reduced to $325 million. Additionally, pursuant to the amended credit facility we are prohibited from paying dividends and making share repurchases and other general investments are restricted. The credit facility amendment is filed as Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on November 3, 2025.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of September 24, 2025, our consolidated leverage ratio was 3.98 times and our consolidated fixed charge coverage ratio was 2.07 times. We were in compliance with all financial covenants as of September 24, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of September 24, 2025, we had outstanding revolver loans of $259.5 million and outstanding letters of credit under the credit facility of $15.9 million. These balances resulted in unused commitments of $124.6 million as of September 24, 2025 under the credit facility.

As of September 24, 2025, borrowings under the credit facility bear interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bear interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.73% and 6.98% as of September 24, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.30% and 5.01% as of September 24, 2025 and December 25, 2024, respectively.

Interest Rate Hedges
We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps designated as cash flow hedges as of September 24, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$375	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$192,000	(1)	$8,501	3.09%
Total			$242,000		$8,876

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

As of September 24, 2025, the fair value of the swaps designated as cash flow hedges was an asset of $8.9 million, recorded as a component of other noncurrent assets. The designated swaps have an offsetting amount (before taxes) recorded as a component of accumulated other comprehensive loss, net in our Consolidated Balance Sheets. See Note 13 for amounts recorded in accumulated other comprehensive loss related to interest rate swaps. During the year-to-date period ended September 24, 2025, we reclassified $2.8 million from accumulated other comprehensive loss, net as a reduction to interest expense, net. We expect to reclassify $3.7 million from accumulated other comprehensive loss, net as a reduction to interest expense, net in our Consolidated Statements of Income related to swaps designated as cash flow hedges during the next 12 months.

Amortization of Certain Amounts Included in Accumulated Other Comprehensive Loss, Net

At September 24, 2025, we had a total of $61.4 million (before taxes) included in accumulated other comprehensive loss, net related to (i) the discontinuance of hedge accounting treatment related to certain cash flow hedges in prior years and (ii) the fair value of certain swaps at the date of designation as cash flow hedges that are being amortized into our Consolidated Statements of Income as a component of interest expense, net over the remaining term of the related swap.

For the quarter and year-to-date periods ended September 24, 2025, we recorded unrealized losses of $0.9 million and $2.1 million to interest expense, net, respectively. For the quarter and year-to-date periods ended September 25, 2024, we recorded unrealized losses of $0.2 million and $0.5 million to interest expense, net, respectively. We expect to amortize $4.6 million from accumulated other comprehensive loss, net to interest expense, net in our Consolidated Statements of Income related to dedesignated interest rate swaps during the next 12 months.

Debt Issuance Costs Expensed

During the quarter and year-to-date periods ended September 24, 2025, the Company expensed approximately $3.7 million of debt issuance costs as a component of other nonoperating expense (income), net related to a debt issuance no longer considered probable of occurring as a result of the proposed merger of the Company as discussed in Note 17.

Note 8.     Revenues

The following table disaggregates our revenue by sales channel and type of good or service:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Company restaurant sales	$57,375	$52,701	$169,670	$159,391
Franchise and license revenue:
Royalties	27,745	29,101	84,673	88,421
Advertising revenue	18,604	20,172	57,167	59,098
Initial and other fees	1,772	1,639	7,450	5,903
Occupancy revenue	7,748	8,146	23,578	24,847
Franchise and license revenue	55,869	59,058	172,868	178,269
Total operating revenue	$113,244	$111,759	$342,538	$337,660

Franchise occupancy revenue consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Operating lease revenue	$5,898	$6,063	$17,732	$18,262
Variable lease revenue	1,850	2,083	5,846	6,585
Total occupancy revenue	$7,748	$8,146	$23,578	$24,847

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

The components of the change in deferred franchise revenue are as follows:

(In thousands)
Balance, December 25, 2024	$16,968
Fees received from franchisees	854
Revenue recognized (1)	(2,405)
Balance, September 24, 2025	15,417
Less current portion included in other current liabilities	1,970
Deferred franchise revenue included in other noncurrent liabilities	$13,447
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

The components of the change in contract assets are as follows:

(In thousands)
Balance, December 25, 2024	$6,706
Franchisee deferred costs	5,261
Contract asset amortization	(1,162)
Balance, September 24, 2025	10,805
Less current portion included in other current assets	1,213
Contract assets included in other noncurrent assets	$9,592

The Company purchases equipment related to various programs for franchise restaurants. We bill our franchisees and recognize revenue when the related equipment is installed, less amounts contributed from the Company, which have been deferred as contract assets in the table above. We recognized $0.1 million and $1.0 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date periods ended September 24, 2025, respectively. We recognized $0.1 million and $0.6 million of revenue, recorded as a component of initial and other fees, related to the sale of equipment to franchisees during the quarter and year-to-date periods ended September 25, 2024, respectively. As of September 24, 2025, we had $0.5 million in inventory and $0.2 million in receivables related to the purchased equipment. As of December 25, 2024, we had $0.2 million in inventory and $0.4 million in receivables related to the purchased equipment.

As of September 24, 2025, deferred franchise revenue, net of contract asset amortization, expected to be recognized in the future is as follows:

(In thousands)
Remainder of 2025	$174
2026	773
2027	753
2028	636
2029	539
Thereafter	1,737
Deferred franchise revenue, net	$4,612
Deferred gift card liabilities consist of the unredeemed portion of gift cards sold in company restaurants and at third party locations. The balance of deferred gift card liabilities represents our remaining performance obligations to our customers. The balance of deferred gift card liabilities as of September 24, 2025 and December 25, 2024 was $6.3 million and $8.4 million, respectively. During the year-to-date period ended September 24, 2025, we recognized revenue of $0.5 million from gift card redemptions at company restaurants.

Note 9.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
(Gains) losses on sales of assets and other, net	$(1,400)	$6	$(2,717)	$(88)
Impairment charges	—	78	3,265	792
Restructuring charges and exit costs	271	662	3,934	1,280
Operating (gains), losses and other charges, net	$(1,129)	$746	$4,482	$1,984

During the quarters and year-to-date periods ended September 24, 2025 and September 25, 2024, (gains) losses on sales of assets and other, net were primarily related to the sales of real estate and restaurants.

As of September 24, 2025, we had recorded assets held for sale at their carrying amount of $0.9 million (consisting of property of $0.5 million and goodwill of $0.4 million) related to two restaurants. As of December 25, 2024, we had recorded assets held for sale at their carrying amount of $0.4 million (consisting of property) related to two parcels of real estate.

We recorded impairment charges of $3.3 million for the year-to-date period ended September 24, 2025. The $3.3 million included $2.0 million related to franchise agreements for closed units. Additionally, $0.4 million of property and $0.9 million of operating lease right-of-use assets were impaired related to the relocation of certain support functions.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Exit costs	$29	$231	$78	$322
Severance and other restructuring charges	242	431	3,856	958
Total restructuring charges and exit costs	$271	$662	$3,934	$1,280

Exit costs primarily consist of costs related to closed restaurants. Exit cost liabilities related to lease costs are included as a component of operating lease liabilities in our Consolidated Balance Sheets.

Severance and other restructuring charges for the quarter and year-to-date periods ended September 24, 2025 primarily consisted of severance costs resulting from the elimination of two positions during the quarter and 68 positions year-to-date, as part of a cost savings initiative. As of September 24, 2025 and December 25, 2024, we had accrued severance and other restructuring charges of $1.2 million and $0.3 million, respectively. The balance as of September 24, 2025 is expected to be paid during the next 12 months.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of general and administrative expenses was as follows:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Employee share awards	$3,070	$2,773	$8,394	$7,753
Restricted stock units for board members	179	233	622	653
Total share-based compensation	$3,249	$3,006	$9,016	$8,406

Employee Share Awards

During the year-to-date period ended September 24, 2025, we granted certain employees 0.9 million performance share units (“PSUs”) with a weighted average grant date fair value of $6.73 per share that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies. Half of these PSUs will be settled in cash, net of taxes (liability-classified awards) and half will be settled in shares of stock, net of shares withheld for taxes (equity-classified awards). As the TSR based PSUs contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The performance period for these PSUs is the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. The PSUs will vest and be earned at the end of the performance period at which point the relative TSR achievement percentages will be applied to the vested units (from 0% to 150% of the target award).

During the year-to-date period ended September 24, 2025, we also granted certain employees 1.4 million restricted stock units ("RSUs") with a weighted average grant date fair value of $6.05 per share. These RSUs generally vest evenly over the three-year fiscal period beginning December 26, 2024 and ending December 29, 2027. We recognize compensation cost associated with these RSU awards on a straight-line basis over the entire performance period of the award.

During the year-to-date period ended September 24, 2025, we issued 0.3 million shares of common stock related to vested PSUs and RSUs for employees. In addition, 0.2 million shares of common stock were withheld in lieu of taxes related to vested PSUs and RSUs.

As of September 24, 2025, we had $17.0 million of unrecognized compensation cost related to unvested PSU awards and RSU awards outstanding, which have a weighted average remaining contractual term of 1.8 years.

Restricted Stock Units for Board Members

During the year-to-date period ended September 24, 2025, we granted 0.2 million RSUs (which are equity classified) with a weighted average grant date fair value of $4.44 per unit to non-employee members of our Board of Directors. The RSUs vest after a one-year service period. A director may elect to convert these awards to shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors), upon termination as a member of our Board of Directors, or in three equal annual installments commencing after termination of service as a member of our Board of Directors.

During the year-to-date period ended September 24, 2025, 0.2 million RSUs were converted into shares of common stock and fewer than 0.1 million RSUs were converted to cash.

As of September 24, 2025, we had $0.5 million of unrecognized compensation cost related to unvested RSU awards outstanding, which have a weighted average remaining contractual term of 0.6 years.

Note 11.     Income Taxes

The effective income tax rate was 67.4% for the quarter and 45.8% for the year-to-date period ended September 24, 2025, compared to 18.5% and 22.2% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date periods ended September 24, 2025 included discrete items relating to share-based compensation of 9.3% and 10.8%, respectively. The effective income tax rate for the year-to-date period ended September 25, 2024 included discrete items relating to share-based compensation of 0.1%.

On July 4, 2025, H.R. 1, the budget bill known as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Provisions effective in 2025 have been reflected in the quarter ended September 24, 2025. We currently expect a beneficial cash flow impact in fiscal 2025 from the enhanced expensing provisions. The OBBBA does not materially impact our effective tax rate in fiscal year 2025.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands, except per share amounts)
Net income	$632	$6,516	$3,428	$14,775

Weighted average shares outstanding - basic	52,054	52,148	52,146	52,635
Effect of dilutive share-based compensation awards	121	59	110	104
Weighted average shares outstanding - diluted	52,175	52,207	52,256	52,739

Net income per share - basic	$0.01	$0.12	$0.07	$0.28
Net income per share - diluted	$0.01	$0.12	$0.07	$0.28

Anti-dilutive share-based compensation awards	1,239	618	1,230	758

Note 13.     Shareholders' Deficit

Share Repurchases

Our Board of Directors approves share repurchases of our common stock. Under the current $250 million share repurchase authorization approved by the Board of Directors in December 2019, when not restricted by our credit facility terms, we have from time to time, purchased shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. On October 28, 2025, we entered into an amendment to our credit facility. Pursuant to the amended credit facility, we are prohibited from making share repurchases.

During the year-to-date period ended September 24, 2025, we repurchased a total of 0.4 million shares of our common stock for $1.6 million, including excise taxes. This brings the total amount repurchased under the current authorization to $162.4 million, including excise taxes, leaving $87.6 million that can be used to repurchase our common stock under this authorization as of September 24, 2025. Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

In the fourth quarter of fiscal 2024, the Board approved the retirement of 2.0 million shares of treasury stock at a weighted average share price of $8.78, including excise taxes. As of September 24, 2025, 0.4 million shares were held in treasury stock.

Accumulated Other Comprehensive Loss, Net

The components of the change in accumulated other comprehensive loss, net were as follows:

	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Loss, Net
	(In thousands)
Balance as of December 25, 2024	$(209)	$(31,830)	$(32,039)
Amortization of net loss (1)	32	—	32
Settlement loss recognized (1)	1	—	1
Changes in the fair value of cash flow hedges	—	(9,198)	(9,198)
Reclassification of cash flow hedges to interest expense, net (2)	—	(2,767)	(2,767)
Amortization of unrealized losses related to interest rate swaps to interest expense, net	—	2,051	2,051
Income tax expense related to items of other comprehensive income (loss)	(8)	2,499	2,491
Balance as of September 24, 2025	$(184)	$(39,245)	$(39,429)

(1)    Before-tax amount related to our defined benefit plans that was reclassified from accumulated other comprehensive loss, net and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income during the year-to-date period ended September 24, 2025.
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

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 24, 2025	September 25, 2024
	(In thousands)
Income taxes paid, net	$2,689	$4,344
Interest paid	$12,845	$12,469

Noncash investing and financing activities:
Restaurant acquisition payable	$284	$—
Accrued purchase of property	$125	$513
Issuance of common stock, pursuant to share-based compensation plans	$2,400	$3,815
Execution of finance leases	$214	$1,514
Treasury stock excise tax payable	$—	$528
Receivables included in acquisition of restaurants	$224	$—

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

The following tables present revenues by segment and a reconciliation of restaurant-level operating margin to net income:

	Quarter Ended September 24, 2025			Three Quarters Ended September 24, 2025
	Denny's	Other	Total	Denny's	Other	Total
Revenues	(In thousands)			(In thousands)
Company restaurant sales	$47,567	$9,808	$57,375	$141,747	$27,923	$169,670
Franchise and license revenue:
Royalties	26,552	1,193	27,745	81,056	3,617	84,673
Advertising revenue	18,158	446	18,604	55,825	1,342	57,167
Initial and other fees	1,697	75	1,772	7,168	282	7,450
Occupancy revenue	7,583	165	7,748	23,347	231	23,578
Total franchise and license revenue	53,990	1,879	55,869	167,396	5,472	172,868
Total operating revenue	101,557	11,687	113,244	309,143	33,395	342,538
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	11,814	2,809	14,623	35,834	8,086	43,920
Payroll and benefits	17,437	4,261	21,698	53,101	11,562	64,663
Occupancy costs	4,247	1,235	5,482	12,153	3,569	15,722
Other operating expenses:
Utilities	1,752	385	2,137	4,727	933	5,660
Repairs and maintenance	700	99	799	2,206	276	2,482
Marketing	1,762	275	2,037	5,660	791	6,451
Legal settlements	323	7	330	1,130	(4)	1,126
Pre-opening costs	—	473	473	—	1,827	1,827
Other direct costs	1,788	803	2,591	8,356	2,333	10,689
Total costs of company restaurant sales, excluding depreciation and amortization	39,823	10,347	50,170	123,167	29,373	152,540
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	18,158	446	18,604	55,825	1,342	57,167
Occupancy costs	4,734	163	4,897	14,473	229	14,702
Other direct costs	3,067	240	3,307	11,587	923	12,510
Total costs of franchise and license revenue, excluding depreciation and amortization	25,959	849	26,808	81,885	2,494	84,379
Total restaurant-level operating margin	35,775	491	36,266	104,091	1,528	105,619
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			22,567			64,042
Depreciation and amortization			4,434			12,919
Operating (gains), losses and other charges, net			(1,129)			4,482
Total other operating expenses			25,872			81,443
Operating income			10,394			24,176
Interest expense, net			5,318			15,120
Other nonoperating expense, net			3,137			2,736
Income before income taxes			1,939			6,320
Provision for income taxes			1,307			2,892
Net income			$632			$3,428

	Quarter Ended September 25, 2024			Three Quarters Ended September 25, 2024
	Denny's	Other	Total	Denny's	Other	Total
Revenues	(In thousands)			(In thousands)
Company restaurant sales	$48,046	$4,655	$52,701	$145,770	$13,621	$159,391
Franchise and license revenue:
Royalties	27,931	1,170	29,101	84,761	3,660	88,421
Advertising revenue	19,741	431	20,172	57,760	1,338	59,098
Initial and other fees	1,534	105	1,639	5,646	257	5,903
Occupancy revenue	8,113	33	8,146	24,791	56	24,847
Total franchise and license revenue	57,319	1,739	59,058	172,958	5,311	178,269
Total operating revenue	105,365	6,394	111,759	318,728	18,932	337,660
Cost and expenses
Costs of company restaurant sales, excluding depreciation and amortization:
Product costs	12,348	1,263	13,611	36,892	3,662	40,554
Payroll and benefits	17,959	1,879	19,838	54,990	5,815	60,805
Occupancy costs	3,796	647	4,443	11,840	1,847	13,687
Other operating expenses:
Utilities	1,819	140	1,959	4,916	393	5,309
Repairs and maintenance	901	63	964	2,825	152	2,977
Marketing	1,720	139	1,859	4,959	380	5,339
Legal settlements	132	20	152	1,778	31	1,809
Pre-opening costs	—	209	209	—	766	766
Other direct costs	3,364	421	3,785	10,012	1,258	11,270
Total costs of company restaurant sales, excluding depreciation and amortization	42,039	4,781	46,820	128,212	14,304	142,516
Costs of franchise and license revenue, excluding depreciation and amortization:
Advertising costs	19,741	431	20,172	57,760	1,338	59,098
Occupancy costs	5,223	33	5,256	15,427	55	15,482
Other direct costs	3,347	224	3,571	14,579	642	15,221
Total costs of franchise and license revenue, excluding depreciation and amortization	28,311	688	28,999	87,766	2,035	89,801
Total restaurant-level operating margin	35,015	925	35,940	102,750	2,593	105,343
Reconciliation of restaurant-level operating margin to net income
General and administrative expenses			19,831			61,539
Depreciation and amortization			3,622			10,938
Goodwill impairment charges			—			20
Operating (gains), losses and other charges, net			746			1,984
Total other operating expenses			24,199			74,481
Operating income			11,741			30,862
Interest expense, net			4,571			13,564
Other nonoperating income, net			(824)			(1,685)
Income before income taxes			7,994			18,983
Provision for income taxes			1,478			4,208
Net income			$6,516			$14,775

	September 24, 2025	December 25, 2024
Segment assets:	(In thousands)
Denny’s	$322,819	$344,986
Other	180,099	151,288
Total assets	$502,918	$496,274

Note 17. Subsequent Event

Agreement and Plan of Merger

On November 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), made by and among Sparkle Topco Corp., a Delaware corporation (“Parent”); Sparkle Acquisition Corp., a Delaware corporation and a wholly owned, indirect subsidiary of Parent (“Merger Sub”); and the Company. On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Surviving Corporation”). In the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned directly by the Company (or any wholly owned Subsidiary of the Company), Parent, Merger Sub or any of their respective Affiliates immediately prior to the Effective Time of the Merger, which shall be cancelled and retired and shall cease to exist, and no consideration delivered in exchange for such cancellation and retirement, and (ii) shares outstanding immediately prior to the Effective Time of the Merger and held by a holder who has neither voted in favor of the Merger nor consented thereto in writing and who is entitled to demand, and has properly demanded, appraisal for such shares in accordance with, and who complies in all respects with, Section 262 of the Delaware General Corporation Law in respect of such shares) shall be converted into the right to receive cash in the amount of $6.25 per share, without interest, less any required withholding taxes. Restricted stock units of the Company, including deferred stock units, with respect to shares of common stock issued under a Company equity plan that are at the time of determination, subject to vesting or forfeiture based solely only on criteria related to continued service or employment (“Company RSUs”) outstanding immediately before the effective time of the Merger shall, automatically and without any action on the part of the Company, Parent or the holder thereof, be cancelled and terminated and converted into the right to receive from the Surviving Corporation an amount in cash (without interest and subject to applicable withholding taxes) equal to the product obtained by multiplying (x) the aggregate number of shares of common stock underlying such Company RSU, by (y) $6.25. Restricted stock units of the Company with respect to shares of common stock issued under a Company equity plan that are at the time of determination, subject to conditions of vesting or forfeiture that are based on performance criteria (“Company PSUs”) outstanding immediately before the effective time of the Merger shall, automatically and without any action on the part of the Company, Parent or the holder thereof, be cancelled and terminated and converted into the right to receive from the Surviving Corporation an amount in cash (without interest and subject to applicable withholding Taxes) equal to the product obtained by multiplying (x) the aggregate number of shares of common stock underlying such Company PSUs (with such number of shares of common stock determined in accordance with the terms of the applicable award agreement pursuant to which such Company PSU was granted, as contemplated by the Merger Agreement, by (y) $6.25.

The respective obligations of the Company, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger Agreement by our stockholders, the absence of any legal prohibitions against the Merger by a governmental authority of competent jurisdiction and the accuracy of the representations and warranties of the parties set forth in the Merger Agreement, subject in most cases to “material adverse effect” qualifications. Additionally, each of the parties shall have performed in all material respects all obligations required to be performed by such party. Stockholder approval of the Merger Agreement requires approval by holders of a majority of the outstanding shares of common stock entitled to vote thereon.

The transaction is expected to close during the first quarter of calendar year 2026.

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

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company urges caution in considering its current trends and any outlook on its operations and financial results disclosed in this report. In addition, certain matters discussed in this report may constitute forward-looking statements. These forward-looking statements, which reflect management's best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors that may cause the actual performance of Denny’s Corporation, its subsidiaries, and underlying restaurants to be materially different from the performance indicated or implied by such statements. Words such as “expect”, “anticipate”, “believe”, “intend”, “plan”, “hope”, "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause actual performance to differ materially from the performance indicated by these forward-looking statements include, among others: economic, public health and political conditions that impact consumer confidence and spending; commodity and labor inflation; the impacts of tariffs, particularly as it relates to product and equipment costs; the ability to effectively staff restaurants and support personnel; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, share repurchases and capital expenditures as well as the ability of our customers, suppliers, franchisees and lenders to access sources of liquidity to provide for their own cash needs; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; the potential impacts of activist stockholder actions or tactics; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment and geopolitical events (including acts of war and terrorism); and other factors from time to time set forth in the Company’s SEC reports and other filings, including but not limited to the discussion in Management’s Discussion and Analysis and the risks identified in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2024 and in the Company's subsequent quarterly reports on Form 10-Q.

Overview

We manage our business by brand and as a result have identified two operating segments, Denny’s and Keke’s. As of September 24, 2025, the Denny's brand consisted of 1,459 restaurants, 1,397 of which were franchised/licensed restaurants and 62 of which were company operated. At September 24, 2025, the Keke's brand consisted of 78 restaurants, 55 of which were franchised restaurants and 23 of which were company operated.

In addition, we have identified Denny’s as a reportable segment. The Denny’s reportable segment includes the results of all company and franchised and licensed Denny’s restaurants. Total revenues at Keke’s for the year-to-date period ended September 24, 2025 represented less than 10% of total consolidated revenues. Therefore, the Keke’s operating segment is included in Other for segment reporting purposes.

Statements of Income

The following table contains information derived from our Consolidated Statements of Income expressed as a percentage of total operating revenue, except as noted below. Percentages presented in the tables and throughout this MD&A may not sum due to rounding.

	Quarter Ended				Three Quarters Ended
	September 24, 2025		September 25, 2024		September 24, 2025		September 25, 2024
	(In thousands)
Revenue:
Company restaurant sales	$57,375	50.7%	$52,701	47.2%	$169,670	49.5%	$159,391	47.2%
Franchise and license revenue	55,869	49.3%	59,058	52.8%	172,868	50.5%	178,269	52.8%
Total operating revenue	113,244	100.0%	111,759	100.0%	342,538	100.0%	337,660	100.0%
Costs of company restaurant sales, excluding depreciation and amortization (a):
Product costs	14,623	25.5%	13,611	25.8%	43,920	25.9%	40,554	25.4%
Payroll and benefits	21,698	37.8%	19,838	37.6%	64,663	38.1%	60,805	38.1%
Occupancy	5,482	9.6%	4,443	8.4%	15,722	9.3%	13,687	8.6%
Other operating expenses	8,367	14.6%	8,928	16.9%	28,235	16.6%	27,470	17.2%
Total costs of company restaurant sales, excluding depreciation and amortization	50,170	87.4%	46,820	88.8%	152,540	89.9%	142,516	89.4%
Costs of franchise and license revenue, excluding depreciation and amortization (a)	26,808	48.0%	28,999	49.1%	84,379	48.8%	89,801	50.4%
General and administrative expenses	22,567	19.9%	19,831	17.7%	64,042	18.7%	61,539	18.2%
Depreciation and amortization	4,434	3.9%	3,622	3.2%	12,919	3.8%	10,938	3.2%
Goodwill impairment charges	—	0.0%	—	0.0%	—	0.0%	20	0.0%
Operating (gains), losses and other charges, net	(1,129)	(1.0)%	746	0.7%	4,482	1.3%	1,984	0.6%
Total operating costs and expenses, net	102,850	90.8%	100,018	89.5%	318,362	92.9%	306,798	90.9%
Operating income	10,394	9.2%	11,741	10.5%	24,176	7.1%	30,862	9.1%
Interest expense, net	5,318	4.7%	4,571	4.1%	15,120	4.4%	13,564	4.0%
Other nonoperating expense (income), net	3,137	2.8%	(824)	(0.7)%	2,736	0.8%	(1,685)	(0.5)%
Income before income taxes	1,939	1.7%	7,994	7.2%	6,320	1.8%	18,983	5.6%
Provision for income taxes	1,307	1.2%	1,478	1.3%	2,892	0.8%	4,208	1.2%
Net income	$632	0.6%	$6,516	5.8%	$3,428	1.0%	$14,775	4.4%

(a)Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Statistical Data	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(Dollars in thousands)
Denny's
Company average unit sales	$765	$771	$2,312	$2,288
Franchise average unit sales	$463	$465	$1,393	$1,395
Company equivalent units (a)	62	62	61	63
Franchise equivalent units (a)	1,411	1,470	1,424	1,485
Company same-store sales decrease vs. prior year (b)(c)	(1.4)%	(0.4)%	(0.8)%	(2.0)%
Domestic franchise same-store sales decrease vs. prior year (b)(c)	(3.0)%	(0.1)%	(2.5)%	(0.6)%

Keke's
Company average unit sales	$432	$423	$1,278	$1,323
Franchise average unit sales	$441	$439	$1,431	$1,368
Company equivalent units (a)	23	11	22	10
Franchise equivalent units (a)	54	50	49	50
Company same-store sales increase (decrease) vs. prior year (b)(c)	5.2%	(1.7)%	2.9%	(2.4)%
Franchise same-store sales increase (decrease) vs. prior year (b)(c)	0.2%	(0.9)%	2.8%	(3.2)%

(a)Equivalent units are calculated as the weighted average number of units in operation during a defined time period.
(b)Same-restaurant sales include sales from company restaurants or non-consolidated franchised and licensed restaurants that were open during the comparable periods noted.
(c)Prior year amounts have not been restated for 2025 comparable units.

Unit Activity	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Denny's
Company restaurants, beginning of period	62	64	61	65
Units acquired from franchisees	—	—	1	—
Units sold to franchisees	—	(3)	—	(3)
Units closed	—	—	—	(1)
End of period	62	61	62	61

Franchised and licensed restaurants, beginning of period	1,422	1,477	1,438	1,508
Units opened	1	2	10	10
Units purchased from Company	—	3	—	3
Units acquired by Company	—	—	(1)	—
Units closed	(26)	(18)	(50)	(57)
End of period	1,397	1,464	1,397	1,464
Total restaurants, end of period	1,459	1,525	1,459	1,525

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Keke's
Company restaurants, beginning of period	22	11	14	8
Units opened	1	—	7	4
Units acquired from franchisees	—	—	5	—
Units sold to franchisees	—	—	(3)	(1)
End of period	23	11	23	11

Franchised restaurants, beginning of period	52	51	55	50
Units opened	3	—	8	—
Units purchased from Company	—	—	3	1
Units acquired by Company	—	—	(5)	—
Units closed	—	(1)	(6)	(1)
End of period	55	50	55	50
Total restaurants, end of period	78	61	78	61

Company Restaurant Operations

Company restaurant sales increased $4.7 million, or 8.9%, for the quarter ended September 24, 2025 and $10.3 million, or 6.4%, year-to-date compared to the prior year periods, primarily resulting from a Keke's 12 equivalent unit increase for the current quarter and year-to-date periods compared to the prior year periods and an increase in Keke's same-store sales of 5.2% for the current quarter and 2.9% year-to-date compared to the prior year periods. The increases in company restaurant sales were partially offset by a Denny's two equivalent unit decrease for the year-to-date period compared to the prior year period and a decrease in Denny's same-store sales of 1.4% for the current quarter and 0.8% year-to-date periods compared to the prior year periods.

Total costs of company restaurant sales as a percentage of company restaurant sales were 87.4% for the quarter ended September 24, 2025 and 89.9% year-to-date compared to 88.8% and 89.4% for the prior year periods, respectively.

Product costs as a percentage of company restaurant sales were 25.5% for the quarter ended September 24, 2025 and 25.9% year-to-date compared to 25.8% and 25.4% for the prior year periods, respectively. The current quarter decrease as a percentage of company restaurant sales was primarily due to increased prices, partially offset by higher commodity costs. The year-to-date increase as a percentage of company restaurant sales was primarily due to higher commodity costs, partially offset by increased prices.

Payroll and benefits as a percentage of company restaurant sales were 37.8% for the quarter ended September 24, 2025 and 38.1% year-to-date compared to 37.6% and 38.1% for the prior year periods, respectively.

Occupancy costs as a percentage of company restaurant sales were 9.6% for the quarter ended September 24, 2025 and 9.3% year-to-date compared to 8.4% and 8.6%, respectively, for the prior year periods. The current quarter increase as a percentage of company restaurant sales was primarily due to a 1.0 percentage point increase in rent and property taxes. The year-to-date increase as a percentage of company restaurant sales was primarily due to a 0.9 percentage point increase in rent and property taxes, offset by a 0.2 percentage point decrease in general liability insurance costs resulting from favorable claims development.

Other operating expenses consist of the following amounts and percentages of company restaurant sales.

	Quarter Ended				Three Quarters Ended
	September 24, 2025		September 25, 2024		September 24, 2025		September 25, 2024
	(In thousands)
Utilities	$2,137	3.7%	$1,959	3.7%	$5,660	3.3%	$5,309	3.3%
Repairs and maintenance	799	1.4%	964	1.8%	2,482	1.5%	2,977	1.9%
Marketing	2,037	3.6%	1,859	3.5%	6,451	3.8%	5,339	3.3%
Legal settlements	330	0.6%	152	0.3%	1,126	0.7%	1,809	1.1%
Pre-opening costs	473	0.8%	209	0.4%	1,827	1.1%	766	0.5%
Other direct costs	2,591	4.5%	3,785	7.2%	10,689	6.3%	11,270	7.1%
Other operating expenses	$8,367	14.6%	$8,928	16.9%	$28,235	16.6%	$27,470	17.2%

The current quarter decrease in other operating expenses was primarily due to decreased other direct costs as a result of the collection of $1.5 million related to excess credit card fees charged by Visa and Mastercard between 2004 and 2019. The year-to-date increase in other operating expenses was primarily due to increased marketing at both brands and higher pre-opening costs at Keke's related to new unit openings, partially offset by the $1.5 million collection of excess credit card fees mentioned above and favorable legal settlement costs related to certain claims during the prior period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue consisted of the following amounts and percentages of franchise and license revenue for the periods indicated below.

	Quarter Ended				Three Quarters Ended
	September 24, 2025		September 25, 2024		September 24, 2025		September 25, 2024
	(In thousands)
Royalties	$27,745	49.7%	$29,101	49.3%	$84,673	49.0%	$88,421	49.6%
Advertising revenue	18,604	33.3%	20,172	34.2%	57,167	33.1%	59,098	33.2%
Initial and other fees	1,772	3.2%	1,639	2.8%	7,450	4.3%	5,903	3.3%
Occupancy revenue	7,748	13.9%	8,146	13.8%	23,578	13.6%	24,847	13.9%
Franchise and license revenue	$55,869	100.0%	$59,058	100.0%	$172,868	100.0%	$178,269	100.0%

Advertising costs	$18,604	33.3%	$20,172	34.2%	$57,167	33.1%	$59,098	33.2%
Occupancy costs	4,897	8.8%	5,256	8.9%	14,702	8.5%	15,482	8.7%
Other direct franchise costs	3,307	5.9%	3,571	6.0%	12,510	7.2%	15,221	8.5%
Costs of franchise and license revenue	$26,808	48.0%	$28,999	49.1%	$84,379	48.8%	$89,801	50.4%

Franchise and license revenue decreased $3.2 million, or 5.4%, for the quarter ended September 24, 2025 and $5.4 million, or 3.0%, year-to-date compared to the prior year periods. Royalties decreased $1.4 million, or 4.7%, and $3.7 million, or 4.2%, for the current quarter and year-to-date periods, respectively, compared to the prior year periods. The decreases in royalties primarily resulted from a decrease of 59 Denny's franchise equivalent units for the current quarter and 61 franchise equivalent units year-to-date compared to the prior year periods, and a decrease in Denny's domestic franchise same-store sales of 3.0% for the current quarter and 2.5% year-to-date as compared to the prior year periods. These decreases were partially offset by increases in Keke's franchise same-store sales of 0.2% for the current quarter and 2.8% year-to-date as compared to the prior year periods.

Advertising revenue decreased $1.6 million, or 7.8%, for the quarter ended September 24, 2025 and $1.9 million, or 3.3%, year-to-date compared to the prior year periods. The decrease in advertising revenue for the current quarter and year-to-date periods primarily resulted from the decrease in Denny's franchise equivalent units and same-store sales noted above. In addition, local advertising co-op contributions decreased by $0.8 million and increased by $0.3 million for the current quarter and year-to-date periods, respectively.

Initial and other fees increased $0.1 million, or 8.1%, for the quarter ended September 24, 2025 and $1.5 million, or 26.2%, year-to-date compared to the prior year periods. The increase for the year-to-date period ended September 24, 2025 was primarily due to increased revenue of $0.5 million from sales of equipment to franchisees and the collection of a $0.6 million early franchise termination fee.

Occupancy revenue decreased $0.4 million, or 4.9%, for the quarter ended September 24, 2025 and $1.3 million, or 5.1%, year-to-date compared to the prior year periods, primarily due to lease terminations and modifications.

Costs of franchise and license revenue decreased $2.2 million, or 7.6%, for the quarter ended September 24, 2025 and $5.4 million, or 6.0%, year-to-date compared to the prior year periods. Advertising costs decreased $1.6 million, or 7.8%, for the current quarter and decreased $1.9 million, or 3.3%, year-to-date, which corresponds to the related advertising revenue decreases for the current quarter and year-to-date periods noted above. Occupancy costs decreased $0.4 million, or 6.8%, for the current quarter and $0.8 million, or 5.0%, year-to-date compared to the prior year periods, primarily due to lease terminations. Other direct franchise costs decreased $0.3 million, or 7.4%, for the current quarter and $2.7 million, or 17.8%, year-to-date compared to the prior year periods. The decrease in other direct franchise costs for the the year-to-date period was primarily due to a $2.6 million distribution to franchisees related to a review of advertising costs in the prior year periods. As a result of the changes in franchise and license revenue discussed above, costs of franchise and license revenue decreased to 48.0% and 48.8% of franchise and license revenue for the quarter and year-to-date periods ended September 24, 2025, respectively, from 49.1% and 50.4% for the prior year periods, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Corporate administrative expenses	$15,516	$15,875	$45,986	$46,843
Share-based compensation	3,249	3,006	9,016	8,406
Incentive compensation	2,028	447	7,044	4,868
Deferred compensation valuation adjustments	682	503	904	1,422
Transaction costs	1,092	—	1,092	—
Total general and administrative expenses	$22,567	$19,831	$64,042	$61,539

Total general and administrative expenses increased $2.7 million, or 13.8%, for the quarter ended September 24, 2025 and increased $2.5 million, or 4.1%, year-to-date compared to the prior year periods.

Corporate administrative expenses decreased $0.4 million for the quarter and $0.9 million for the year-to-date period, due to the impact of headcount reductions during the year. Share-based compensation increased by $0.2 million for the quarter and $0.6 million for the year-to-date period. The increases for both periods were primarily due to plan performance adjustments in the prior year. Incentive compensation increased by $1.6 million for the quarter and $2.2 million for the year-to-date period. The changes in incentive compensation for both periods primarily resulted from our performance against plan metrics. Changes in deferred compensation valuation adjustments have offsetting gains or losses on the underlying nonqualified deferred plan investments included as a component of other nonoperating income, net, for the corresponding periods. Transaction costs for the quarter and year-to-date periods ended September 24, 2025 include $1.1 million of costs incurred by the Company related to the proposed merger of the Company. See Note 17 to our unaudited consolidated financial statements set forth in Part I, Item 1 of this report.

Depreciation and amortization consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Depreciation of property and equipment	$3,596	$2,752	$10,411	$8,230
Amortization of finance lease ROU assets	287	319	894	1,019
Amortization of intangible and other assets	551	551	1,614	1,689
Total depreciation and amortization expense	$4,434	$3,622	$12,919	$10,938

The increases in total depreciation and amortization expense for the quarter and year-to-date periods ended September 24, 2025 were primarily due to new Keke's units.

Operating (gains), losses and other charges, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
(Gains) losses on sales of assets and other, net	$(1,400)	$6	$(2,717)	$(88)
Impairment charges	—	78	3,265	792
Restructuring charges and exit costs	271	662	3,934	1,280
Operating (gains), losses and other charges, net	$(1,129)	$746	$4,482	$1,984

(Gains) losses on sales of assets and other, net for the quarter and year-to-date periods ended September 24, 2025 and September 25, 2024 were primarily related to the sales of real estate and restaurants.

We recorded impairment charges of $3.3 million for the year-to-date period ended September 24, 2025, primarily related to closed franchise restaurants and the relocation of certain support functions.

Restructuring charges and exit costs consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Exit costs	$29	$231	$78	$322
Severance and other restructuring charges	242	431	3,856	958
Total restructuring and exit costs	$271	$662	$3,934	$1,280

Severance and other restructuring charges for the quarter and year-to-date periods ended September 24, 2025 primarily consisted of severance costs resulting from the elimination of two positions during the quarter and 68 positions year-to-date, as part of a cost savings initiative.

Operating income was $10.4 million for the quarter ended September 24, 2025 and $24.2 million year-to-date compared to $11.7 million and $30.9 million, respectively, for the prior year periods.

Interest expense, net consisted of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
	(In thousands)
Interest on credit facility	$4,547	$5,158	$13,760	$15,382
Interest income on interest rate swaps	(852)	(1,582)	(2,767)	(4,626)
Interest on finance lease liabilities	451	495	1,384	1,501
Letters of credit and other fees	166	199	380	510
Interest income	(67)	(51)	(167)	(183)
Total cash interest, net	4,245	4,219	12,590	12,584
Amortization of deferred financing costs	160	159	478	477
Amortization of interest rate swap losses	913	193	2,051	502
Interest accretion on other liabilities	—	—	1	1
Total interest expense, net	$5,318	$4,571	$15,120	$13,564

Interest expense, net increased $0.7 million and $1.6 million for the quarter and year-to-date periods ended September 24, 2025, respectively, compared to the prior year periods primarily due to increases in amortization of interest rate swap losses. We expect to amortize $4.6 million from accumulated other comprehensive loss, net to interest expense, net related to dedesignated interest rate swaps during the next 12 months.

Other nonoperating expense (income), net increased $4.0 million and $4.4 million for the quarter and year-to-date periods ended September 24, 2025, respectively, compared to the prior year periods. The increases for the quarter and year-to-date periods ended September 24, 2025 were primarily due to $3.7 million of debt issuance costs related to a debt issuance no longer considered probable of occurring as a result of the proposed merger of the Company. See Note 17 to our unaudited consolidated financial statements set forth in Part I, Item 1 of this report.

Provision for income taxes was $1.3 million for the quarter ended September 24, 2025 and $2.9 million year-to-date compared to $1.5 million and $4.2 million, respectively, for the prior year periods. The effective tax rate was 67.4% for the current quarter and 45.8% year-to-date, compared to 18.5% and 22.2% for the prior year periods, respectively. The effective income tax rate for the quarter and year-to-date periods ended September 24, 2025 included discrete items relating to share-based compensation of 9.3% and 10.8%, respectively. The effective income tax rate for the year-to-date period ended September 25, 2024 included discrete items relating to share-based compensation of 0.1%. We expect the 2025 fiscal year effective tax rate to be between 25% and 29%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

On July 4, 2025, H.R. 1, the budget bill known as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Provisions effective in 2025 have been reflected in the quarter ended September 24, 2025. We currently expect a beneficial cash flow impact in fiscal 2025 from the enhanced expensing provisions. The OBBBA does not materially impact our effective tax rate in fiscal year 2025.

Net income was $0.6 million for the quarter ended September 24, 2025 and $3.4 million year-to-date compared to $6.5 million and $14.8 million for the prior year periods, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Historically, our principal uses of cash are operating expenses, capital expenditures, and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 24, 2025	September 25, 2024
	(In thousands)
Net cash provided by operating activities	$30,342	$20,947
Net cash used in investing activities	(25,109)	(17,616)
Net cash used in financing activities	(4,707)	(6,758)
Increase (decrease) in cash and cash equivalents	$526	$(3,427)

Net cash flows provided by operating activities were $30.3 million for the year-to-date period ended September 24, 2025 compared to $20.9 million for the year-to-date period ended September 25, 2024. The increase in cash provided by operating activities was primarily related to the timing of payments for accounts payable in the prior year period. We believe that our estimated cash flows from operations, combined with our capacity for additional borrowings under our credit facility and cash on hand, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $25.1 million for the year-to-date period ended September 24, 2025. These cash flows included capital expenditures of $25.6 million and acquisitions of restaurants of $4.1 million, partially offset by proceeds from asset sales of $3.5 million and proceeds of investment sales of $1.1 million. Net cash flows used in investing activities were $17.6 million for the year-to-date period ended September 25, 2024. These cash flows included capital expenditures of $17.7 million and investment purchases of $1.5 million, partially offset by proceeds from asset sales of $1.4 million.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 24, 2025	September 25, 2024
	(In thousands)
Facilities	$4,758	$5,543
New construction	14,813	7,807
Remodeling	4,414	1,891
Information technology	806	1,376
Other	858	1,093
Capital expenditures	$25,649	$17,710

Net cash flows used in financing activities were $4.7 million for the year-to-date period ended September 24, 2025, including net long-term debt payments of $2.7 million, payments of tax withholding on share-based compensation of $1.0 million, and payments for stock repurchases of $1.7 million, partially offset by net bank overdrafts of $0.7 million. Net cash flows used in financing activities were $6.8 million for the year-to-date period ended September 25, 2024, including cash payments for stock repurchases of $11.3 million and payments of tax withholding on share-based compensation of $1.9 million, partially offset by net long-term debt borrowings of $4.4 million and net bank overdrafts of $1.9 million.

Our working capital deficit was $61.4 million at September 24, 2025 compared to $55.6 million at December 25, 2024. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows for a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually becomes due after the receipt of cash from the related sales.

Credit Facility

As of September 24, 2025, the Company and certain of its subsidiaries had a credit facility consisting of a five-year $400 million senior secured revolver (with a $25 million letter of credit sublimit). The credit facility included an accordion feature that would allow us to increase the size of the facility to $450 million. Borrowings bear a tiered interest rate, which is based on the Company's consolidated leverage ratio. The maturity date for the credit facility was August 26, 2026.

On October 28, 2025, subsequent to the end of the third quarter, we entered into an amendment to our credit facility. As a result of the amendment, the maturity date of the credit facility was extended to January 29, 2027, the accordion feature was removed, and the capacity of the credit facility was reduced to $325 million. Additionally, pursuant to the amended credit facility we are prohibited from paying dividends and making share repurchases, and other general investments are restricted. The credit facility amendment is filed as Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on November 3, 2025.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of its subsidiaries (other than its insurance captive subsidiary). It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants, including a maximum consolidated leverage ratio of 4.0 times and a minimum consolidated fixed charge coverage ratio of 1.5 times. As of September 24, 2025, our consolidated leverage ratio was 3.98 times and our consolidated fixed charge coverage ratio was 2.07 times. We were in compliance with all financial covenants as of September 24, 2025, and we expect to remain in compliance throughout the remainder of 2025.

As of September 24, 2025, we had outstanding revolver loans of $259.5 million and outstanding letters of credit under the credit facility of $15.9 million. These balances resulted in unused commitments of $124.6 million as of September 24, 2025 under the credit facility.

As of September 24, 2025, borrowings under the credit facility bear interest at a rate of Adjusted Daily Simple SOFR plus 2.25%. Letters of credit under the credit facility bear interest at a rate of 2.38%. The commitment fee, paid on the unused portion of the credit facility, was set to 0.35%.

Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 6.73% and 6.98% as of September 24, 2025 and December 25, 2024, respectively. Taking into consideration our interest rate swaps that are designated as cash flow hedges, the weighted-average interest rate of outstanding revolver loans was 5.30% and 5.01% as of September 24, 2025 and December 25, 2024, respectively.

Technology Transformation Initiatives

The Company has committed to investing approximately $4 million toward a new cloud-based restaurant technology platform in domestic franchise restaurants, which will lay the foundation for future technology initiatives to further enhance the guest experience. The rollout is in progress and is expected to continue through 2027.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 24, 2025, borrowings under our credit facility bear interest at variable rates based on Adjusted Daily Simple SOFR plus 2.25% per annum.

We have receive-variable, pay-fixed interest rate swaps to hedge the forecasted cash flows of our floating rate debt. A summary of our interest rate swaps designated as cash flow hedges as of September 24, 2025 is as follows:

Trade Date	Effective Date	Maturity Date	Notional Amount		Fair Value	Fixed Rate
			(In thousands)
October 1, 2015	March 29, 2018	March 31, 2026	$50,000		$375	2.37%
February 15, 2018	March 31, 2020	December 31, 2033	$192,000	(1)	$8,501	3.09%
Total			$242,000		$8,876

(1)     The notional amounts of the swaps entered into on February 15, 2018 increase periodically until they reach the maximum notional amount of $335 million on August 31, 2033.

As of September 24, 2025, our swaps effectively increased our ratio of fixed rate debt from 4% of total debt to 93% of total debt. Based on the levels of borrowings under the credit facility at September 24, 2025, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 24, 2025, taking into consideration the interest rate swaps that will be in effect during the next 12 months. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 24, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.     Risk Factors

The Company is supplementing the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024 (the "Annual Report"). The following risk factor should be read in conjunction with the risk factors disclosed in the Annual Report.

Our business or the value of our common stock could be negatively affected as a result of the actions or tactics of activist stockholders.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. The Board of Directors and our management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Activist stockholders who disagree with our strategy or the way we are managed have sought to effect change, and may seek to effect change in the future, through various strategies. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and interfere with our ability to execute our plans and strategies. Any perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of our common stock.

On September 15, 2025, a group of stockholders including JCP Investment Partnership, LP (“JCP Partnership”) and Jumana Capital Investments LLC (“Jumana Capital”), and several of their respective affiliates (each, a “Reporting Person” and collectively, the “Reporting Persons”), jointly filed a statement on Schedule 13D (the “Schedule 13D”) with the SEC reporting their beneficial ownership of a substantial number of shares of our common stock. In the Schedule 13D, the Reporting Persons disclosed their intention to engage in discussions with management and our Board of Directors regarding opportunities to enhance stockholder value. Additionally, the Reporting Persons disclosed that they may in the future take such actions with respect to their investment as they deem appropriate including, without limitation, engaging in discussions with our stockholders or third parties, including potential acquirers and service providers, about us and the Reporting Persons' investment, making proposals to the Company concerning changes to our capital allocation strategy, capitalization, ownership structure, including a sale of the Company as a whole or in parts, Board structure (including Board composition) or our operations and engaging in other transactions in our shares, including short selling, hedging or similar transactions.

Although we may engage in discussions with this investor as we do others, there can be no assurance as to the outcome of any conversations that may take place. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 24, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Amendment to Credit Facility

On October 28, 2025, the Company entered into an amendment to its credit facility. As a result of the amendment, the maturity date of the credit facility was extended to January 29, 2027, the accordion feature was removed, and the capacity of the credit facility was reduced to $325 million. Additionally, pursuant to the amended credit facility the Company is prohibited from paying dividends and making share repurchases and other general investments are restricted. The credit facility amendment is filed as Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on November 3, 2025.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description
10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 28, 2025, among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and certain subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement, and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on November 3, 2025).

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

DENNY'S CORPORATION

Date:	November 3, 2025	By:	/s/ Robert P. Verostek
Robert P. Verostek
Executive Vice President and Chief Financial Officer

Date:	November 3, 2025	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Senior Vice President, Chief Accounting Officer and Corporate Controller